Form 10-Q
period 2016-09-30
WEINGARTEN REALTY INVESTORS /TX/
filed 2016-11-09
CIK 828916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES☒ NO☐
As of November 4, 2016, there were 128,065,243 common shares of beneficial interest of Weingarten Realty Investors, $.03 par value, outstanding.

PART I-FINANCIAL INFORMATION
ITEM 1. Financial Statements
WEINGARTEN REALTY INVESTORS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Rentals, net	$136,435	$128,254	$397,758	$375,222
Other	2,164	2,533	8,934	7,968
Total	138,599	130,787	406,692	383,190
Expenses:
Depreciation and amortization	42,064	36,327	119,161	108,929
Operating	24,760	24,291	72,959	69,076
Real estate taxes, net	17,067	15,770	50,145	45,895
Impairment loss	—	—	43	153
General and administrative	7,187	6,188	20,073	20,021
Total	91,078	82,576	262,381	244,074
Operating Income	47,521	48,211	144,311	139,116
Interest Expense, net	(21,843)	(20,607)	(61,292)	(67,357)
Interest and Other Income (Expense), net	1,268	(888)	1,840	2,252
Gain on Sale and Acquisition of Real Estate Joint Venture and Partnership Interests	9,015	—	46,407	879
Equity in Earnings of Real Estate Joint Ventures and Partnerships, net	4,373	5,096	15,111	13,680
(Provision) Benefit for Income Taxes	(1,105)	144	(7,020)	(291)
Income from Continuing Operations	39,229	31,956	139,357	88,279
Gain on Sale of Property	22,108	13,232	68,298	43,917
Net Income	61,337	45,188	207,655	132,196
Less: Net Income Attributable to Noncontrolling Interests	(9,436)	(1,787)	(12,864)	(5,119)
Net Income Adjusted for Noncontrolling Interests	51,901	43,401	194,791	127,077
Dividends on Preferred Shares	—	—	—	(3,830)
Redemption Costs of Preferred Shares	—	—	—	(9,687)
Net Income Attributable to Common Shareholders	$51,901	$43,401	$194,791	$113,560
Earnings Per Common Share - Basic:
Net income attributable to common shareholders	$.41	$.35	$1.55	$.92
Earnings Per Common Share - Diluted:
Net income attributable to common shareholders	$.40	$.35	$1.53	$.91
See Notes to Condensed Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net Income	$61,337	$45,188	$207,655	$132,196
Other Comprehensive Income (Loss):
Net unrealized gain (loss) on investments, net of taxes	197	(396)	295	(320)
Realized (loss) gain on derivatives	(2,084)	—	(2,084)	5,007
Net unrealized gain (loss) on derivatives	3,556	(3,423)	(5,015)	(3,042)
Amortization of derivatives and designated hedges	462	(28)	1,193	681
Retirement liability adjustment	251	361	1,004	1,081
Total	2,382	(3,486)	(4,607)	3,407
Comprehensive Income	63,719	41,702	203,048	135,603
Comprehensive Income Attributable to Noncontrolling Interests	(9,436)	(1,787)	(12,864)	(5,119)
Comprehensive Income Adjusted for Noncontrolling Interests	$54,283	$39,915	$190,184	$130,484
See Notes to Condensed Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share amounts)

	September 30, 2016	December 31, 2015
ASSETS
Property	$4,725,715	$4,262,959
Accumulated Depreciation	(1,164,852)	(1,087,642)
Property Held for Sale, net	4,826	34,363
Property, net *	3,565,689	3,209,680
Investment in Real Estate Joint Ventures and Partnerships, net *	293,186	267,041
Total	3,858,875	3,476,721
Unamortized Lease Costs, net	212,992	137,609
Accrued Rent and Accounts Receivable (net of allowance for doubtful accounts of $6,823 in 2016 and $6,072 in 2015) *	86,623	84,782
Cash and Cash Equivalents *	9,766	22,168
Restricted Deposits and Mortgage Escrows	18,027	3,074
Other, net	196,505	177,591
Total Assets	$4,382,788	$3,901,945
LIABILITIES AND EQUITY
Debt, net *	$2,320,847	$2,113,277
Accounts Payable and Accrued Expenses	126,056	112,205
Other, net	194,040	131,453
Total Liabilities	2,640,943	2,356,935
Commitments and Contingencies	—	—
Deferred Compensation Share Awards	47,334	—
Equity:
Shareholders’ Equity:
Common Shares of Beneficial Interest - par value, $.03 per share; shares authorized: 275,000; shares issued and outstanding: 128,066 in 2016 and 123,951 in 2015	3,885	3,744
Additional Paid-In Capital	1,719,526	1,616,242
Net Income Less Than Accumulated Dividends	(178,809)	(222,880)
Accumulated Other Comprehensive Loss	(12,251)	(7,644)
Total Shareholders’ Equity	1,532,351	1,389,462
Noncontrolling Interests	162,160	155,548
Total Equity	1,694,511	1,545,010
Total Liabilities and Equity	$4,382,788	$3,901,945
* Consolidated variable interest entities' assets and debt included in the above balances (see Note 15):
Property, net	$485,458	$240,689
Investment in Real Estate Joint Ventures and Partnerships, net	17,107	18,278
Accrued Rent and Accounts Receivable, net	9,704	9,245
Cash and Cash Equivalents	9,944	13,250
Debt, net	47,319	47,919
See Notes to Condensed Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2016	2015
Cash Flows from Operating Activities:
Net Income	$207,655	$132,196
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	119,161	108,929
Amortization of debt deferred costs and intangibles, net	1,953	1,974
Impairment loss	43	153
Equity in earnings of real estate joint ventures and partnerships, net	(15,111)	(13,680)
Gain on sale and acquisition of real estate joint venture and partnership interests	(46,407)	(879)
Gain on sale of property	(68,298)	(43,917)
Distributions of income from real estate joint ventures and partnerships	868	2,834
Changes in accrued rent and accounts receivable, net	(5,869)	(7,746)
Changes in unamortized lease costs and other assets, net	(12,852)	(11,794)
Changes in accounts payable, accrued expenses and other liabilities, net	12,207	6,946
Other, net	669	10,717
Net cash provided by operating activities	194,019	185,733
Cash Flows from Investing Activities:
Acquisition of real estate and land	(438,286)	(187,069)
Development and capital improvements	(78,675)	(59,791)
Proceeds from sale of property and real estate equity investments	185,651	74,487
Change in restricted deposits and mortgage escrows	(14,653)	69,396
Real estate joint ventures and partnerships - Investments	(49,877)	(30,053)
Real estate joint ventures and partnerships - Distribution of capital	41,749	28,003
Purchase of investments	(4,740)	—
Proceeds from investments	1,250	1,000
Other, net	566	(325)
Net cash used in investing activities	(357,015)	(104,352)
Cash Flows from Financing Activities:
Proceeds from issuance of debt	249,999	448,083
Principal payments of debt	(67,848)	(223,930)
Changes in unsecured credit facilities	(19,500)	(67,500)
Proceeds from issuance of common shares of beneficial interest, net	137,487	42,420
Redemption of preferred shares of beneficial interest	—	(150,000)
Common and preferred dividends paid	(138,354)	(131,866)
Debt issuance and extinguishment costs paid	(5,230)	(9,779)
Distributions to noncontrolling interests	(6,252)	(4,541)
Contributions from noncontrolling interests	—	1,318
Other, net	292	3,492
Net cash provided by (used in) financing activities	150,594	(92,303)
Net decrease in cash and cash equivalents	(12,402)	(10,922)
Cash and cash equivalents at January 1	22,168	23,189
Cash and cash equivalents at September 30	$9,766	$12,267
Interest paid during the period (net of amount capitalized of $1,762 and $2,517, respectively)	$60,379	$59,333
Income taxes paid during the period	$930	$1,534
See Notes to Condensed Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, except per share amounts)

	Preferred Shares of Beneficial Interest	Common Shares of Beneficial Interest	Additional Paid-In Capital	Net Income Less Than Accumulated Dividends	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance, January 1, 2015	$2	$3,700	$1,706,880	$(212,960)	$(12,436)	$153,757	$1,638,943
Net income				127,077		5,119	132,196
Redemption of preferred shares	(2)		(140,311)	(9,687)			(150,000)
Issuance of common shares, net		34	40,297				40,331
Shares issued under benefit plans, net		10	8,052				8,062
Shares issued in exchange for noncontrolling interests			111			(111)	—
Dividends paid – common shares (1)				(127,993)			(127,993)
Dividends paid – preferred shares (2)				(3,873)			(3,873)
Distributions to noncontrolling interests						(4,541)	(4,541)
Contributions from noncontrolling interests						1,318	1,318
Other comprehensive income					3,407		3,407
Other, net			279	43		(808)	(486)
Balance, September 30, 2015	$—	$3,744	$1,615,308	$(227,393)	$(9,029)	$154,734	$1,537,364
Balance, January 1, 2016	$—	$3,744	$1,616,242	$(222,880)	$(7,644)	$155,548	$1,545,010
Net income				194,791		12,864	207,655
Issuance of common shares, net		105	131,417				131,522
Shares issued under benefit plans, net		36	6,835				6,871
Change in classification of deferred compensation plan			(38,787)				(38,787)
Change in redemption value of deferred compensation plan				(12,366)			(12,366)
Diversification of share awards within deferred compensation plan			3,819				3,819
Dividends paid – common shares (1)				(138,354)			(138,354)
Distributions to noncontrolling interests						(6,252)	(6,252)
Other comprehensive loss					(4,607)		(4,607)
Balance, September 30, 2016	$—	$3,885	$1,719,526	$(178,809)	$(12,251)	$162,160	$1,694,511
_______________

(1)	Common dividend per share was $1.10 and $1.04 for the nine months ended September 30, 2016 and 2015, respectively.

(2)	Series F preferred dividend per share was $64.55 for the nine months ended September 30, 2015.
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
We operate a portfolio of neighborhood and community shopping centers, totaling approximately 45.2 million square feet of gross leaseable area, that is either owned by us or others. We have a diversified tenant base, with our largest tenant comprising only 3.1% of base minimum rental revenue during the first nine months of 2016. Total revenues generated by our centers located in Houston and its surrounding areas was 21.0% of total revenue for the nine months ended September 30, 2016, and an additional 9.7% of total revenue was generated during this period from centers that are located in other parts of Texas.
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
Our restricted deposits and mortgage escrows consist of the following (in thousands):

	September 30, 2016	December 31, 2015
Restricted cash (1)	$16,340	$1,952
Mortgage escrows	1,687	1,122
Total	$18,027	$3,074
_______________

(1)	The increase between the periods presented is primarily attributable to $13.6 million of funds being placed in a qualified escrow account for the purpose of completing like-kind exchange transactions.

Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component consists of the following (in thousands):

	Gain on Investments	Gain on Cash Flow Hedges		Defined Benefit Pension Plan		Total
Balance, December 31, 2015	$(557)	$(8,160)		$16,361		$7,644
Change excluding amounts reclassified from accumulated other comprehensive loss	(295)	7,099				6,804
Amounts reclassified from accumulated other comprehensive loss		(1,193)	(1)	(1,004)	(2)	(2,197)
Net other comprehensive (income) loss	(295)	5,906		(1,004)		4,607
Balance, September 30, 2016	$(852)	$(2,254)		$15,357		$12,251
	Gain on Investments	Gain on Cash Flow Hedges		Defined Benefit Pension Plan		Total
Balance, December 31, 2014	$(656)	$(3,416)		$16,508		$12,436
Change excluding amounts reclassified from accumulated other comprehensive loss	320	(1,965)				(1,645)
Amounts reclassified from accumulated other comprehensive loss		(681)	(1)	(1,081)	(2)	(1,762)
Net other comprehensive loss (income)	320	(2,646)		(1,081)		(3,407)
Balance, September 30, 2015	$(336)	$(6,062)		$15,427		$9,029
_______________
(1)    This reclassification component is included in interest expense (see Note 6 for additional information).
(2)    This reclassification component is included in the computation of net periodic benefit cost (see Note 12 for additional information).
Deferred Compensation Plan
Our deferred compensation plan was amended, effective April 1, 2016, to permit participants in this plan to diversify their holdings of our common shares of beneficial interest ("common shares") six months after vesting. Thus, as of April 1, 2016, the fully vested share awards and the proportionate share of nonvested share awards eligible for diversification was reclassified from additional paid-in capital to temporary equity in our Condensed Consolidated Balance Sheet. The outstanding share awards are adjusted to their redemption value each reporting period based upon the market value of our common shares at the end of such reporting period, and such change in value from the prior reporting period will be reported in net income less than accumulated dividends in our Condensed Consolidated Statement of Equity. The following table summarizes the eligible share award activity since the effective date through September 30, 2016 (in thousands):

Value of share awards resulting from:
Change in classification	$38,787
Change in redemption value	12,366
Diversification of share awards	(3,819)
Balance at September 30, 2016	$47,334
Retrospective Application of Accounting Standard Update
The retrospective application of adopting Accounting Standard Update No. 2015-02, "Amendments to the Consolidation Analysis" on prior years' condensed consolidated balance sheet and applicable notes to the consolidated financial statements was made to conform to the current year presentation. The impact of this change was on disclosures as described in Note 2.

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
In June 2016, the FASB issued ASU No. 2016-13, "Measurement of Credit Losses on Financial Instruments." This ASU amends prior guidance on the impairment of financial instruments, and adds an impairment model that is based on expected losses rather than incurred losses with the recognition of an allowance based on an estimate of expected credit losses. The provisions of ASU No. 2016-13 are effective for us as of January 1, 2020, and early adoption is permitted for fiscal years beginning after December 15, 2018. We are currently assessing the impact, if any, that the adoption of this ASU will have on our consolidated financial statements.
In August 2016, the FASB issued ASU No. 2016-15, "Classification of Certain Cash Receipts and Cash Payments." This ASU amends guidance to either add or clarify the classification of certain cash receipts and payments in the statement of cash flows. Eight specific issues were identified for further clarification and include: debt prepayment or extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of company-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions and the classification of cash flows that have aspects of more than one class of cash flows. The provisions of ASU No. 2016-15 are effective for us as of January 1, 2018 on a retrospective basis, and early adoption is permitted. We are currently assessing the impact, if any, that the adoption of this ASU will have on our consolidated financial statements.
In October 2016, the FASB issued ASU No. 2016-17, "Interests Held through Related Parties That Are Under Common Control." This ASU amends the consolidation guidance on how a reporting entity that is a single decision maker of a VIE should treat indirect interests in the entity held through related parties that are under common control when determining whether it is the primary beneficiary of that VIE. The provisions of ASU No. 2016-17 are effective for us as of January 1, 2017 on a retrospective basis, and early adoption is permitted. We are currently assessing the impact, if any, that the adoption of this ASU will have on our consolidated financial statements.
Note 3. Property
Our property consists of the following (in thousands):

	September 30, 2016	December 31, 2015
Land	$1,044,622	$929,958
Land held for development	85,563	95,524
Land under development	13,776	17,367
Buildings and improvements	3,505,911	3,152,215
Construction in-progress	75,843	67,895
Total	$4,725,715	$4,262,959
During the nine months ended September 30, 2016, we sold seven centers and other property. Aggregate gross sales proceeds from these transactions approximated $181.6 million and generated gains of approximately $68.3 million. Also, during the nine months ended September 30, 2016, we acquired three centers and other property with an aggregate gross purchase price of approximately $443.7 million, which included the consolidation of a property from the acquisition of a partner's 50% interest in an unconsolidated tenancy-in-common arrangement, and we invested $19.6 million in new development projects. Also during 2016, property increased by $58.7 million as a result of a business combination (see Note 17 for additional information).

At September 30, 2016, one center, totaling $9.1 million before accumulated depreciation, was classified as held for sale. This center did not qualify to be reported in discontinued operations and has been sold subsequent to September 30, 2016.
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

	September 30, 2016	December 31, 2015
Combined Condensed Balance Sheets
ASSETS
Property	$1,211,468	$1,290,784
Accumulated depreciation	(255,352)	(293,474)
Property, net	956,116	997,310
Other assets, net	109,647	130,251
Total Assets	$1,065,763	$1,127,561
LIABILITIES AND EQUITY
Debt, net (primarily mortgages payable)	$314,251	$345,186
Amounts payable to Weingarten Realty Investors and Affiliates	8,544	12,285
Other liabilities, net	30,675	29,509
Total Liabilities	353,470	386,980
Equity	712,293	740,581
Total Liabilities and Equity	$1,065,763	$1,127,561

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Combined Condensed Statements of Operations
Revenues, net	$33,875	$37,549	$103,943	$111,254
Expenses:
Depreciation and amortization	9,079	9,369	29,065	27,952
Interest, net	3,300	4,199	12,930	12,851
Operating	5,922	6,338	19,883	19,574
Real estate taxes, net	4,223	4,678	13,209	13,935
General and administrative	233	124	688	659
Provision for income taxes	42	34	70	145
Impairment loss	—	—	1,303	7,487
Total	22,799	24,742	77,148	82,603
Gain on sale of non-operating property	—	—	373	—
Gain on dispositions	71	—	12,662	1,393
Net income	$11,147	$12,807	$39,830	$30,044

Our investment in real estate joint ventures and partnerships, as reported in our Condensed Consolidated Balance Sheets, differs from our proportionate share of the entities' underlying net assets due to basis differences, which arose upon the transfer of assets to the joint ventures. The net positive basis differences, which totaled $2.6 million and $4.9 million at September 30, 2016 and December 31, 2015, respectively, are generally amortized over the useful lives of the related assets.
Our real estate joint ventures and partnerships have determined from time to time that the carrying amount of certain centers was not recoverable and that the centers should be written down to fair value. For the nine months ended September 30, 2016, our unconsolidated real estate joint ventures and partnerships recorded an impairment charge of $1.3 million associated with a center that had been marketed and sold during the period. For the nine months ended September 30, 2015, there was a $7.5 million impairment charge realized on various centers that were marketed and sold during the period. There was no impairment charge for both the three months ended September 30, 2016 and 2015.
Fees earned by us for the management of these real estate joint ventures and partnerships totaled $1.2 million and $1.1 million for the three months ended September 30, 2016 and 2015, respectively, and $3.5 million and $3.4 million for the nine months ended September 30, 2016 and 2015, respectively.
For the nine months ended September 30, 2016, four centers and a land parcel were sold with aggregate gross sales proceeds of approximately $63.7 million, of which our share of the gain totaled $3.4 million. Additionally, one center with a gross purchase price of $73 million was acquired, of which our interest aggregated 69%. In September 2016, we acquired our partner's 50% interest in an unconsolidated tenancy-in-common arrangement for approximately $13.5 million that we had previously accounted for under the equity method. This transaction resulted in the consolidation of the property in our consolidated financial statements.
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
Note 5. Debt
Our debt consists of the following (in thousands):

	September 30, 2016	December 31, 2015
Debt payable, net to 2038 (1)	$2,100,012	$1,872,942
Unsecured notes payable under credit facilities	130,000	149,500
Debt service guaranty liability	69,835	69,835
Obligations under capital leases	21,000	21,000
Total	$2,320,847	$2,113,277
_______________

(1)	At September 30, 2016, interest rates ranged from 1.7% to 8.6% at a weighted average rate of 4.0%. At December 31, 2015, interest rates ranged from 1.0% to 8.6% at a weighted average rate of 4.3%.

The allocation of total debt between fixed and variable-rate as well as between secured and unsecured is summarized below (in thousands):

	September 30, 2016	December 31, 2015
As to interest rate (including the effects of interest rate contracts):
Fixed-rate debt	$2,169,019	$1,869,683
Variable-rate debt	151,828	243,594
Total	$2,320,847	$2,113,277
As to collateralization:
Unsecured debt	$1,875,644	$1,650,521
Secured debt	445,203	462,756
Total	$2,320,847	$2,113,277
We maintain a $500 million unsecured revolving credit facility, which was amended and extended on March 30, 2016. This facility expires in March 2020, provides for two consecutive six-month extensions upon our request and borrowing rates that float at a margin over LIBOR plus a facility fee. At September 30, 2016, the borrowing margin and facility fee, which are priced off a grid that is tied to our senior unsecured credit ratings, were 90 and 15 basis points, respectively. The facility also contains a competitive bid feature that allows us to request bids for up to $250 million. Additionally, an accordion feature allows us to increase the facility amount up to $850 million.
As of December 31, 2015, we had a $500 million unsecured revolving credit facility that had borrowing rates that floated at a margin over LIBOR plus a facility fee. At December 31, 2015, the borrowing margin and facility fee, which were priced off a grid that was tied to our senior unsecured credit ratings, were 105 and 15 basis points, respectively. The facility also contained a competitive bid feature that allowed us to request bids for up to $250 million. Additionally, an accordion feature allowed us to increase the facility amount up to $700 million.
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
The following table discloses certain information regarding our unsecured notes payable under our credit facilities (in thousands, except percentages):

	September 30, 2016	December 31, 2015
Unsecured revolving credit facility:
Balance outstanding	$128,000	$140,000
Available balance	367,140	355,190
Letters of credit outstanding under facility	4,860	4,810
Variable interest rate (excluding facility fee)	1.4%	1.3%
Unsecured short-term facility:
Balance outstanding	$2,000	$9,500
Variable interest rate (excluding facility fee)	1.8%	1.7%
Both facilities:
Maximum balance outstanding during the period	$372,000	$244,500
Weighted average balance	133,738	100,506
Year-to-date weighted average interest rate (excluding facility fee)	1.4%	0.9%

Related to a development project in Sheridan, Colorado, we have provided a guaranty for the payment of any debt service shortfalls until a coverage rate of 1.4x is met on tax increment revenue bonds issued in connection with the project. The bonds are to be repaid with incremental sales and property taxes and a public improvement fee (“PIF”) to be assessed on current and future retail sales and, to the extent necessary, any amounts we may have to provide under a guaranty. The incremental taxes and PIF are to remain intact until the earlier of the date the bond liability has been paid in full or 2040. Therefore, a debt service guaranty liability equal to the fair value of the amounts funded under the bonds was recorded. As of both September 30, 2016 and December 31, 2015, we had $69.8 million outstanding for the debt service guaranty liability.
In August 2016, we issued $250 million of 3.25% senior unsecured notes maturing in 2026. The notes were issued at 99.16% of the principal amount with a yield to maturity of 3.35%. The net proceeds received of $246.3 million were used to reduce the amount outstanding under our $500 million unsecured revolving credit facility.
In July 2016, to provide additional liquidity, we entered into a credit agreement for a $200 million unsecured term loan facility, which would have matured in July 2017, subject to a one year extension at our option. The credit agreement provided for floating rates at a margin over LIBOR that were priced off a grid tied to our senior unsecured credit ratings. This agreement terminated in September 2016, as no funds were borrowed under this agreement.
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
Various leases and properties, and current and future rentals from those leases and properties, collateralize certain debt. At September 30, 2016 and December 31, 2015, the carrying value of such assets aggregated $.7 billion and $.8 billion, respectively.

Scheduled principal payments on our debt (excluding $130.0 million unsecured notes payable under our credit facilities, $21.0 million of certain capital leases, $(6.3) million net premium/(discount) on debt, $(11.0) million of deferred debt costs, $5.3 million of non-cash debt-related items, and $69.8 million debt service guaranty liability) are due during the following years (in thousands):

2016 remaining	$76,939
2017	86,710
2018	80,427
2019	56,245
2020	237,779
2021	17,667
2022	307,858
2023	305,705
2024	255,965
2025	303,314
Thereafter	383,329
Total	$2,111,938
Our various debt agreements contain restrictive covenants, including minimum interest and fixed charge coverage ratios, minimum unencumbered interest coverage ratios, minimum net worth requirements and maximum total debt levels. We are not aware of any non-compliance with our public debt and revolving credit facility covenants as of September 30, 2016.
Note 6. Derivatives and Hedging
The fair value of all our interest rate swap contracts was reported as follows (in thousands):

	Assets		Liabilities
	Balance Sheet Location	Amount	Balance Sheet Location	Amount
Designated Hedges:
September 30, 2016	Other Assets, net	$—	Other Liabilities, net	$4,161
December 31, 2015	Other Assets, net	2,664	Other Liabilities, net	725
The gross presentation, the effects of offsetting for derivatives with the right to offset under master netting agreements and the net presentation of our interest rate swap contracts is as follows (in thousands):

				Gross Amounts Not Offset in Balance Sheet
	Gross Amounts Recognized	Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
September 30, 2016
Liabilities	$4,161	$—	$4,161	$—	$—	$4,161

December 31, 2015
Assets	2,664	—	2,664	(346)	—	2,318
Liabilities	725	—	725	(346)	—	379

Cash Flow Hedges
As of September 30, 2016 and December 31, 2015, we had three interest rate swap contracts, maturing through March 2020, with an aggregate notional amount of $200 million that were designated as cash flow hedges and fix the LIBOR component of the interest rates at 1.5%. We have determined that these contracts are highly effective in offsetting future variable interest cash flows.
During 2016, we entered into and settled a forward-starting interest rate swap contract with an aggregate notional amount of $200 million hedging future fixed-rate debt issuances, which fixed the 10-year swap rates at 1.5% per annum. Upon settlement of this contract in August 2016, we paid $2.1 million resulting in a loss of $2.0 million in accumulated other comprehensive loss.
During 2015, we entered into and settled two forward-starting interest rate swap contracts with an aggregate notional amount of $215 million hedging future fixed-rate debt issuances, which fixed the 10-year swap rates at 2.0% per annum. Upon settlement of these contracts during 2015, we received $5.0 million resulting in a gain in accumulated other comprehensive loss.
As of September 30, 2016 and December 31, 2015, the net gain balance in accumulated other comprehensive loss relating to cash flow interest rate swap contracts was $2.3 million and $8.2 million, respectively, and will be reclassified to net interest expense as interest payments are made on the originally hedged debt. Within the next 12 months, a loss of approximately $.8 million in accumulated other comprehensive loss is expected to be reclassified to net interest expense related to our interest rate contracts.
A summary of cash flow interest rate swap contract hedging activity is as follows (in thousands):

Derivatives Hedging Relationships	Amount of (Gain) Loss Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Three Months Ended September 30, 2016	$(1,568)	Interest expense, net	$(366)	Interest expense, net	$(96)
Nine Months Ended September 30, 2016	7,003	Interest expense, net	(1,097)	Interest expense, net	(96)
Three Months Ended September 30, 2015	3,423	Interest expense, net	28	Interest expense, net	—
Nine Months Ended September 30, 2015	(1,965)	Interest expense, net	(681)	Interest expense, net	—
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

A summary of fair value interest rate swap contract hedging activity is as follows (in thousands):

	Gain (Loss) on Contracts	Gain (Loss) on Borrowings	Net Settlements and Accruals on Contracts (1) (3)	Amount of Gain (Loss) Recognized in Income (2) (3)
Nine Months Ended September 30, 2016
Interest expense, net	$(418)	$418	$3,140	$3,140
Three Months Ended September 30, 2015
Interest expense, net	(116)	116	236	236
Nine Months Ended September 30, 2015
Interest expense, net	(506)	506	1,274	1,274
_______________

(1)	Amounts in this caption include gain (loss) recognized in income on derivatives and net cash settlements.

(2)	No ineffectiveness was recognized during the respective periods.

(3)	Included in the caption for the nine months ended September 30, 2016 is $2.2 million received upon the termination of two interest rate swap contracts.
Credit-risk-related Contingent Features
We have agreements with some of our derivative counterparties that contain a provision that if we default on any of our indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, we could also be declared in default on our derivative obligations.
As of September 30, 2016, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $4.3 million. As of September 30, 2016, we have not posted any collateral related to these agreements, and if we had breached any of the provisions, we could have been required to settle our obligations under them at their termination value of $4.3 million.
Note 7. Common Shares of Beneficial Interest
In August 2016, we established a new at-the-market ("ATM") equity offering program under which we may, but are not obligated to, sell up to $250 million of common shares, in amounts and at times as we determine, at prices determined by the market at the time of sale. The common shares under this new program include common shares having an aggregate gross sales price of up to $34.1 million previously registered but unsold under the February 2015 ATM equity offering agreement. Actual sales may depend on a variety of factors including, among others, market conditions, the trading price of our common shares, and determinations by management of the appropriate sources of funding for us. We intend to use the net proceeds from future sales for general trust purposes, which may include acquisitions and reducing borrowings under our $500 million unsecured revolving credit facility, repaying other indebtedness or repurchasing outstanding debt.
In February 2015, we entered into an ATM equity offering agreement under which we may, but were not obligated to, sell up to $200 million of common shares. No shares remain available for sale under this agreement.
The following shares were sold under the ATM equity offering programs (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Shares sold	188	—	3,465	1,129
Weighted average price per share	$41.67	$—	$38.35	$36.18
Gross proceeds	$7,827	$—	$132,884	$40,836
As of the date of this filing, $242.2 million of common shares remained available for sale under the ATM equity program.

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
Note 8. Noncontrolling Interests
The following table summarizes the effect of changes in our ownership interest in subsidiaries on the equity attributable to us as follows (in thousands):

	Nine Months Ended September 30,
	2016	2015
Net income adjusted for noncontrolling interests	$194,791	$127,077
Transfers from the noncontrolling interests:
Increase in equity for operating partnership units	—	111
Change from net income adjusted for noncontrolling interests and transfers from the noncontrolling interests	$194,791	$127,188
Note 9. Supplemental Cash Flow Information
Non-cash investing and financing activities are summarized as follows (in thousands):

	Nine Months Ended September 30,
	2016	2015
Accrued property construction costs	$7,060	$6,935
Exchange of operating partnership units for common shares	—	111
Property acquisitions and investments in unconsolidated real estate joint ventures:
Increase in property, net	6,549	—
Increase in debt, net	—	20,116
Consolidation of real estate joint venture (see Note 17):
Increase in property, net	58,665	—
Increase in restricted deposits and mortgage escrows	30	—
Increase in debt, net	48,727	—
Increase in security deposits	169	—
Decrease in equity associated with deferred compensation plan (see Note 1)	47,334	—

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Income from continuing operations	$39,229	$31,956	$139,357	$88,279
Gain on sale of property	22,108	13,232	68,298	43,917
Net income attributable to noncontrolling interests	(9,436)	(1,787)	(12,864)	(5,119)
Dividends on preferred shares	—	—	—	(3,830)
Redemption costs of preferred shares	—	—	—	(9,687)
Net income attributable to common shareholders - basic	51,901	43,401	194,791	113,560
Income attributable to operating partnership units	499	472	1,497	—
Net income attributable to common shareholders - diluted	$52,400	$43,873	$196,288	$113,560
Denominator:
Weighted average shares outstanding – basic	127,304	123,349	125,569	122,929
Effect of dilutive securities:
Share options and awards	1,022	1,222	1,100	1,303
Operating partnership units	1,462	1,462	1,462	—
Weighted average shares outstanding – diluted	129,788	126,033	128,131	124,232
Anti-dilutive securities of our common shares, which are excluded from the calculation of earnings per common share – diluted, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Share options (1)	460	898	460	896
Operating partnership units	—	—	—	1,476
Total anti-dilutive securities	460	898	460	2,372
_______________

(1)	Exclusion results as exercise prices were greater than the average market price for each respective period.
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

The fair value of the market-based share awards was estimated on the date of grant using a Monte Carlo valuation model based on the following assumptions:

	Nine Months Ended September 30, 2016
	Minimum	Maximum
Dividend yield	0.0%	4.0%
Expected volatility (1)	16.0%	20.4%
Expected life (in years)	N/A	3
Risk-free interest rate	0.5%	0.9%
_______________
(1)    Includes the volatility of the FTSE NAREIT U.S. Shopping Center Index and Weingarten Realty Investors.
A summary of the status of unvested restricted share awards for the nine months ended September 30, 2016 is as follows:

	Unvested Restricted Share Awards	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2016	589,906	$32.05
Granted:
Service-based awards	117,268	34.54
Market-based awards relative to FTSE NAREIT U.S. Shopping Center Index	50,170	37.11
Market-based awards relative to three-year absolute TSR	50,170	24.20
Trust manager awards	24,983	37.63
Vested	(230,834)	32.00
Forfeited	(9,371)	34.02
Outstanding, September 30, 2016	592,292	$32.52
As of September 30, 2016 and December 31, 2015, there was approximately $2.7 million and $2.2 million, respectively, of total unrecognized compensation cost related to unvested restricted shares, which is expected to be amortized over a weighted average of 1.3 years and 0.8 years, respectively.
Note 12. Employee Benefit Plans
Defined Benefit Plan
We sponsor a noncontributory qualified retirement plan. The components of net periodic benefit cost for this plan are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Service cost	$309	$320	$927	$963
Interest cost	499	476	1,496	1,428
Expected return on plan assets	(600)	(797)	(2,058)	(2,366)
Recognized loss	251	361	1,004	1,081
Total	$459	$360	$1,369	$1,106

For the nine months ended September 30, 2016 and 2015, we contributed $2.0 million and $1.5 million, respectively, to the qualified retirement plan. Currently, we do not anticipate making any additional contributions to this plan during 2016.
Defined Contribution Plans
Compensation expense related to our defined contribution plans was $.9 million and $.8 million for the three months ended September 30, 2016 and 2015, respectively, and $2.6 million and $2.9 million for the nine months ended September 30, 2016 and 2015, respectively.
Note 13. Related Parties
Through our management activities and transactions with our real estate joint ventures and partnerships, we had net accounts receivable of $2.6 million and $1.2 million outstanding as of September 30, 2016 and December 31, 2015, respectively. We also had accounts payable and accrued expenses of $4.5 million and $5.2 million outstanding as of September 30, 2016 and December 31, 2015, respectively. We recorded joint venture fee income for the three months ended September 30, 2016 and 2015 of $1.2 million and $1.1 million, respectively, and $3.5 million and $3.4 million for the nine months ended September 30, 2016 and 2015, respectively.
In September 2016, we acquired a partner's 50% interest in an unconsolidated tenancy-in-common arrangement for approximately $13.5 million that we had previously accounted for under the equity method. This transaction resulted in the consolidation of the property in our consolidated financial statements, and we recognized a gain of $9.0 million on the fair value remeasurement of our equity method investment. (See Note 17 for additional information).
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
Note 14. Commitments and Contingencies
Commitments and Contingencies
As of September 30, 2016 and December 31, 2015, we participated in two real estate ventures structured as DownREIT partnerships that have centers in Arkansas, North Carolina and Texas. As a general partner, we have operating and financial control over these ventures and consolidate them in our consolidated financial statements. These ventures allow the outside limited partners to put their interest in the partnership to us, and we have the option to redeem the interest in cash or a fixed number of our common shares, at our discretion. We also participate in a real estate venture that has a property in Texas that allows its outside partner to put operating partnership units to us. We have the option to redeem these units in cash or a fixed number of our common shares, at our discretion. No common shares were issued in exchange for any of these interests during the nine months ended September 30, 2016. For the nine months ended September 30, 2015, common shares valued at $.1 million were issued in exchange for certain of these interests. The aggregate redemption value of these interests was approximately $57 million and $51 million as of September 30, 2016 and December 31, 2015, respectively.
As of September 30, 2016, we have entered into commitments aggregating $39.7 million comprised principally of construction contracts which are generally due in 12 to 36 months.
We have executed an agreement to purchase the retail portion of a mixed-use project for approximately $24.0 million at delivery by the developer, which is estimated to occur in the second half of 2017. Including this payment, our expected total investment in the retail portion of the project is approximately $30.7 million.

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
Note 15. Variable Interest Entities
Consolidated VIEs
At September 30, 2016 and December 31, 2015, 11 of our real estate joint ventures, whose activities primarily consisted of owning and operating 29 and 30 neighborhood/community shopping centers, respectively, were determined to be VIEs. Based on a financing agreement by one of our real estate joint ventures that has a bottom dollar guaranty, which is disproportionate to our ownership, we have determined that we are the primary beneficiary and have consolidated this joint venture. For the remaining real estate joint ventures, we concluded we are the primary beneficiary based primarily on our significant power to direct the entities' activities without any substantive kick-out or participating rights.

In July 2016, in conjunction with the acquisition of a property with a net book net value of $250 million at September 30, 2016, we entered into a potential like-kind exchange agreement with a third party intermediary for tax purposes. The third party purchased the property via our financing, and then leased the property to us. Based on the associated agreements, we have determined that the entity is a VIE, and we are the primary beneficiary based on our significant power to direct the entity's activities without any substantive kick-out or participating rights. Accordingly, we consolidated the property and its operations as of the respective acquisition date.
A summary of our consolidated VIEs is as follows (in thousands):

	September 30, 2016	December 31, 2015
Assets Held by VIEs (1)	$530,298	$289,558
Assets Held as Collateral for Debt (2)	52,120	57,735
Debt Held by a VIE (2)	37,178	37,178
_______________

(1)	Upon adoption of ASU No. 2015-02, "Amendments to the Consolidation Analysis," prior year's amount was made to conform to the current year presentation. See Note 2 for additional information.

(2)	Represents the amount of debt and related assets held as collateral associated with the bottom dollar guaranty at one real estate joint venture.

Restrictions on the use of these assets can be significant because they may serve as collateral for debt. Further, we are generally required to obtain our partner's approval in accordance with the joint venture agreement for any major transactions. Transactions with these joint ventures on our consolidated financial statements have primarily been positive as demonstrated by the generation of net income and operating cash flows, as well as the receipt of cash distributions. We and our partners are subject to the provisions of the joint venture agreements which include provisions for when additional contributions may be required to fund operating cash shortfalls and unplanned capital expenditures. For the nine months ended September 30, 2016, no additional contributions were made or are anticipated for these joint ventures.
In May 2015, the joint venture agreement related to a VIE, in which we guaranteed a portion of its debt, was amended to reflect an additional contribution of $43 million made by us to the joint venture in the form of a preferred equity arrangement. The amended agreement specified that these funds were to be used by the joint venture to pay down debt that became due. This arrangement provided the most favorable economics, including financing and taxation considerations, to the joint venture, as well as to us.
Unconsolidated VIEs
At September 30, 2016 and December 31, 2015, one unconsolidated real estate joint venture was determined to be a VIE through the issuance of a secured loan, since the lender had the ability to make decisions that could have a significant impact on the success of the entity. A summary of our unconsolidated VIE is as follows (in thousands):

	September 30, 2016	December 31, 2015
Investment in Real Estate Joint Ventures and Partnerships, net (1)	$—	$10,497
Other, net (1) (2)	(8,483)	—
Maximum Risk of Loss (3)	34,000	10,992
_______________

(1)	The carrying amount of the investment represents our contributions to the real estate joint venture, net of any distributions made and our portion of the equity in earnings of the joint venture.

(2)	As of September 30, 2016, the carrying amount of the investment, which is included in Other Liabilities, results from the distribution of proceeds from the issuance of debt.

(3)	The maximum risk of loss has been determined to be limited to our debt exposure for the real estate joint venture.
We and our partner are subject to the provisions of the joint venture agreement that specify conditions, including operating shortfalls and unplanned capital expenditures, under which additional contributions may be required.
Note 16. Fair Value Measurements
Recurring Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015, aggregated by the level in the fair value hierarchy in which those measurements fall, are as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at September 30, 2016
Assets:
Investments, mutual funds held in a grantor trust	$25,767			$25,767
Investments, mutual funds	7,497			7,497
Total	$33,264	$—	$—	$33,264
Liabilities:
Derivative instruments:
Interest rate contracts		$4,161		$4,161
Deferred compensation plan obligations	$25,767			25,767
Total	$25,767	$4,161	$—	$29,928

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2015
Assets:
Investments, mutual funds held in a grantor trust	$20,579			$20,579
Investments, mutual funds	7,043			7,043
Derivative instruments:
Interest rate contracts		$2,664		2,664
Total	$27,622	$2,664	$—	$30,286
Liabilities:
Derivative instruments:
Interest rate contracts		$725		$725
Deferred compensation plan obligations	$20,579			20,579
Total	$20,579	$725	$—	$21,304
Fair Value Disclosures
Unless otherwise described below, short-term financial instruments and receivables are carried at amounts which approximate their fair values based on their highly-liquid nature, short-term maturities and/or expected interest rates for similar instruments.
Schedule of our fair value disclosures is as follows (in thousands):

	September 30, 2016			December 31, 2015
	Carrying Value	Fair Value Using Significant Other Observable Inputs (Level 2)	Fair Value Using Significant Unobservable Inputs (Level 3)	Carrying Value	Fair Value Using Significant Other Observable Inputs (Level 2)	Fair Value Using Significant Unobservable Inputs (Level 3)
Tax increment revenue bonds (1)	$25,162		$25,162	$25,162		$25,162
Investments, held to maturity (2)	5,240	$5,247		1,750	$1,750
Debt:
Fixed-rate debt	2,169,019		2,289,984	1,869,683		1,907,579
Variable-rate debt	151,828		150,346	243,594		248,460
_______________

(1)	At September 30, 2016 and December 31, 2015, the credit loss balance on our tax increment revenue bonds was $31.0 million.

(2)
Investments held to maturity are recorded at cost. As of September 30, 2016, a $7 thousand unrealized gain was recognized on these investments, and at December 31, 2015, no unrealized gain or loss was recognized.

The quantitative information about the significant unobservable inputs used for our Level 3 fair value measurements as of September 30, 2016 and December 31, 2015 reported in the above tables, is as follows:

Description	Fair Value at			Unobservable Inputs	Range
	September 30, 2016	December 31, 2015			Minimum		Maximum
	(in thousands)		Valuation Technique		2016	2015	2016	2015
Tax increment revenue bonds	$25,162	$25,162	Discounted cash flows	Discount rate	6.5%	6.5%	7.5%	7.5%
				Expected future growth rate	1.0%	1.0%	2.0%	2.0%
				Expected future inflation rate	1.0%	1.0%	2.0%	3.0%
Fixed-rate debt	2,289,984	1,907,579	Discounted cash flows	Discount rate	2.0%	2.4%	4.9%	5.5%
Variable-rate debt	150,346	248,460	Discounted cash flows	Discount rate	1.4%	1.3%	2.1%	3.2%
Note 17. Business Combination
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

The following table summarizes the business combination, including the assets acquired and liabilities assumed as indicated (in thousands):

	February 12, 2016
Fair value of our equity interest before business combination	$22,514	(1)
Gain recognized on equity interest remeasured to fair value	$37,383	(2)

Amounts recognized for assets and liabilities assumed:
Assets:
Property	$58,665
Unamortized lease costs	8,936
Accrued rent and accounts receivable	102
Cash and cash equivalents	3,555
Other, net	4,992
Liabilities:
Debt, net	(48,727)
Accounts payable and accrued expenses	(1,339)
Other, net	(3,670)
Total net assets	$22,514
___________________

(1)	Includes $2.5 million of cash received from the partner.

(2)	Amount is included in Gain on Sale and Acquisition of Real Estate Joint Venture and Partnership Interests in our Condensed Consolidated Statement of Operations.
During 2016, we acquired three shopping centers located in Arizona and Florida, and we consolidated a partner's 50% interest in an unconsolidated tenancy-in-common arrangement related to a property in Colorado. The following table summarizes the transactions related to these acquisitions, including the assets acquired and liabilities assumed as indicated (in thousands):

	September 30, 2016
Fair value of our equity interest before acquisition	$13,579
Fair value of consideration transferred	$443,745
Acquisition costs (included in operating expenses)	$660
Gain on acquisition	$9,015	(1)

Amounts recognized for assets and liabilities assumed:
Assets:
Property	$432,205
Unamortized lease costs	81,801
Accrued rent and accounts receivable	122
Cash and cash equivalents	556
Other, net	6,812
Liabilities:
Accounts payable and accrued expenses	(6,383)
Other, net	(62,254)
Total net assets	$452,859
_______________

(1)	Amount is included in Gain on Sale and Acquisition of Real Estate Joint Venture and Partnership Interests in our Condensed Consolidated Statement of Operations.

The following table summarizes the impact to revenues and net income attributable to common shareholders from our business combination and acquisitions (in thousands):

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Increase in revenues	$7,562	$11,491
Decrease in net income attributable to common shareholders	87	1,012
The following unaudited supplemental pro forma data is presented for the periods ended September 30, 2016 and 2015, as if these transactions occurring in 2016 were completed on January 1, 2015. The gains and acquisition costs related to these transactions were adjusted to the assumed acquisition date. The unaudited supplemental pro forma data is not necessarily indicative of what the actual results of our operations would have been assuming the transactions had been completed as set forth above, nor does it purport to represent our results of operations for future periods (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	Pro Forma 2016 (1)	Pro Forma 2015 (1)	Pro Forma 2016 (1)	Pro Forma 2015 (1)
Revenues	$141,232	$139,444	$424,472	$409,049
Net income	53,437	47,021	167,642	183,693
Net income attributable to common shareholders - basic	44,001	45,234	154,778	165,057
Net income attributable to common shareholders - diluted	44,001	45,706	156,275	165,057
Earnings per share – basic	.35	.37	1.23	1.34
Earnings per share – diluted	.34	.36	1.22	1.33
___________________

(1)	There are no non-recurring pro forma adjustments included within or excluded from the amounts in the preceding table.
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
We operate a portfolio of rental properties, primarily neighborhood and community shopping centers, totaling approximately 45.2 million square feet of gross leasable area, that is either owned by us or others. We have a diversified tenant base with our largest tenant comprising only 3.1% of base minimum rental revenues during the first nine months of 2016.
At September 30, 2016, we owned or operated under long-term leases, either directly or through our interest in real estate joint ventures or partnerships, a total of 224 properties, which are located in 18 states spanning the country from coast to coast.
We also owned interests in 28 parcels of land held for development that totaled approximately 21.3 million square feet at September 30, 2016.

We had approximately 5,800 leases with 3,800 different tenants at September 30, 2016. Leases for our properties range from less than a year for smaller spaces to over 25 years for larger tenants. Rental revenues generally include minimum lease payments, which often increase over the lease term, reimbursements of property operating expenses, including real estate taxes, and additional rent payments based on a percentage of the tenants’ sales. Our anchor tenants are supermarkets, value-oriented apparel/discount stores and other retailers or service providers who generally sell basic necessity-type goods and services. We believe the stability of our anchor tenants, combined with convenient locations, attractive and well-maintained properties, high quality retailers and a strong tenant mix, should ensure the long-term success of our merchants and the viability of our portfolio.
Our goal is to remain a leader in owning and operating top-tier neighborhood and community shopping centers in certain markets of the United States. Our strategic initiatives include: (1) raising net asset value and cash flow through quality acquisitions, redevelopments and new developments, (2) maintaining a strong, flexible consolidated balance sheet and a well-managed debt maturity schedule and (3) growing net operating income from our existing portfolio by increasing occupancy and rental rates. We believe these initiatives will keep our portfolio of properties among the strongest in our sector. Due to very low capitalization rates in the market along with the uncertainty of increasing interest rates, we will continue to be very prudent in our evaluation of all new investment opportunities. We are beginning to see price declines on lower-quality assets in secondary and tertiary markets, which could reduce our disposition volumes. Additionally, the commercial mortgage-backed securities ("CMBS") market has been a significant source of financing for buyers of lower-tier assets. New financial market regulations have resulted in a fairly significant reduction in CMBS originations, which could also affect our ability to sell properties.
We intend to recycle non-core operating centers that no longer meet our ownership criteria and that will provide capital for growth opportunities. During the nine months ended September 30, 2016, we disposed of real estate assets, which were owned by us either directly or through our interest in real estate joint ventures or partnerships, with our share of aggregate gross sales proceeds totaling $197.7 million. We have approximately $120.5 million of dispositions currently under contracts or letters of intent; however, there are no assurances that these transactions will close at such prices or at all. For 2016, we believe we will complete dispositions in amounts between $200 million and $225 million; however, there are no assurances that this will actually occur.
We intend to continue to actively seek acquisition properties that meet our return hurdles and to actively evaluate other opportunities as they enter the market. During the nine months ended September 30, 2016, we acquired four centers and other property, either directly or through our interest in real estate joint ventures or partnerships, with a total gross purchase price of $494.8 million, which includes the consolidation of a property from the acquisition of a partner's 50% interest in an unconsolidated tenancy-in-common arrangement. For 2016, we expect to invest in acquisitions in amounts between $500 million and $525 million; however, there are no assurances that this will actually occur.
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
We intend to continue to focus on identifying new development projects as another source of growth. Although we have only seen a few viable projects, a lack of supply in new retail space has driven a slight increase in new development activity and retailer interest, which we believe is a positive trend. During the nine months ended September 30, 2016, we invested $15.2 million in two new development projects.
In addition, we intend to continue to look for internal growth opportunities. At September 30, 2016, we had 13 redevelopment projects in which we plan to invest approximately $86.4 million. Upon completion, the average projected stabilized return on our incremental investment on these redevelopment projects is expected to average around 11%. During the nine months ended September 30, 2016, we completed one redevelopment project that added approximately 6,700 incremental square feet to the total portfolio with an incremental investment totaling $1.4 million. Additionally, we began redevelopment activities on a shopping center in south Florida where we estimate a capital investment totaling $17 million.
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
In August 2016, we issued $250 million of 3.25% senior unsecured notes maturing in 2026. The notes were issued at 99.16% of the principal amount with a yield to maturity of 3.35%. The net proceeds received of $246.3 million were used to reduce the amount outstanding under our $500 million unsecured revolving credit facility.
In June 2016, we amended an existing $90 million secured note to extend the maturity to 2028 and reduce the interest rate from 7.5% to 4.5% per annum. In connection with this transaction, we have recorded a $2.0 million gain on extinguishment of debt that has been classified as net interest expense in our Condensed Consolidated Statements of Operations.
In August 2016, we established a new ATM equity offering program under which we may, but are not obligated to, sell up to $250 million of common shares, in amounts and at times as we determine, at prices determined by the market at the time of sale. The common shares under this new program include common shares having an aggregate gross sales price of up to $34.1 million previously registered but unsold under a prior ATM equity offering program. We intend to use the net proceeds from future sales for general trust purposes, which may include acquisitions and reducing borrowings under our $500 million unsecured revolving credit facility, repaying other indebtedness or repurchasing outstanding debt. During the nine months ended September 30, 2016, we sold 3,465,003 common shares with gross proceeds totaling $132.9 million. As of the date of this filing, $242.2 million of common shares remained available for sale under this ATM equity program.
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
Operational Metrics
In assessing the performance of our centers, management carefully monitors various operating metrics of the portfolio. As a result of our strong leasing activity, low tenant fallout and lack of quality retail space in the market, the operating metrics of our portfolio remained very strong in 2016 as we focused on increasing rental rates and same property net operating income ("SPNOI" and see Non-GAAP Financial Measures for additional information). Our portfolio delivered solid operating results with:

•	occupancy of 94.1% at September 30, 2016;

•	an increase of 3.4% in SPNOI including redevelopments for the three months ended September 30, 2016 over the same period of 2015; and

•	rental rate increases of 19.3% for new leases and 7.3% for renewals were realized during the three months ended September 30, 2016.
Below are performance metrics associated with our signed occupancy, SPNOI growth and leasing activity on a pro rata basis:

	September 30,
	2016	2015
Anchor (space of 10,000 square feet or greater)	96.5%	98.1%
Non-Anchor	90.2%	90.2%
Total Occupancy	94.1%	95.1%

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
SPNOI Growth with Redevelopments (1)	3.4%	3.2%
_______________

(1)	See Non-GAAP Financial Measures for a definition of the measurement of SPNOI and a reconciliation to operating income within this section of Item 2.

	Number of Leases	Square Feet ('000's)	Average New Rent per Square Foot ($)	Average Prior Rent per Square Foot ($)	Average Cost of Tenant Improvements per Square Foot ($)	Change in Base Rent on Cash Basis
Leasing Activity:
Three Months Ended September 30, 2016
New leases (1)	55	160	$22.65	$18.99	$33.29	19.3%
Renewals	185	812	17.50	16.31	.01	7.3%
Not comparable spaces	36	86
Total	276	1,058	$18.35	$16.75	$5.50	9.5%

Nine Months Ended September 30, 2016
New leases (1)	168	516	$22.98	$17.98	$33.80	27.8%
Renewals	561	2,622	17.09	15.55	.12	9.9%
Not comparable spaces	102	217
Total	831	3,355	$18.06	$15.95	$5.66	13.2%
_______________

(1)	Average external lease commissions per square foot for the three and nine months ended September 30, 2016 were $5.75 and $5.85, respectively.
While we will continue to monitor the economy and the effects on our tenants, over the long-term, we believe the significant diversification of our portfolio, both geographically and by tenant base, and the quality of our portfolio will allow future increases to occupancy levels. The bankruptcy proceedings for The Sports Authority has come to a conclusion for us and will result in the return of their leased space at our remaining six locations, which is expected to negatively affect our occupancy and SPNOI until we re-lease and commence rent on these spaces. Occupancy may also be affected over the next several quarters as we continue to maximize our long-term portfolio value by repositioning some of our anchor space. A reduction in quality retail space available, as well as improving retailer demand, contributed to the increase in overall rental rates on a same-space basis as we completed new leases and renewed existing leases. Leasing volume is anticipated to decline as we have less vacant space available for leasing and tenant fallout remains low. Our expectation is that SPNOI growth with redevelopments will average between 3.0% to 4.0% for 2016, although there are no assurances that this will occur.
New Development/Redevelopment
At September 30, 2016, we had two projects under development. We have funded $42.1 million through September 30, 2016 on these projects, and we estimate our aggregate net investment upon completion to be $76.4 million. Overall, the average projected stabilized return on investment for these properties is expected to be approximately 7.4% upon completion. During the three months ended September 30, 2016, we sold our development in Raleigh, North Carolina, and effective January 1, 2016, we stabilized our development in Alexandria, Virginia, moving it to our operating property portfolio. This development is 100% leased with an investment of $65 million and an 8% yield.
We have 13 redevelopment projects in which we plan to invest approximately $86.4 million. Upon completion, the average projected stabilized return on our incremental investment on these redevelopment projects is expected to average around 11%. During the nine months ended September 30, 2016, we completed one redevelopment project that added approximately 6,700 incremental square feet to the total portfolio with an incremental investment totaling $1.4 million. Additionally, we began redevelopment activities on a shopping center in south Florida where we estimate a capital investment totaling $17 million.

We had approximately $85.6 million in land held for development at September 30, 2016 that may either be developed or sold. While we are experiencing a greater interest from retailers and other market participants in our land held for development, opportunities for economically viable developments remain limited. We intend to continue to pursue additional development and redevelopment opportunities in multiple markets; however, finding the right opportunities remains challenging.
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
Results of Operations
Comparison of the Three Months Ended September 30, 2016 to the Three Months Ended September 30, 2015
The following table is a summary of certain items in income from continuing operations from our Condensed Consolidated Statements of Operations, which we believe represent items that significantly changed during the three months ended September 30, 2016 as compared to the same period in 2015:

	Three Months Ended September 30,
	2016	2015	Change	% Change
Revenues	$138,599	$130,787	$7,812	6.0%
Depreciation and amortization	42,064	36,327	5,737	15.8
Real estate taxes, net	17,067	15,770	1,297	8.2
General and administrative expenses	7,187	6,188	999	16.1
Interest expense, net	21,843	20,607	1,236	6.0
Interest and other income (expense), net	1,268	(888)	2,156	(242.8)
Gain on sale and acquisition of real estate joint venture and partnership interests	9,015	—	9,015	NA
(Provision) benefit for income taxes	(1,105)	144	(1,249)	867.4

Revenues
The increase in revenues of $7.8 million is primarily attributable to our acquisitions and new development completions that totaled $9.3 million. The existing portfolio and redevelopment properties contributed $1.6 million, which is offset by our dispositions of $3.1 million.
Depreciation and Amortization
The increase in depreciation and amortization of $5.7 million is primarily attributable to our acquisitions and new development completions that totaled $5.5 million.
Real Estate Taxes, net
The increase in net real estate taxes of $1.3 million is attributable to our acquisitions and new development completions.
General and Administrative Expenses
The increase in general and administrative expenses of $1.0 million is primarily attributable to a $.8 million increase in the fair value of assets held in a grantor trust related to our deferred compensation plan.
Interest Expense, net
Net interest expense increased $1.2 million or 6.0%. The components of net interest expense were as follows (in thousands):

	Three Months Ended September 30,
	2016	2015
Gross interest expense	$21,820	$20,789
Amortization of debt deferred costs, net	893	894
Over-market mortgage adjustment	(245)	(232)
Capitalized interest	(625)	(844)
Total	$21,843	$20,607
The increase in net interest expense is attributable primarily to $.5 million of commitment fees associated with an unused $200 million term loan. For the three months ended September 30, 2016, the weighted average debt outstanding was $2.2 billion at a weighted average interest rate of 4.1% as compared to $2.1 billion outstanding at a weighted average interest rate of 4.1% in the same period of 2015.
Interest and Other Income (Expense), net
The increase of $2.2 million is primarily attributable to a $2.4 million increase in the fair value of assets held in a grantor trust related to our deferred compensation plan.
Gain on Sale and Acquisition of Real Estate Joint Venture and Partnership Interests
The increase of $9.0 million is attributable to the fair value realization upon consolidation of our equity associated with the acquisition of a partner's 50% interest in a previously unconsolidated tenancy-in-common arrangement.
(Provision) Benefit for Income Taxes
The increase of $1.2 million is associated with the provision for income taxes attributable to our taxable REIT subsidiary associated with the disposition of the development in Raleigh, North Carolina.

Comparison of the Nine Months Ended September 30, 2016 to the Nine Months Ended September 30, 2015
The following table is a summary of certain items in income from continuing operations from our Condensed Consolidated Statements of Operations, which we believe represent items that significantly changed during the nine months ended September 30, 2016 as compared to the same period in 2015:

	Nine Months Ended September 30,
	2016	2015	Change	% Change
Revenues	$406,692	$383,190	$23,502	6.1%
Depreciation and amortization	119,161	108,929	10,232	9.4
Operating expenses	72,959	69,076	3,883	5.6
Real estate taxes, net	50,145	45,895	4,250	9.3
Interest expense, net	61,292	67,357	(6,065)	(9.0)
Interest and other income	1,840	2,252	(412)	(18.3)
Gain on sale and acquisition of real estate joint venture and partnership interests	46,407	879	45,528	5,179.5
Equity in earnings of real estate joint ventures and partnerships, net	15,111	13,680	1,431	10.5
Provision for income taxes	7,020	291	6,729	2,312.4
Revenues
The increase in revenues of $23.5 million is primarily attributable to our acquisitions and new development completions that totaled $20.6 million. The existing portfolio and redevelopment properties contributed $12.1 million, which is offset by our dispositions of $9.2 million.
Depreciation and Amortization
The increase in depreciation and amortization of $10.2 million is primarily attributable to our acquisitions and new development completions that totaled $11.6 million, which is offset by our dispositions and other capital activities.
Operating Expenses
The increase in operating expenses of $3.9 million is primarily attributable to a $1.2 million increase in the fair value of assets held in a grantor trust related to our deferred compensation plan, a $.9 million write-off of pre-development costs, and an increase of $3.4 million from our acquisitions and new development completions, which is offset by our dispositions of $1.9 million.
Real Estate Taxes, net
The increase in net real estate taxes of $4.3 million is primarily attributable to our acquisitions and new development completions that totaled $2.8 million, as well as rate and valuation changes for the portfolio, which is offset by our dispositions of $.7 million.
Interest Expense, net
Net interest expense decreased $6.1 million or 9.0%. The components of net interest expense were as follows (in thousands):

	Nine Months Ended September 30,
	2016	2015
Gross interest expense	$63,139	$61,900
(Gain) loss on extinguishment of debt	(2,037)	6,100
Amortization of debt deferred costs, net	2,660	2,482
Over-market mortgage adjustment	(708)	(608)
Capitalized interest	(1,762)	(2,517)
Total	$61,292	$67,357

The decrease in net interest expense is attributable primarily to the $8.1 million decrease in debt extinguishment activities within the respective periods. In 2016, a $2.0 million gain was realized as compared to a $6.1 million loss in 2015. For the nine months ended September 30, 2016, the weighted average debt outstanding was $2.1 billion at a weighted average interest rate of 4.0% as compared to $2.0 billion outstanding at a weighted average interest rate of 4.2% in the same period of 2015.
Interest and Other Income
The decrease in interest and other income of $.4 million is primarily attributable to a $1.7 million litigation settlement received in 2015. Offsetting this decrease primarily is an increase in the fair value of assets held in a grantor trust related to our deferred compensation plan.
Gain on Sale and Acquisition of Real Estate Joint Venture and Partnership Interests
The gain in 2016 of $46.4 million is primarily attributable to the re-measurement of our 51% unconsolidated real estate partnership interest to fair value associated with the exchange of properties among the partners and the fair value realization upon consolidation of our equity associated with the acquisition of a partner's 50% interest in a previously unconsolidated tenancy-in-common arrangement. The gain in 2015 of $.9 million is primarily attributable to our return of equity associated with an unconsolidated joint venture's disposition of its real estate property.
Equity in Earnings of Real Estate Joint Ventures and Partnerships, net
The increase of $1.4 million is primarily attributable to an increase of $2.8 million in our share of the gain on sale associated with disposition activities in the respective periods, which is offset by $1.4 million in costs associated with acquisition activities and bad debt reserves.
Provision for Income Taxes
The increase of $6.7 million in the provision for income taxes is attributable to our taxable REIT subsidiary associated primarily with the gain from the exchange properties among the partners of an unconsolidated real estate joint venture and the disposition of the development in Raleigh, North Carolina.
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
As of September 30, 2016, we had an available borrowing capacity of $367.1 million under our unsecured revolving credit facility, and our debt maturities for the remainder of 2016 total $76.9 million. During March 2016, we amended our revolver agreement to, among other things, extend the maturity date to March 2020, with a provision to extend the maturity date for two consecutive six-month periods, at our option. Additionally, the facility also allows us to increase the facility amount up to $850 million. We intend to use this facility to fund acquisition, new development and redevelopment activities, and for general corporate purposes.
In August 2016, we issued $250 million of 3.25% senior unsecured notes maturing in 2026. The notes were issued at 99.16% of the principal amount with a yield to maturity of 3.35%. The net proceeds received of $246.3 million were used to reduce the amount outstanding under our $500 million unsecured revolving credit facility.
In August 2016, we established a new ATM equity offering program under which we may, but are not obligated to, sell up to $250 million of common shares, in amounts and at times as we determine, at prices determined by the market at the time of sale. The common shares under this new program include common shares having an aggregate gross sales price of up to $34.1 million previously registered but unsold under a prior ATM equity offering program. We intend to use the net proceeds from future sales for general trust purposes, which may include acquisitions and reducing borrowings under our $500 million unsecured revolving credit facility, repaying other indebtedness or repurchasing outstanding debt. During the nine months ended September 30, 2016, we sold 3,465,003 common shares with gross proceeds totaling $132.9 million. As of the date of this filing, $242.2 million of common shares remained available for sale under this ATM equity program.

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
During 2016, aggregate gross sales proceeds from our dispositions totaled $197.7 million, which were owned by us either directly or through our interest in real estate joint ventures or partnerships. Operating cash flows from dispositions are included in net cash from operating activities in our Condensed Consolidated Statements of Cash Flows, while proceeds from dispositions are included as investing activities.
We have non-recourse debt secured by acquired or developed properties held in several of our real estate joint ventures and partnerships. Off-balance sheet mortgage debt for our unconsolidated real estate joint ventures and partnerships totaled $314.3 million, of which our pro rata ownership is $113.6 million, at September 30, 2016. Scheduled principal mortgage payments on this debt, excluding deferred debt costs and non-cash related items totaling $(.6) million, at 100% are as follows (in millions):

2016 remaining	$1.3
2017	23.5
2018	5.9
2019	6.2
2020	92.8
Thereafter	185.2
Total	$314.9
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
Investing Activities
Acquisitions
During 2016, we acquired four centers and other property with an aggregate gross purchase price of $494.8 million, either directly or through our interest in real estate joint ventures or partnerships, which includes the consolidation of a property from the acquisition of a partner's 50% interest in an unconsolidated tenancy-in-common arrangement and the realization of a $9.0 million gain on the fair value remeasurement of our equity method investment.
Dispositions
During 2016, we sold 11 centers and other property, including real estate assets through our interest in unconsolidated real estate joint ventures and partnerships. Our share of aggregate gross sales proceeds from these transactions totaled $197.7 million and generated our share of the gains of approximately $64.5 million.
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

New Development/Redevelopment
At September 30, 2016, we had two projects under development with a total square footage of approximately .2 million, of which we have funded $42.1 million through September 30, 2016 on these projects. Upon completion, we expect our aggregate net investment in these projects to be $76.4 million. During the three months ended September 30, 2016, we sold our development in Raleigh, North Carolina, and effective January 1, 2016, we stabilized our development in Alexandria, Virginia, moving it to our operating property portfolio. This development is 100% leased with an investment of $65 million and an 8% yield.
At September 30, 2016, we had 13 redevelopment projects in which we plan to invest approximately $86.4 million. Upon completion, the average projected stabilized return on our incremental investment on these redevelopment projects is expected to average around 11%. During the nine months ended September 30, 2016, we completed one redevelopment project that added approximately 6,700 incremental square feet to the total portfolio with an incremental investment totaling $1.4 million. Additionally, we began redevelopment activities on a shopping center in south Florida where we estimate a capital investment totaling $17 million.
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
Capital Expenditures
Capital expenditures for additions to the existing portfolio, acquisitions, tenant improvements, new development, redevelopment and our share of investments in unconsolidated real estate joint ventures and partnerships are as follows (in thousands):

	Nine Months Ended September 30,
	2016	2015
Acquisitions	$488,163	$214,329
Tenant Improvements	21,844	15,274
New Development	13,580	21,996
Redevelopment	21,873	11,227
Capital Improvements	11,197	5,478
Other	10,181	5,816
Total	$566,838	$274,120
For 2016, we anticipate our acquisitions to total between $500 million and $525 million. Our new development and redevelopment investment for 2016 is estimated to be approximately $50 million to $100 million. For 2016, capital and tenant improvements is expected to be consistent with 2015 expenditures. No assurances can be provided that our planned capital activities will occur. Further, we have entered into commitments aggregating $39.7 million comprised principally of construction contracts which are generally due in 12 to 36 months and anticipated to be funded under our unsecured revolving credit facility.
Capital expenditures for additions described above relate to cash flows from investing activities as follows(in thousands):

	Nine Months Ended September 30,
	2016	2015
Acquisition of real estate and land	$438,286	$187,069
Development and capital improvements	78,675	59,791
Real estate joint ventures and partnerships - Investments	49,877	27,260
Total	$566,838	$274,120
Capitalized soft costs, including payroll and other general and administrative costs, interest and real estate taxes, totaled $7.7 million and $7.9 million for the nine months ended September 30, 2016 and 2015, respectively.

Financing Activities
Debt
Total debt outstanding was $2.3 billion at September 30, 2016 and included $2.2 billion, including the effect of $200 million of interest rate swap contracts, which bear interest at fixed rates, and $151.8 million, which bear interest at variable rates. Additionally, of our total debt, $445.2 million was secured by operating centers while the remaining $1.9 billion was unsecured.
At September 30, 2016, we have a $500 million unsecured revolving credit facility, which expires in March 2020 and provides borrowing rates that float at a margin over LIBOR plus a facility fee. At September 30, 2016, the borrowing margin and facility fee, which are priced off a grid that is tied to our senior unsecured credit ratings, were 90 and 15 basis points, respectively. The facility also contains a competitive bid feature that allows us to request bids for up to $250 million. Additionally, an accordion feature allows us to increase the facility amount up to $850 million. As of November 4, 2016, we had $135.0 million outstanding, and the available balance was $360.1 million, net of $4.9 million in outstanding letters of credit.
Effective March 2015, we entered into an agreement with a bank for a short-term, unsecured facility totaling $20 million that we maintain for cash management purposes. We extended and amended this agreement to reduce the facility to $10 million on March 27, 2016. The facility, which matures in March 2017, provides for fixed interest rate loans at a 30-day LIBOR rate plus borrowing margin, facility fee and an unused facility fee of 125, 10, and 10 basis points, respectively. As of November 4, 2016, we had $3.2 million amounts outstanding under this facility.
For the nine months ended September 30, 2016, the maximum balance and weighted average balance outstanding under both facilities combined were $372.0 million and $133.7 million, respectively, at a weighted average interest rate of 1.4%.
In August 2016, we issued $250 million of 3.25% senior unsecured notes maturing in 2026. The notes were issued at 99.16% of the principal amount with a yield to maturity of 3.35%. The net proceeds received of $246.3 million were used to reduce the amount outstanding under our $500 million unsecured revolving credit facility.
In July 2016, to provide additional liquidity, we entered into a credit agreement for a $200 million unsecured term loan facility, which would have matured in July 2017, subject to a one year extension at our option. The credit agreement provided for floating rates at a margin over LIBOR that were priced off a grid tied to our senior unsecured credit ratings. This agreement terminated in September 2016, as no funds were borrowed under this agreement.
In June 2016, we amended an existing $90 million secured note to extend the maturity to 2028 and reduce the interest rate from 7.5% to 4.5% per annum. In connection with this transaction, we have recorded a $2.0 million gain on extinguishment of debt that has been classified as net interest expense in our Condensed Consolidated Statements of Operations.
Our five most restrictive covenants include debt to assets, secured debt to assets, fixed charge and unencumbered interest coverage and debt yield ratios. We are not aware of any non-compliance with our public debt and revolving credit facility covenants as of September 30, 2016.
Our most restrictive public debt covenant ratios, as defined in our indenture and supplemental indenture agreements, were as follows at September 30, 2016:

Covenant	Restriction	Actual
Debt to Asset Ratio	Less than 60.0%	44.1%
Secured Debt to Asset Ratio	Less than 40.0%	8.4%
Annual Service Charge Ratio	Greater than 1.5	4.1
Unencumbered Asset Test	Greater than 150%	241.4%
At September 30, 2016, we had three interest rate swap contracts with an aggregate notional amount of $200 million that were designated as cash flow hedges. These contracts mature through March 2020 and fix the LIBOR component of the interest rates at 1.5%. We have determined that these contracts are highly effective in offsetting future variable interest cash flows.

During 2016, we entered into and settled a forward-starting interest rate swap contract with an aggregate notional amount of $200 million hedging future fixed-rate debt issuances. This contract fixed the 10-year swap rate at 1.5% per annum. Upon settlement of this contract, we paid $2.1 million resulting in a loss of $2.0 million in accumulated other comprehensive loss.
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
Equity
Our Board of Trust Managers approved an increase in our third quarter 2016 quarterly dividend rate for our common shares from $.345 in 2015 to $.365 in 2016. Common share dividends paid totaled $138.4 million during the first nine months of 2016. Our dividend payout ratio (as calculated as dividends paid on common shares divided by funds from operations attributable to common shareholders - basic) for the nine months ended September 30, 2016 approximated 64.9%, which include a deferred tax expense associated with the gain from the exchange properties among the partners of an unconsolidated real estate joint venture, and the write-off of new development pursuit costs and costs related to a term loan commitment.
In August 2016, we established a new ATM equity offering program under which we may, but are not obligated to, sell up to $250 million of common shares, in amounts and at times as we determine, at prices determined by the market at the time of sale. The common shares under this new program include common shares having an aggregate gross sales price of up to $34.1 million previously registered but unsold under a prior ATM equity offering program. We intend to use the net proceeds from future sales for general trust purposes, which may include acquisitions and reducing borrowings under our $500 million unsecured revolving credit facility, repaying other indebtedness or repurchasing outstanding debt. During the nine months ended September 30, 2016, we sold 3,465,003 common shares with gross proceeds totaling $132.9 million. As of the date of this filing, $242.2 million of common shares remained available for sale under this ATM equity program.
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

Contractual Obligations
We have debt obligations related to our mortgage loans and unsecured debt, including any draws on our credit facilities. We have shopping centers that are subject to non-cancelable long-term ground leases where a third party owns and has leased the underlying land to us to construct and/or operate a shopping center. In addition, we have non-cancelable operating leases pertaining to office space from which we conduct our business. The table below excludes obligations related to our new development projects because such amounts are not fixed or determinable, and commitments aggregating $39.7 million comprised principally of construction contracts which are generally due in 12 to 36 months. The following table summarizes our primary contractual obligations as of September 30, 2016 (in thousands):

	Remaining
	2016	2017	2018	2019	2020	Thereafter	Total
Mortgages and Notes Payable (1)
Unsecured Debt	$108,539	$82,986	$66,484	$56,536	$252,440	$1,688,265	$2,255,250
Secured Debt	5,978	79,691	82,839	65,731	42,429	255,004	531,672
Lease Payments	779	3,135	3,114	3,056	2,725	115,801	128,610
Other Obligations (2)	22,020	59,727	—	—	—	—	81,747
Total Contractual Obligations	$137,316	$225,539	$152,437	$125,323	$297,594	$2,059,070	$2,997,279

_______________

(1)
Includes principal and interest with interest on variable-rate debt calculated using rates at September 30, 2016, excluding the effect of interest rate swaps. Also, excludes a $69.8 million debt service guaranty liability. See Note 5 for additional information.

(2)
Other obligations include income and real estate tax payments, commitments associated with our secured debt and other employee payments. Contributions to our retirement plan were fully funded for 2016, and therefore are excluded from the above table. Included in 2017 is a purchase obligation of $24.0 million. See Note 14 for additional information.

Related to a development project in Sheridan, Colorado, we have provided a guaranty for the payment of any debt service shortfalls on tax increment revenue bonds issued in connection with the project. The Sheridan Redevelopment Agency issued Series A bonds used for an urban renewal project, of which $69.8 million remain outstanding at September 30, 2016. The bonds are to be repaid with incremental sales and property taxes and a PIF to be assessed on current and future retail sales and, to the extent necessary, any amounts we may have to provide under a guaranty. The incremental taxes and PIF are to remain intact until the earlier of the payment of the bond liability in full or 2040. The debt associated with this guaranty has been recorded in our consolidated financial statements as of September 30, 2016.
Off-Balance Sheet Arrangements
As of September 30, 2016, none of our off-balance sheet arrangements had a material effect on our liquidity or availability of, or requirement for, our capital resources. Letters of credit totaling $4.9 million were outstanding under the unsecured revolving credit facility at September 30, 2016.
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
As of September 30, 2016, one unconsolidated real estate joint venture was determined to be a VIE through the issuance of a secured loan, since the lender had the ability to make decisions that could have a significant impact on the profitability of the entity. Our maximum risk of loss associated with this VIE was limited to $34.0 million at September 30, 2016.

We are working with a developer of a mixed-use project in the state of Washington and have executed an agreement to purchase the retail portion of the project for approximately $24.0 million at closing, which is estimated to be in the second half of 2017.
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
We also present core funds from operations attributable to common shareholders (“Core FFO”) as an additional supplemental measure as it is more reflective of the core operating performance of our portfolio of properties. Core FFO is defined as NAREIT FFO excluding charges and gains related to non-cash, non-operating and other transactions or events that hinder the comparability of operating results. Specific examples of items excluded from Core FFO include, but are not limited to, gains or losses associated with the extinguishment of debt or other liabilities, impairments of land, transactional costs associated with acquisition and development activities, certain deferred tax provisions/benefits, redemption costs of preferred shares and gains on the disposal of non-real estate assets.
NAREIT FFO and Core FFO should not be considered as alternatives to net income or other measurements under GAAP as indicators of our operating performance or to cash flows from operating, investing or financing activities as measures of liquidity. NAREIT FFO and Core FFO do not reflect working capital changes, cash expenditures for capital improvements or principal payments on indebtedness.

NAREIT FFO and Core FFO is calculated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income attributable to common shareholders	$51,901	$43,401	$194,791	$113,560
Depreciation and amortization	41,965	35,687	117,693	106,717
Depreciation and amortization of unconsolidated real estate joint ventures and partnerships	3,665	3,624	11,344	10,602
Impairment of operating properties and real estate equity investments	—	—	—	153
Impairment of operating properties of unconsolidated real estate joint ventures and partnerships	—	—	326	1,497
Gain on acquisition including associated real estate equity investment	(9,015)	—	(46,398)	—
Gain on sale of property and interests in real estate equity investments	(15,882)	(13,214)	(61,375)	(44,684)
Gain on dispositions of unconsolidated real estate joint ventures and partnerships	(16)	—	(3,155)	(615)
Other	—	—	(8)	(4)
NAREIT FFO – basic	72,618	69,498	213,218	187,226
Income attributable to operating partnership units	499	472	1,497	1,432
NAREIT FFO – diluted	73,117	69,970	214,715	188,658
Adjustments to Core FFO:
Redemption costs of preferred shares	—	—	—	9,749
Deferred tax expense, net	1,129	—	7,024	—
Acquisition costs	560	356	1,160	702
Other impairment loss, net of tax	—	—	43	—
(Gain) loss on extinguishment of debt	—	—	(1,679)	6,100
Other, net of tax	807	—	271	(1,161)
Core FFO – diluted	$75,613	$70,326	$221,534	$204,048

Weighted average shares outstanding – basic	127,304	123,349	125,569	122,929
Effect of dilutive securities:
Share options and awards	1,022	1,222	1,100	1,303
Operating partnership units	1,462	1,462	1,462	1,476
Weighted average shares outstanding – diluted	129,788	126,033	128,131	125,708

NAREIT FFO per common share – basic	$.57	$.56	$1.70	$1.52

NAREIT FFO per common share – diluted	$.56	$.56	$1.68	$1.50

Core FFO per common share – diluted	$.58	$.56	$1.73	$1.62

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

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Beginning of the period	203	206
Properties added:
Acquisitions	—	1
Redevelopments	—	11
Other	—	1
Properties removed:
Dispositions	(2)	(10)
Redevelopments	—	(5)
Other	(1)	(4)
End of the period	200	200

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income attributable to common shareholders	$51,901	$43,401	$194,791	$113,560
Add:
Redemption costs of preferred shares	—	—	—	9,687
Dividends on preferred shares	—	—	—	3,830
Net income attributable to noncontrolling interests	9,436	1,787	12,864	5,119
Provision (benefit) for income taxes	1,105	(144)	7,020	291
Interest expense, net	21,843	20,607	61,292	67,357
Less:
Gain on sale of property	(22,108)	(13,232)	(68,298)	(43,917)
Equity in earnings of real estate joint ventures and partnership interests	(4,373)	(5,096)	(15,111)	(13,680)
Gain on sale and acquisition of real estate joint venture and partnership interests	(9,015)	—	(46,407)	(879)
Interest and other (income) expense	(1,268)	888	(1,840)	(2,252)
Operating Income	47,521	48,211	144,311	139,116
Less:
Revenue adjustments (1)	(4,152)	(2,764)	(11,405)	(9,103)
Add:
Property management fees	617	691	2,173	2,278
Depreciation and amortization	42,064	36,327	119,161	108,929
Impairment loss	—	—	43	153
General and administrative	7,187	6,188	20,073	20,021
Acquisition costs	513	364	736	665
Other (2)	246	158	318	289
Net Operating Income	93,996	89,175	275,410	262,348
Less: NOI related to consolidated entities not defined as same property and noncontrolling interests	(12,003)	(10,088)	(31,120)	(26,207)
Add: Pro rata share of unconsolidated entities defined as same property	8,165	8,116	24,051	23,987
Same Property Net Operating Income	$90,158	$87,203	$268,341	$260,128
___________________

(1)	Revenue adjustments consist primarily of straight-line rentals, lease cancellation income and fee income primarily from real estate joint ventures and partnerships.

(2)	Other includes items such as environmental abatement costs and demolition expenses.
Newly Issued Accounting Pronouncements
See Note 2 to our consolidated financial statements in Item 1 for additional information related to recent accounting pronouncements.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk
We use fixed and floating-rate debt to finance our capital requirements. These transactions expose us to market risk related to changes in interest rates. Derivative financial instruments are used to manage a portion of this risk, primarily interest rate contracts with major financial institutions. These agreements expose us to credit risk in the event of non-performance by the counter-parties. We do not engage in the trading of derivative financial instruments in the normal course of business. At September 30, 2016, we had fixed-rate debt of $2.2 billion, after adjusting for the net effect of $200 million notional amount of interest rate contracts, and variable-rate debt of $151.8 million. In the event interest rates were to increase 100 basis points and holding all other variables constant, annual net income and cash flows for the following year would decrease by approximately $1.5 million associated with our variable-rate debt, including the effect of the interest rate contracts. The effect of the 100 basis points increase would decrease the fair value of our variable-rate and fixed-rate debt by approximately $7.0 million and $136.9 million, respectively.
ITEM 4.    Controls and Procedures
Under the supervision and with the participation of our principal executive officer and principal financial officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of September 30, 2016. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2016.
During the quarter ended September 30, 2016, we implemented a new enterprise resource planning system to improve standardization and efficiency. Other than our system upgrade, which we believe strengthens our system of internal controls, there has been no change to our internal control over financial reporting during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Joe D. Shafer
Senior Vice President/Chief Accounting Officer
(Principal Accounting Officer)
DATE: November 9, 2016

EXHIBIT INDEX

(a)		Exhibits:

4.1	—	Form of 3.25% Senior Note due 2026 (filed as Exhibit 4.1 to WRI’s Form 8-K on August 11, 2016 and incorporated herein by reference).
31.1*	—	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
31.2*	—	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
32.1**	—	Certification pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2**	—	Certification pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
101.INS**	—	XBRL Instance Document
101.SCH**	—	XBRL Taxonomy Extension Schema Document
101.CAL**	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	—	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE**	—	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed with this report.
**	Furnished with this report.
†	Management contract or compensation plan or arrangement.