Form 10-K
period 2016-12-31
WEINGARTEN REALTY INVESTORS /TX/
filed 2017-02-28
CIK 828916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
YES   ☐            NO   ☒
The aggregate market value of the common shares of beneficial interest held by non-affiliates on June 30, 2016 (based upon the most recent closing sale price on the New York Stock Exchange as of such date of $40.82) was $4.8 billion.
As of January 31, 2017, there were 128,074,551 common shares of beneficial interest outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement relating to its Annual Meeting of Shareholders to be held on April 24, 2017 have been incorporated by reference to Part III of this Form 10-K.

Forward-Looking Statements
This annual report on Form 10-K, together with other statements and information publicly disseminated by us, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with those safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect actual results, performances or achievements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to, (i) disruptions in financial markets, (ii) general economic and local real estate conditions, (iii) the inability of major tenants to continue paying their rent obligations due to bankruptcy, insolvency or general downturn in their business, (iv) financing risks, such as the inability to obtain equity, debt, or other sources of financing on favorable terms, (v) changes in governmental laws and regulations, (vi) the level and volatility of interest rates, (vii) the availability of suitable acquisition opportunities, (viii) the ability to dispose of properties, (ix) changes in expected development activity, (x) increases in operating costs, (xi) tax matters, including the failure to qualify as a real estate investment trust, and (xii) investments through real estate joint ventures and partnerships, which involve risks not present in investments in which we are the sole investor. Accordingly, there is no assurance that our expectations will be realized. For further discussion of the factors that could materially affect the outcome of our forward-looking statements and our future results and financial condition, see “Item 1A. Risk Factors.”
PART I
ITEM 1. Business
General Development of Business.    Weingarten Realty Investors is a real estate investment trust (“REIT”) organized under the Texas Business Organizations Code. We, and our predecessor entity, began the ownership of shopping centers and other commercial real estate in 1948. Our primary business is leasing space to tenants in the shopping centers we own or lease. We also provide property management services for which we charge fees to either joint ventures where we are partners or other outside owners.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 and the Consolidated Financial Statements and Notes thereto included in Item 8 of this Annual Report on Form 10-K for the year ended December 31, 2016, for information on certain recent developments of the Company.
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
Narrative Description of Business.    At December 31, 2016, we owned or operated under long-term leases, either directly or through our interest in real estate joint ventures or partnerships, a total of 220 properties, which are located in 18 states spanning the country from coast to coast. The portfolio of properties contains approximately 44.7 million square feet of gross leasable area that is either owned by us or others.
We also owned interests in 28 parcels of land held for development that totaled approximately 19.8 million square feet.
At December 31, 2016, we employed 304 full-time persons; our principal executive offices are located at 2600 Citadel Plaza Drive, Houston, Texas 77008; and our phone number is (713) 866-6000. We also have 10 regional offices located in various parts of the United States (“U.S.”).

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
We may either purchase, develop or lease income-producing properties in the future, and may also participate with other entities in property ownership through partnerships, joint ventures or similar types of co-ownership.
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
We expect to continue our focus on the future growth of the portfolio in neighborhood and community shopping centers in markets where we currently operate and may expand to other markets throughout the U.S. Our markets of interest reflect high income and job growth, as well as high barriers-to-entry. Our attention is also focused on high quality, supermarket-anchored and necessity-based centers, which may include mixed-use properties containing this type of retail component.
Diversification from both a geographic and tenancy perspective is a critical component of our operating strategy. We continue to seek opportunities outside the Texas market, where approximately 28.4% of the gross leasable area of our properties is located, down from 28.7% in 2015. With respect to tenant diversification, our two largest tenants, The Kroger Co. and TJX Companies, Inc., accounted for 3.1% and 2.7%, respectively, of our total base minimum rental revenues for the year ended December 31, 2016. No other tenant accounted for more than 2.0% of our total base minimum rental revenues. Our anchor tenants are supermarkets, value-oriented apparel/discount stores and other retailers or service providers who generally sell basic necessity-type goods and services. We believe the stability of our anchor tenants, combined with convenient locations, attractive and well-maintained properties, high quality retailers and a strong tenant mix, should ensure the long-term success of our merchants and the viability of our portfolio.
Strategically, we strive to finance our growth and working capital needs in a conservative manner, including managing our debt maturities. Our senior debt credit ratings were BBB with a projected stable outlook from Standard & Poors and Baa1 with a projected stable outlook from Moody’s Investor Services as of December 31, 2016. We intend to maintain a conservative approach to managing our balance sheet, which, in turn, should give us many options for raising debt or equity capital when needed. At December 31, 2016 and 2015, our ratio of earnings to combined fixed charges and preferred dividends as defined by the Securities and Exchange Commission (“SEC”), not based on funds from operations attributable to common shareholders, was 4.05 to 1 and 2.65 to 1, respectively. Our debt to total assets before depreciation ratio was 42.0% and 42.2% at December 31, 2016 and 2015, respectively.
We have an at-the-market ("ATM") equity offering program under which we may, but not are not obligated to, sell up to $250 million of common shares of beneficial interest ("common shares") in amounts and at times as we determine, which enables us to efficiently raise equity capital when market conditions are favorable. We also established a $200 million share repurchase plan under which we may repurchase common shares from time-to-time in open-market or privately negotiated purchases based on management's evaluation of market conditions and other factors.
Our policies with respect to the investment and operating strategies discussed above are periodically reviewed by our Board of Trust Managers and may be modified without a vote of our shareholders.

Location of Properties.    Our properties are located in 18 states, primarily throughout the southern half of the country. As of December 31, 2016, we have 220 properties that were owned or operated under long-term leases, either directly or through our interest in real estate joint ventures or partnerships. Total revenues generated by our centers located in Houston and its surrounding areas was 20.5% of total revenue for the year ended December 31, 2016, and an additional 9.5% of total revenue was generated in 2016 from centers that are located in other parts of Texas. As of December 31, 2016, we also had 28 parcels of land held for development, seven of which were located in Houston and its surrounding areas and 11 of which were located in other parts of Texas. Because of our investments in Houston and its surrounding areas, as well as in other parts of Texas, the Houston and Texas economies could affect our business and operations more so than in other geographic areas.
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
Qualification as a Real Estate Investment Trust.    As of December 31, 2016, we met the qualification requirements of a REIT under the Internal Revenue Code, as amended. As a result, we will not be subject to federal income tax to the extent we meet certain requirements of the Internal Revenue Code, with the exception of our taxable REIT subsidiary.
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

•	The degree of interest held by institutional investors;

•	The market's perception of the quality of our assets and our growth potential;

•	The ability of our tenants to pay rent to us and meet their other obligations to us under current lease terms;

•	Our ability to re-lease space as leases expire;

•	Our ability to refinance our indebtedness as it matures;

•	Actual or anticipated quarterly fluctuations in our operating results and financial condition;

•	Any changes in our dividend policy;

•	Any future issuances of equity securities;

•	Strategic actions by us or our competitors, such as acquisitions or restructurings;

•	General market conditions and, in particular, developments related to market conditions for the real estate industry; and

•	Domestic and international economic and political factors unrelated to our performance.
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

•
Changes in existing laws and regulations, including environmental regulatory requirements including, but not limited to, legislation on global warming, trade reform, health care reform, employment laws and immigration laws;

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
Our properties consist primarily of neighborhood and community shopping centers and, therefore, our performance is linked to general economic conditions in the market for retail space. The market for retail space has been and could in the future be adversely affected by weakness in the national, regional and local economies where our properties are located, the adverse financial condition of some large retail companies, the ongoing consolidation in the retail sector, the excess amount of retail space in a number of markets and increasing consumer purchases through the Internet. To the extent that any of these conditions exist, they are likely to affect market rents for retail space. In addition, we may face challenges in the management and maintenance of the properties or encounter increased operating costs, such as real estate taxes, insurance and utilities, which may make our properties unattractive to tenants. A significant decrease in rental revenue and an inability to replace such revenues may adversely affect our profitability, the ability to meet debt and other financial obligations and pay dividends to shareholders.
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
Volatility in the capital markets could impact the availability of debt financing due to numerous factors, including the tightening of underwriting standards by lenders and credit rating agencies. These factors directly affect a lender’s ability to provide debt financing as well as increase the cost of available debt financing. As a result, we may not be able to obtain debt financing on favorable terms or at all. This may result in future acquisitions generating lower overall economic returns, which may adversely affect our results of operations and dividends paid to shareholders. Furthermore, any turmoil in the capital markets could adversely impact the overall amount of capital available to invest in real estate, which may result in price or value decreases of real estate assets.
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
Reduction of rental income would adversely affect our profitability, our ability to meet our debt obligations and our ability to pay dividends to our shareholders.
The substantial majority of our income is derived from rental income from real property. As a result, our performance depends on our ability to collect rent from tenants. Our income and funds to pay dividends would be negatively affected if a significant number of our tenants, or any of our major tenants (as discussed in more detail below):

•	Delay lease commencements;

•	Decline to extend or renew leases upon expiration;

•	Fail to make rental payments when due; or

•	Close stores or declare bankruptcy.
Any of these actions could result in the termination of the tenants’ lease and the loss of rental income attributable to the terminated leases. In addition, lease terminations by an anchor tenant or a failure by that anchor tenant to occupy the premises could also result in lease terminations or reductions in rent by other tenants in the same shopping center under the terms of some leases. In these events, we cannot be sure that any tenant whose lease expires will renew that lease or that we will be able to re-lease space on economically advantageous terms. Furthermore, certain costs remain fixed even though a property may not be fully occupied. The loss of rental revenues from a number of our tenants and our inability to replace such tenants, particularly in the case of a substantial tenant with leases in multiple locations, may adversely affect our profitability, our ability to meet debt and other financial obligations and our ability to pay dividends to the shareholders.
Adverse effects on the success and stability of our anchor tenants, could lead to reductions of rental income.
Our rental income could be adversely affected in the event of a downturn in the business, or the bankruptcy or insolvency of, any anchor store or anchor tenant. Anchor tenants generally occupy large amounts of square footage, pay a significant portion of the total rents at a property and contribute to the success of other tenants by drawing significant numbers of customers to a property. The closing of one or more anchor stores at a property could adversely affect that property and result in lease terminations or reductions in rent from other tenants, whose leases may permit termination or rent reduction in those circumstances or whose own operations may suffer as a result. Furthermore, tenant demand for certain of our anchor spaces may decrease, and as a result, we may see an increase in vacancy and/or a decrease in rents for those spaces, which could have a negative impact to our rental income.

Adverse effects resulting from a shift in retail shopping from brick and mortar stores to online shopping may impact on our operating results.
Online sales for many retailers has become a fundamental part of their business in addition to operating brick and mortar stores. Although many of the retailers operating in our properties sell groceries, value-oriented apparel and other necessity-based type goods or provide services, including entertainment and dining, the shift to online shopping may cause certain of our tenants to reduce the size or number of their retail locations in the future. As a result, this could negatively affect our ability to lease space and our operating results.
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
Also, if our competitors develop additional retail properties in locations near our properties, there may be increased competition for customer traffic and creditworthy tenants, which may result in fewer tenants or decreased cash flows from tenants, or both, and may require us to make capital improvements to properties that we would not have otherwise made. Our tenants also face increasing competition from other forms of marketing of goods, such as direct mail and Internet marketing, which may decrease cash flow from such tenants. As a result, our financial condition and our ability to pay dividends to our shareholders may be adversely affected.
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
These properties may have characteristics or deficiencies currently unknown to us that affect their value or revenue potential. It is also possible that the operating performance of these properties may decline under our management. We also may not have the experience in developing and managing mixed-use properties and may need to rely on external resources which may not perform as we expected. As we acquire additional properties, we will be subject to risks associated with managing new properties, including lease-up and tenant retention. In addition, our ability to manage our growth effectively will require us to successfully integrate any new acquisitions into our existing management structure. We may not succeed with this integration or effectively manage additional properties. Also, newly acquired properties may not perform as expected.
Real estate property investments are illiquid, and therefore, we may not be able to dispose of properties when desirable or on favorable terms.
Real estate property investments generally cannot be disposed of quickly. In addition, the Internal Revenue Code imposes restrictions on the ability of a REIT to dispose of properties that are not applicable to other types of real estate companies. Our ability to dispose of properties on advantageous terms depends on factors beyond our control, including competition from other sellers and the availability of attractive financing for potential buyers of our properties, and we cannot predict the various market conditions affecting real estate investments that will exist at any particular time in the future. Therefore, we may not be able to quickly vary our portfolio in response to economic or other conditions promptly or on favorable terms, which could cause us to incur extended losses and reduce our cash flows and adversely affect dividends paid to shareholders.
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
We are generally subject to risks associated with debt financing. These risks include:

•	Our cash flow may not satisfy required payments of principal and interest;

•	We may not be able to refinance existing indebtedness on our properties as necessary or the terms of the refinancing may be less favorable to us than the terms of existing debt;

•	Required debt payments are not reduced if the economic performance of any property declines;

•	Debt service obligations could reduce funds available for dividends to our shareholders and funds available for capital investment;

•	Any default on our indebtedness could result in acceleration of those obligations and possible loss of property to foreclosure; and

•	The risk that capital expenditures necessary for purposes such as re-leasing space cannot be financed on favorable terms.
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
Rising interest rates could increase our borrowing costs, thereby adversely affecting our cash flows and the amounts available for dividends to our shareholders, and decrease our share price, if investors seek higher yields through other investments.
We have indebtedness with interest rates that vary depending on market indices. Also, our credit facilities bear interest at variable rates. We may incur variable-rate debt in the future. Increases in interest rates on variable-rate debt would increase our interest expense, which would negatively affect net income and cash available for payment of our debt obligations and dividends to shareholders. In addition, an increase in interest rates could adversely affect the market value of our outstanding debt, as well as increase the cost of refinancing and the issuance of new debt or securities. An environment of rising interest rates could also lead holders of our securities to seek higher yields through other investments, which could adversely affect the market price of our shares. One of the factors which may influence the price of our shares in public markets is the annual dividend rate we pay as compared with the yields on alternative investments.
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
We intend to operate in a manner that allows us to qualify as a REIT for U.S. federal income tax purposes. However, REIT qualification requires us to satisfy numerous requirements (some on an annual or quarterly basis) established under highly technical and complex provisions of the Internal Revenue Code, for which there are a limited number of judicial or administrative interpretations. Our status as a REIT requires an analysis of various factual matters and circumstances that are not entirely within our control. Accordingly, it is not certain we will be able to qualify and remain qualified as a REIT for U.S. federal income tax purposes. Even a technical or inadvertent violation of the REIT requirements could jeopardize our REIT qualification. If we fail to qualify as a REIT in any tax year, then:

•
We would be taxed as a regular domestic corporation, which, among other things, means that we would be unable to deduct dividends paid to our shareholders in computing our taxable income and would be subject to U.S. federal income tax on our taxable income at regular corporate rates;

•
Any resulting tax liability could be substantial and would reduce the amount of cash available for dividends to shareholders, and could force us to liquidate assets or take other actions that could have a detrimental effect on our operating results; and

•
Unless we were entitled to relief under applicable statutory provisions, we would be disqualified from treatment as a REIT for the four taxable years following the year during which we lost our qualification, and our cash available for dividends to our shareholders would, therefore, be reduced for each of the years in which we do not qualify as a REIT.

Even if we remain qualified as a REIT, we may face other tax liabilities that reduce our cash flow. We may also be subject to certain U.S. federal, state and local taxes on our income and property either directly or at the level of our subsidiaries. Any of these taxes would decrease cash available for dividends to our shareholders.
Tax laws and related interpretations may change at any time, and any such legislative or other actions could have a negative effect on us.
Tax laws are under constant review by persons involved in the legislative process, at the Internal Revenue Service ("IRS") and the U.S. Department of Treasury, and at various state tax authorities. Changes to tax laws, regulations, or administrative interpretations, which may be applied retroactively, could adversely affect us in a number of ways, including the following:

•	making it more difficult or more costly for us to qualify as a REIT;

•	decreasing real estate values generally, and

•	lowering effective tax rates for non-REIT "C" corporations, which may cause investors to perceive investments in REITs to be less attractive than investments in the stock of non-REIT "C" corporations.
We cannot predict whether, when, in what forms, or with what effective dates, the tax laws, regulations, and administrative interpretations applicable to us or our shareholders may be changed. Any such change may significantly affect our liquidity and results of operations, as well as the value of our shares.
Compliance with REIT requirements may negatively affect our operating decisions.
To maintain our status as a REIT for U.S. federal income tax purposes, we must meet certain requirements, on an ongoing basis, including requirements regarding our sources of income, the nature and diversification of our assets, the amounts we distribute to our shareholders and the ownership of our common shares. We may also be required to pay dividends to our shareholders when we do not have funds readily available for distribution or at times when our funds are otherwise needed to fund capital expenditures or debt service obligations.
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
In general, the maximum U.S. federal income tax rate for qualified dividends paid to individual U.S. shareholders is 20%. Unlike dividends received from a corporation that is not a REIT, our dividends to individual shareholders generally are not eligible for the reduced rates and are, consequently, taxed at ordinary income rates.
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
We are dependent on the efforts of our key executive personnel. A significant number of persons in our management group are eligible for retirement. Although we believe qualified replacements could be found for these key executives and other members of our management group, the loss of their services could adversely affect the value of our common shares and operations.

Changes in accounting standards may adversely impact our reported financial condition and results of operations.
The Financial Accounting Standards Board (“FASB”), in conjunction with the SEC, has several key projects on their agenda that could impact how we currently account for our material transactions, including lease accounting and other convergence projects with the International Accounting Standards Board. We believe that these and other potential proposals could have varying degrees of impact on us ranging from minimal to material. At this time, we are unable to predict with certainty which, if any, proposals may be passed or what level of impact any such proposal could have on us, except as disclosed in Item 8.
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
All of our properties are required to comply with certain laws and governmental rules and regulations, including the Americans with Disabilities Act, fire and safety regulations, building codes and other land use regulations, as they may be in effect or adopted by governmental agencies and bodies and become applicable to our properties. We may be required to make substantial capital expenditures to comply with those requirements, and these expenditures could have a material adverse effect on our ability to meet the financial obligations and pay dividends to our shareholders.
An uninsured loss or a loss that exceeds the policies on our properties could subject us to lost capital or revenue on those properties.
Under the terms and conditions of the leases currently in force on our properties, tenants generally are required to indemnify and hold us harmless from liabilities resulting from injury to persons, air, water, land or property, on or off the premises, due to activities conducted on the properties, except for claims arising from our negligence or intentional misconduct or that of our agents. Tenants are generally required, at the tenant’s expense, to obtain and keep in full force during the term of the lease, liability and tenant's property damage insurance policies. We have obtained comprehensive liability, casualty, property, flood, earthquake, environmental and rental loss insurance policies on our properties. All of these policies may involve substantial deductibles and certain exclusions. In addition, we cannot assure the shareholders that the tenants will properly maintain their insurance policies or have the ability to pay the deductibles. Should a loss occur that is uninsured or in an amount exceeding the combined aggregate limits for the policies noted above, or in the event of a loss that is subject to a substantial deductible under an insurance policy, we could lose all or part of our capital invested in, and anticipated revenue from, one or more of the properties, which could have a material adverse effect on our operating results and financial condition, as well as our ability to pay dividends to the shareholders.
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
ITEM 1B. Unresolved Staff Comments
None.
ITEM 2. Properties
At December 31, 2016, we owned or operated under long-term leases, either directly or through our interest in real estate joint ventures or partnerships, a total of 220 centers, primarily neighborhood and community shopping centers, which are located in 18 states spanning the country from coast to coast with approximately 44.7 million square feet of gross leasable area. Our centers are located principally in the South, West Coast and Southeast Coast of the U.S. with concentrations in Arizona, California, Florida, and Texas. We also owned interests in 28 parcels of land that totaled approximately 19.8 million square feet at December 31, 2016. These land parcels include approximately .3 million square feet of land adjacent to certain of our existing operating centers, which may be used for expansion of these centers, as well as approximately 19.5 million square feet of land, which may be used for new development.
In 2016, no single center accounted for more than 7.2% of our total assets or 2.1% of base minimum rental revenues. The five largest centers, in the aggregate, represented approximately 9.5% of our base minimum rental revenues for the year ended December 31, 2016; otherwise, none of the remaining centers accounted for more than 1.7% of our base minimum rental revenues during the same period.

Our centers are designed to attract local area customers and are typically anchored by a supermarket or other national tenants (such as Kroger, HEB or T.J. Maxx). The centers are primarily neighborhood and community shopping centers that often include discounters, value-oriented retailers and specialty grocers as additional anchors or tenants, and typically range in size from 50,000 to 650,000 square feet of building area. Very few of the centers have climate-controlled common areas, but are designed to allow retail customers to park their automobiles in close proximity to any retailer in the center. Our centers are customarily constructed of masonry, steel and glass, and all have lighted, paved parking areas, which are typically landscaped with berms, trees and shrubs. They are generally located at major intersections in close proximity to neighborhoods that have existing populations sufficient to support retail activities of the types conducted in our centers.
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
As of December 31, 2016, the weighted average occupancy rate for our centers was 94.3% compared to 95.2% as of December 31, 2015. The average base rent per square foot was approximately $17.93 in 2016, $16.92 in 2015, $16.24 in 2014, $15.66 in 2013 and $15.14 in 2012 for our centers.
We have approximately 5,800 separate leases with 3,800 different tenants. Included among our top revenue-producing tenants are: The Kroger Co., TJX Companies, Inc., Ross Stores, Inc., H-E-B Grocery Company, LP, Albertsons Companies, Inc., Office Depot, Inc., PetSmart, Inc., Bed, Bath & Beyond Inc., 24 Hour Fitness Worldwide, Inc. and Whole Foods Market, Inc. The diversity of our tenant base is also evidenced by the fact that our largest tenant, The Kroger Co., accounted for only 3.1% of base minimum rental revenues during 2016.
Tenant Lease Expirations
As of December 31, 2016, lease expirations for the next 10 years, assuming tenants do not exercise renewal options, are as follows:

				Annual Rent of Expiring Leases
Year	Number of Expiring Leases	Square Feet of Expiring Leases (000’s)	Percentage of Leaseable Square Feet	Total (000’s)	Per Square Foot	Percentage of Total Annual Net Rent
2017	652	2,413	5.40%	$45,823	$18.99	10.96%
2018	690	3,706	8.30%	60,869	16.42	14.57%
2019	632	3,528	7.90%	57,303	16.24	13.71%
2020	575	3,338	7.48%	57,332	17.18	13.72%
2021	602	3,483	7.80%	60,198	17.28	14.40%
2022	219	2,220	4.97%	36,646	16.51	8.77%
2023	113	784	1.76%	15,538	19.82	3.72%
2024	116	1,136	2.54%	18,977	16.71	4.54%
2025	103	794	1.78%	15,248	19.20	3.65%
2026	101	874	1.96%	16,393	18.76	3.92%

New Development
At December 31, 2016, we had four projects in various stages of development that were partially or wholly owned, including a contractual commitment to purchase the retail portion of a mixed-use property and a joint venture project located in Arlington, Virginia where we expect to purchase the land during the second quarter of 2017. We have funded $91.3 million through December 31, 2016 on these projects. We estimate our aggregate net investment upon completion to be $391.9 million, which includes anticipated funding of $127 million related to the Arlington, Virginia project. These projects are forecasted to have an average stabilized return on investment of approximately 6.0% when completed. During 2016, we sold a development in Raleigh, North Carolina, and effective January 1, 2016, we stabilized the development in Alexandria, Virginia, moving it to our operating property portfolio, which added 249,000 square feet to the portfolio at an estimated cost per square foot of $261.83. Effective January 1, 2017, we stabilized the development in White Marsh, Maryland, moving it to our operating property portfolio, which added 136,000 square feet to the portfolio at an estimated cost per square foot of $337.52.
Upon completion, the estimated costs and square footage to be added to the portfolio for the remaining three projects are as follows:

Project	Project Type	Retail/Office Square Feet (000’s)	Residential Units	Net Estimated Costs (1) (000's)	Estimated Year of Completion
The Whitaker	Retail only portion of mixed-use	63		$29,150 - $32,200	2018
Gateway Alexandria	Mixed-Use	123	282	171,200 - 189,200	2020
Columbia Pike (2)	Mixed-Use	72	365	129,000 - 142,000	2020
___________________

(1)	Net estimated costs represents WRI's share of capital expenditures net of any forecasted sales of land pads.

(2)	Represents an unconsolidated joint venture that we anticipate purchasing the land in 2017 and may provide funding of $127 million.

Property Listing
The following table is a list of centers, summarized by state and includes our share of both consolidated and unconsolidated real estate partnerships and joint ventures as of December 31, 2016:

ALL PROPERTIES BY STATE	Number of Properties	Gross Leasable Area (GLA)	% of Total GLA
Arizona	22	3,866,546	8.6%
Arkansas	1	180,200	0.4%
California	27	5,030,882	11.3%
Colorado	8	2,350,560	5.3%
Florida	32	7,884,839	17.6%
Georgia	14	2,681,772	6.0%
Kentucky	4	759,375	1.7%
Louisiana	2	361,516	0.8%
Maryland	2	206,198	0.5%
Nevada	11	3,516,837	7.9%
New Mexico	1	139,996	0.3%
North Carolina	16	2,756,568	6.2%
Oregon	3	276,924	0.6%
Tennessee	5	851,243	1.9%
Texas	64	12,677,947	28.4%
Utah	1	304,899	0.7%
Virginia	2	250,811	0.6%
Washington	5	557,321	1.2%
Total	220	44,654,434	100%
___________________
Total square footage includes 518,056 square feet leased from others and 11.3 million square feet not owned or managed by us. Additionally, encumbrances on our properties total $.4 billion. See Schedule III for additional information.
The following table is a detailed list of centers by state and includes our share of both consolidated and unconsolidated real estate partnerships and joint ventures as of December 31, 2016:

Center	CBSA (5)	Owned %	Foot Notes	GLA	Grocer Anchor ( ) indicates owned by others	Other Anchors ( ) indicates owned by others
Operating Properties
Arizona
Mohave Crossroads	Lake Havasu City-Kingman, AZ	100.0%		383,792		(Target), (Kohl's), PetSmart, Bed Bath & Beyond, Ross Dress for Less, 99 Cents Only
Broadway Marketplace	Phoenix-Mesa-Scottsdale, AZ	100.0%		87,379		Office Max, Ace Hardware
Camelback Village Square	Phoenix-Mesa-Scottsdale, AZ	100.0%		240,951	Fry’s Supermarket	Office Max
Desert Village Shopping Center	Phoenix-Mesa-Scottsdale, AZ	100.0%		107,071	AJ Fine Foods	CVS
Fountain Plaza	Phoenix-Mesa-Scottsdale, AZ	100.0%		305,588	Fry’s Supermarket	Dollar Tree, (Lowe's)
Laveen Village Marketplace	Phoenix-Mesa-Scottsdale, AZ	100.0%		318,805	(Fry’s Supermarket)	(Home Depot)
Monte Vista Village Center	Phoenix-Mesa-Scottsdale, AZ	100.0%		108,551	(Safeway)
Palmilla Center	Phoenix-Mesa-Scottsdale, AZ	100.0%		178,219	(Fry’s Supermarket)	Office Max, PetSmart, Dollar Tree
Phoenix Office Building	Phoenix-Mesa-Scottsdale, AZ	100.0%		21,122		Weingarten Realty Regional Office, Endurance Rehab
Pueblo Anozira Shopping Center	Phoenix-Mesa-Scottsdale, AZ	100.0%		157,607	Fry’s Supermarket	Petco, Dollar Tree
Raintree Ranch Center	Phoenix-Mesa-Scottsdale, AZ	100.0%		133,020	Whole Foods

Center	CBSA (5)	Owned %	Foot Notes	GLA	Grocer Anchor ( ) indicates owned by others	Other Anchors ( ) indicates owned by others
Red Mountain Gateway	Phoenix-Mesa-Scottsdale, AZ	100.0%		199,013		(Target), Bed Bath & Beyond, Famous Footwear
Scottsdale Horizon	Phoenix-Mesa-Scottsdale, AZ	100.0%		155,093	Safeway	CVS
Scottsdale Waterfront	Phoenix-Mesa-Scottsdale, AZ	100.0%		93,334		Olive & Ivy, Urban Outfitters
Squaw Peak Plaza	Phoenix-Mesa-Scottsdale, AZ	100.0%		60,728	Sprouts Farmers Market
Summit at Scottsdale	Phoenix-Mesa-Scottsdale, AZ	51.0%	(1)(3)	322,999	Safeway	(Target), CVS, OfficeMax, PetSmart
The Shoppes at Parkwood Ranch	Phoenix-Mesa-Scottsdale, AZ	100.0%		106,738		Hobby Lobby, Dollar Tree
Entrada de Oro Plaza Shopping Center	Tucson, AZ	100.0%		109,075	Walmart Neighborhood Market
Madera Village Shopping Center	Tucson, AZ	100.0%		106,858	Safeway	Dollar Tree
Oracle Crossings	Tucson, AZ	100.0%		261,194	Sprouts Farmers Market	Kohl's, HomeGoods
Oracle Wetmore Shopping Center	Tucson, AZ	100.0%		343,278		(Home Depot), (Nordstrom Rack), Jo Ann Fabric, Cost Plus, PetSmart, Walgreens, Ulta Beauty
Shoppes at Bears Path	Tucson, AZ	100.0%		66,131		(CVS Drug)
Arizona Total:				3,866,546
Arkansas
Markham West Shopping Center	Little Rock-North Little Rock-Conway, AR	100.0%		180,200		Academy, Office Depot, Michaels, Dollar Tree
Arkansas Total:				180,200
California
8000 Sunset Strip Shopping Center	Los Angeles-Long Beach-Anaheim, CA	100.0%		169,797	Trader Joe's	Crunch, Sundance Cinemas, CB2
Buena Vista Marketplace	Los Angeles-Long Beach-Anaheim, CA	100.0%		91,846	Smart & Final Stores	Dollar Tree
Centerwood Plaza	Los Angeles-Long Beach-Anaheim, CA	100.0%		75,486	Superior Grocers	Dollar Tree
The Westside Center	Los Angeles-Long Beach-Anaheim, CA	100.0%		36,540		Guitar Center
Westminster Center	Los Angeles-Long Beach-Anaheim, CA	100.0%		440,437	Albertsons	Home Depot, Ross Dress for Less, Petco, Rite Aid, Dollar Tree, 24 Hour Fitness
Marshall's Plaza	Modesto, CA	100.0%		85,952		Marshalls, Dress Barn, Guitar Center
Chino Hills Marketplace	Riverside-San Bernardino-Ontario, CA	100.0%		310,913	Smart & Final Stores	Dollar Tree, 24 Hour Fitness, Rite Aid
Jess Ranch Marketplace	Riverside-San Bernardino-Ontario, CA	100.0%		308,926	(Winco Foods)	Burlington Coat Factory, PetSmart, Rite Aid, Big 5
Jess Ranch Marketplace Phase III	Riverside-San Bernardino-Ontario, CA	100.0%		194,342	(Winco Foods)	Best Buy, Cinemark Theatres, Bed Bath & Beyond, 24 Hour Fitness
Menifee Town Center	Riverside-San Bernardino-Ontario, CA	100.0%		258,734	Ralph's	Ross Dress for Less, Dollar Tree
Stoneridge Town Centre	Riverside-San Bernardino-Ontario, CA	67.0%	(1)(3)	434,450	(Super Target)	(Kohl's)
Discovery Plaza	Sacramento--Roseville--Arden-Arcade, CA	100.0%		93,398	Bel Air Market
Prospector's Plaza	Sacramento--Roseville--Arden-Arcade, CA	100.0%		252,521	SaveMart	Kmart, CVS, Ross Dress for Less
Summerhill Plaza	Sacramento--Roseville--Arden-Arcade, CA	100.0%		133,318	Raley’s	Dollar Tree
Valley Shopping Center	Sacramento--Roseville--Arden-Arcade, CA	100.0%		107,191	Food 4 Less
El Camino Promenade	San Diego-Carlsbad, CA	100.0%		129,676		T.J. Maxx, Staples, Dollar Tree
Rancho San Marcos Village	San Diego-Carlsbad, CA	100.0%		134,628	Vons	24 Hour Fitness
San Marcos Plaza	San Diego-Carlsbad, CA	100.0%		81,086	(Albertsons)
580 Market Place	San Francisco-Oakland-Hayward, CA	100.0%		100,097	Safeway	24 Hour Fitness, Petco
Gateway Plaza	San Francisco-Oakland-Hayward, CA	100.0%		352,690	Raley’s	24 Hour Fitness
Greenhouse Marketplace	San Francisco-Oakland-Hayward, CA	100.0%		236,427	(Safeway)	(CVS), Jo-Ann Fabrics, 99 Cents Only, Factory 2 U, Petco
Cambrian Park Plaza	San Jose-Sunnyvale-Santa Clara, CA	100.0%		170,714		Beverages & More, Dollar Tree
Silver Creek Plaza	San Jose-Sunnyvale-Santa Clara, CA	100.0%		202,820	Safeway	Walgreens, (Orchard Supply)
Freedom Centre	Santa Cruz-Watsonville, CA	100.0%		150,865	Safeway	Rite Aid, Big Lots
Stony Point Plaza	Santa Rosa, CA	100.0%		200,011	Food Maxx	Ross Dress for Less, Fallas Paredes
Creekside Center	Vallejo-Fairfield, CA	100.0%		115,991	Raley’s
Southampton Center	Vallejo-Fairfield, CA	100.0%		162,026	Raley’s	Ace Hardware, Dollar Tree
California Total:				5,030,882

Center	CBSA (5)	Owned %	Foot Notes	GLA	Grocer Anchor ( ) indicates owned by others	Other Anchors ( ) indicates owned by others
Colorado
Aurora City Place	Denver-Aurora-Lakewood, CO	50.0%	(1)(3)	542,956	(Super Target)	Barnes & Noble, Ross Dress For Less, PetSmart
Cherry Creek Retail Center	Denver-Aurora-Lakewood, CO	100.0%		272,658	(Super Target)	PetSmart, Bed Bath & Beyond
CityCenter Englewood	Denver-Aurora-Lakewood, CO	100.0%		307,255		(Walmart), Ross Dress for Less, Petco, Office Depot, 24 Hour Fitness
Crossing at Stonegate	Denver-Aurora-Lakewood, CO	100.0%		109,079	King Sooper’s
Edgewater Marketplace	Denver-Aurora-Lakewood, CO	100.0%		270,548	King Sooper's	Ace Hardware, (Target)
Green Valley Ranch - AutoZone	Denver-Aurora-Lakewood, CO	100.0%		7,381	(King Sooper’s)
Green Valley Ranch Towne Center	Denver-Aurora-Lakewood, CO	50.0%	(1)(3)	107,500	(King Sooper’s)
Lowry Town Center	Denver-Aurora-Lakewood, CO	100.0%		129,397	(Albertsons)
River Point at Sheridan	Denver-Aurora-Lakewood, CO	100.0%		603,786		(Target), (Costco), Regal Cinema, Michaels, Conn's
Colorado Total:				2,350,560
Florida
Argyle Village Shopping Center	Jacksonville, FL	100.0%		306,461	Publix	Bed Bath & Beyond, T.J. Maxx, Babies “R” Us, Jo-Ann’s Fabrics, Michaels
Atlantic West	Jacksonville, FL	50.0%	(1)(3)	180,578	(Walmart Supercenter)	T.J. Maxx, HomeGoods, Dollar Tree, Shoe Carnival, (Kohl's)
Epic Village St. Augustine	Jacksonville, FL	70.0%	(1)	64,180		(Epic Theaters)
Kernan Village	Jacksonville, FL	50.0%	(1)(3)	288,780	(Walmart Supercenter)	Ross Dress for Less, Petco
Boca Lyons Plaza	Miami-Fort Lauderdale-West Palm Beach, FL	100.0%		117,423	4th Generation Market	Ross Dress for Less
Deerfield	Miami-Fort Lauderdale-West Palm Beach, FL	100.0%		404,944	Publix	T.J. Maxx, Marshalls, Cinépolis, YouFit, Ulta
Embassy Lakes Shopping Center	Miami-Fort Lauderdale-West Palm Beach, FL	100.0%		142,751	Winn Dixie	Tuesday Morning, Dollar Tree
Flamingo Pines	Miami-Fort Lauderdale-West Palm Beach, FL	20.0%	(1)(3)	148,840	Publix
Flamingo Pines Plaza	Miami-Fort Lauderdale-West Palm Beach, FL	100.0%		266,761	(Walmart Supercenter)	U.S. Post Office, Florida Technical College
Hollywood Hills Plaza	Miami-Fort Lauderdale-West Palm Beach, FL	20.0%	(1)(3)	405,146	Publix	Target, CVS
Northridge	Miami-Fort Lauderdale-West Palm Beach, FL	20.0%	(1)(3)	236,628	Publix	Petco, Ross Dress for Less, Dollar Tree
Pembroke Commons	Miami-Fort Lauderdale-West Palm Beach, FL	20.0%	(1)(3)	318,184	Publix	Marshalls, Office Depot, LA Fitness, Dollar Tree
Sea Ranch Centre	Miami-Fort Lauderdale-West Palm Beach, FL	100.0%		99,029	Publix	CVS, Dollar Tree
Tamiami Trail Shops	Miami-Fort Lauderdale-West Palm Beach, FL	20.0%	(1)(3)	132,564	Publix	CVS
The Palms at Town & County	Miami-Fort Lauderdale-West Palm Beach, FL	100.0%		650,225	Publix	Marshall's, 24 Hour Fitness, CVS, Toys R Us, Kohl's, Dick's Sporting Goods, Nordstrom Rack
TJ Maxx Plaza	Miami-Fort Lauderdale-West Palm Beach, FL	100.0%		161,429	Winn Dixie	T.J. Maxx, Dollar Tree
Vizcaya Square Shopping Center	Miami-Fort Lauderdale-West Palm Beach, FL	100.0%		110,081	Winn Dixie
Wellington Green Commons	Miami-Fort Lauderdale-West Palm Beach, FL	100.0%		136,854	Whole Foods Market
Clermont Landing	Orlando-Kissimmee-Sanford, FL	75.0%	(1)(3)	347,418		(J.C. Penney), (Epic Theater), T.J. Maxx, Ross Dress for Less, Michaels
Colonial Plaza	Orlando-Kissimmee-Sanford, FL	100.0%		498,893		Staples, Ross Dress for Less, Marshalls, Old Navy, Stein Mart, Barnes & Noble, Petco, Big Lots, Hobby Lobby
Marketplace at Seminole Towne	Orlando-Kissimmee-Sanford, FL	100.0%		496,953	(Super Target)	Marshalls, Ross Dress for Less, Old Navy, Petco
Phillips Crossing	Orlando-Kissimmee-Sanford, FL	100.0%		145,644	Whole Foods	Golf Galaxy, Michaels
Shoppes of South Semoran	Orlando-Kissimmee-Sanford, FL	100.0%		101,611	Walmart Neighborhood Market	Dollar Tree
The Marketplace at Dr. Phillips	Orlando-Kissimmee-Sanford, FL	20.0%	(1)(3)	326,839	Publix	Stein Mart, HomeGoods, Morton's of Chicago, Office Depot
Winter Park Corners	Orlando-Kissimmee-Sanford, FL	100.0%		102,382
Pineapple Commons	Port St. Lucie, FL	20.0%	(1)(3)	269,451		Ross Dress for Less, Best Buy, PetSmart, Marshalls, (CVS)
Countryside Centre	Tampa-St. Petersburg-Clearwater, FL	100.0%		245,801		T.J. Maxx, HomeGoods, Dick's Sporting Goods, Ross Dress for Less
East Lake Woodlands	Tampa-St. Petersburg-Clearwater, FL	20.0%	(1)(3)	104,431	Walmart Neighborhood Market	Walgreens
Largo Mall	Tampa-St. Petersburg-Clearwater, FL	100.0%		610,080	(Safeway)	Bealls, Marshalls, PetSmart, Bed Bath & Beyond, Staples, Michaels, (Target)
Palms of Carrollwood	Tampa-St. Petersburg-Clearwater, FL	100.0%		150,623	The Fresh Market	Bed Bath & Beyond, Petco

Center	CBSA (5)	Owned %	Foot Notes	GLA	Grocer Anchor ( ) indicates owned by others	Other Anchors ( ) indicates owned by others
Sunset 19 Shopping Center	Tampa-St. Petersburg-Clearwater, FL	100.0%		276,955		Bed Bath & Beyond, Barnes & Noble, Old Navy
Whole Foods @ Carrollwood	Tampa-St. Petersburg-Clearwater, FL	100.0%		36,900	Whole Foods Market
Florida Total:				7,884,839
Georgia
Brookwood Marketplace	Atlanta-Sandy Springs-Roswell, GA	100.0%		397,295	(Super Target)	Home Depot, Bed Bath & Beyond, Office Max
Brookwood Square Shopping Center	Atlanta-Sandy Springs-Roswell, GA	100.0%		181,333		Marshalls, LA Fitness
Brownsville Commons	Atlanta-Sandy Springs-Roswell, GA	100.0%		81,913	(Kroger)
Camp Creek Marketplace II	Atlanta-Sandy Springs-Roswell, GA	100.0%		228,003		DSW, LA Fitness, Shopper's World, American Signature
Dallas Commons Shopping Center	Atlanta-Sandy Springs-Roswell, GA	100.0%		95,262	(Kroger)
Grayson Commons	Atlanta-Sandy Springs-Roswell, GA	100.0%		76,611	Kroger
Lakeside Marketplace	Atlanta-Sandy Springs-Roswell, GA	100.0%		332,889	(Super Target)	Ross Dress for Less, Petco
Mansell Crossing	Atlanta-Sandy Springs-Roswell, GA	20.0%	(1)(3)	102,931		buybuy BABY, Ross Dress for Less, Party City
Perimeter Village	Atlanta-Sandy Springs-Roswell, GA	100.0%		381,738	Walmart Supercenter	Cost Plus World Market, DSW, Hobby Lobby
Publix at Princeton Lakes	Atlanta-Sandy Springs-Roswell, GA	20.0%	(1)(3)	72,207	Publix
Reynolds Crossing	Atlanta-Sandy Springs-Roswell, GA	100.0%		115,983	(Kroger)
Roswell Corners	Atlanta-Sandy Springs-Roswell, GA	100.0%		318,261	(Super Target), Fresh Market	T.J. Maxx
Roswell Crossing Shopping Center	Atlanta-Sandy Springs-Roswell, GA	100.0%		201,759	Trader Joe's	Office Max, PetSmart, Walgreens
Thompson Bridge Commons	Gainesville, GA	100.0%		95,587	(Kroger)
Georgia Total:				2,681,772
Kentucky
Millpond Center	Lexington-Fayette, KY	100.0%		151,498	Kroger
Regency Centre	Lexington-Fayette, KY	100.0%		188,782	(Kroger)	T.J. Maxx, Michaels
Tates Creek Centre	Lexington-Fayette, KY	100.0%		200,988	Kroger	Rite Aid
Festival on Jefferson Court	Louisville/Jefferson County, KY-IN	100.0%		218,107	Kroger	(PetSmart), (T.J. Maxx), Staples, Party City
Kentucky Total:				759,375
Louisiana
K-Mart Plaza	Lake Charles, LA	50.0%	(1)(3)	225,148	Albertsons	Kmart, Planet Fitness
Danville Plaza Shopping Center	Monroe, LA	100.0%		136,368	County Market	Citi Trends, Surplus Warehouse
Louisiana Total:				361,516
Maryland
Pike Center	Washington-Arlington-Alexandria, DC-VA-MD-WV	100.0%		80,841		Pier 1, DXL Mens Apparel
Maryland Total:				80,841
Nevada
Best in the West	Las Vegas-Henderson-Paradise, NV	100.0%		428,066		Best Buy, T. J. Maxx, Babies "R" Us, Bed Bath & Beyond, Petsmart, Office Depot
Charleston Commons Shopping Center	Las Vegas-Henderson-Paradise, NV	100.0%		366,952	Walmart	Ross Dress for Less, Office Max, 99 Cents Only, PetSmart
College Park Shopping Center	Las Vegas-Henderson-Paradise, NV	100.0%		195,367	El Super	Factory 2 U, CVS
Decatur 215	Las Vegas-Henderson-Paradise, NV	100.0%		345,850	(WinCo Foods)	(Target), Hobby Lobby, Ross Dress for Less
Eastern Commons	Las Vegas-Henderson-Paradise, NV	100.0%		356,673	Trader Joe's, (Kmart)
Francisco Center	Las Vegas-Henderson-Paradise, NV	100.0%		148,815	La Bonita Grocery	(Ross Dress for Less)
Paradise Marketplace	Las Vegas-Henderson-Paradise, NV	100.0%		152,672	(Smith’s Food)	Dollar Tree
Rancho Towne & Country	Las Vegas-Henderson-Paradise, NV	100.0%		161,837	Smith’s Food
Tropicana Beltway Center	Las Vegas-Henderson-Paradise, NV	100.0%		617,821	(Walmart Supercenter)	(Lowe’s), Ross Dress for Less, PetSmart, Office Depot, 99 Cents Only
Tropicana Marketplace	Las Vegas-Henderson-Paradise, NV	100.0%		144,571	(Smith’s Food)	Family Dollar

Center	CBSA (5)	Owned %	Foot Notes	GLA	Grocer Anchor ( ) indicates owned by others	Other Anchors ( ) indicates owned by others
Westland Fair	Las Vegas-Henderson-Paradise, NV	100.0%		598,213	(Walmart Supercenter)	(Lowe’s), PetSmart, Office Depot, Michaels, Smart & Final
Nevada Total:				3,516,837
New Mexico
North Towne Plaza	Albuquerque, NM	100.0%		139,996	Whole Foods Market	HomeGoods
New Mexico Total:				139,996
North Carolina
Galleria Shopping Center	Charlotte-Concord-Gastonia, NC-SC	100.0%		324,704	(Walmart Supercenter)	Off Broadway Shoes
Whitehall Commons	Charlotte-Concord-Gastonia, NC-SC	100.0%		444,803	(Walmart Supercenter), (Publix)	(Lowe's)
Bull City Market	Durham-Chapel Hill, NC	100.0%		40,875	Whole Foods Market
Hope Valley Commons	Durham-Chapel Hill, NC	100.0%		81,371	Harris Teeter
Avent Ferry Shopping Center	Raleigh, NC	100.0%		119,652	Food Lion	Family Dollar
Capital Square	Raleigh, NC	100.0%		143,063	Food Lion
Crabtree Towne Center	Raleigh, NC	100.0%		8,800		J. Alexander's
Falls Pointe Shopping Center	Raleigh, NC	100.0%		198,549	Harris Teeter	(Kohl’s)
High House Crossing	Raleigh, NC	100.0%		90,155	Harris Teeter
Leesville Towne Centre	Raleigh, NC	100.0%		127,106	Harris Teeter	Rite Aid
Northwoods Shopping Center	Raleigh, NC	100.0%		77,803	Walmart Neighborhood Market	Dollar Tree
Six Forks Shopping Center	Raleigh, NC	100.0%		467,914	Food Lion	Kmart, Home Depot, Bed Bath & Beyond, PetSmart
Stonehenge Market	Raleigh, NC	100.0%		188,437	Harris Teeter	Stein Mart, Rite Aid
Wake Forest Crossing II	Raleigh, NC	100.0%		281,462	(Lowes Foods)	(Kohl's), (T.J. Maxx), (Michaels), (Ross Dress for Less), (Petco)
Surf City Crossing	Wilmington, NC	100.0%		63,016	Harris Teeter
Waterford Village	Wilmington, NC	100.0%		98,858	Harris Teeter
North Carolina Total:				2,756,568
Oregon
Clackamas Square	Portland-Vancouver-Hillsboro, OR-WA	20.0%	(1)(3)	140,227	(Winco Foods)	T.J. Maxx
Oak Grove Market Center	Portland-Vancouver-Hillsboro, OR-WA	100.0%		97,177	Safeway
Raleigh Hills Plaza	Portland-Vancouver-Hillsboro, OR-WA	20.0%	(1)(3)	39,520	New Seasons Market	Walgreens
Oregon Total:				276,924
Tennessee
Bartlett Towne Center	Memphis, TN-MS-AR	100.0%		192,624	Kroger	Petco, Dollar Tree, Shoe Carnival
Highland Square	Memphis, TN-MS-AR	100.0%		14,490		Walgreens
Mendenhall Commons	Memphis, TN-MS-AR	100.0%		88,108	Kroger
Ridgeway Trace	Memphis, TN-MS-AR	100.0%		310,624		(Target), Best Buy, PetSmart
The Commons at Dexter Lake	Memphis, TN-MS-AR	100.0%		178,559	Kroger	Stein Mart, Marshalls, HomeGoods
The Commons at Dexter Lake II	Memphis, TN-MS-AR	100.0%		66,838	Kroger	Stein Mart, Marshalls, HomeGoods
Tennessee Total:				851,243
Texas
Mueller Regional Retail Center	Austin-Round Rock, TX	100.0%		351,099		Marshalls, PetSmart, Bed Bath & Beyond, Home Depot, Best Buy
North Park Plaza	Beaumont-Port Arthur, TX	50.0%	(1)(3)	302,460		(Target), (Toys “R” Us), Spec's, Kirkland's
North Towne Plaza	Brownsville-Harlingen, TX	100.0%		153,000		(Lowe's)
Rock Prairie Marketplace	College Station-Bryan, TX	100.0%		4,683		Corner Store
Moore Plaza	Corpus Christi, TX	100.0%		599,415	(H-E-B)	Office Depot, Marshalls, (Target), Old Navy, Hobby Lobby, Stein Mart
Gateway Station	Dallas-Fort Worth-Arlington, TX	70.0%	(1)	81,095		Conn's
Horne Street Market	Dallas-Fort Worth-Arlington, TX	100.0%		52,082		(24 Hour Fitness)
Overton Park Plaza	Dallas-Fort Worth-Arlington, TX	100.0%		463,431	Sprouts Farmers Market	PetSmart, T.J. Maxx, (Home Depot), Goody Goody Wines, buybuy BABY
Preston Shepard Place	Dallas-Fort Worth-Arlington, TX	20.0%	(1)(3)	363,337		Stein Mart, Nordstrom, Marshalls, Office Depot, Petco

Center	CBSA (5)	Owned %	Foot Notes	GLA	Grocer Anchor ( ) indicates owned by others	Other Anchors ( ) indicates owned by others
10-Federal Shopping Center	Houston-The Woodlands-Sugar Land, TX	15.0%	(1)	132,472	Sellers Bros.	Palais Royal, Harbor Freight Tools
1919 North Loop West	Houston-The Woodlands-Sugar Land, TX	100.0%		138,028		State of Texas
Alabama Shepherd Shopping Center	Houston-The Woodlands-Sugar Land, TX	100.0%		59,120	Trader Joe's	PetSmart
Baybrook Gateway	Houston-The Woodlands-Sugar Land, TX	100.0%		240,537		Ashley Furniture, Cost Plus World Market, Barnes & Noble, Michaels
Bellaire Blvd. Shopping Center	Houston-The Woodlands-Sugar Land, TX	100.0%		43,891	Randall’s
Blalock Market at I-10	Houston-The Woodlands-Sugar Land, TX	100.0%		97,277	99 Ranch Market
Braeswood Square Shopping Center	Houston-The Woodlands-Sugar Land, TX	100.0%		101,178	Belden’s	Walgreens
Broadway Shopping Center	Houston-The Woodlands-Sugar Land, TX	15.0%	(1)	74,604		Big Lots, Family Dollar
Citadel Building	Houston-The Woodlands-Sugar Land, TX	100.0%		121,000		Weingarten Realty Investors Corporate Office
Cullen Plaza Shopping Center	Houston-The Woodlands-Sugar Land, TX	15.0%	(1)	84,517	Fiesta	Family Dollar
Cypress Pointe	Houston-The Woodlands-Sugar Land, TX	100.0%		283,381	Kroger	Babies “R” Us
Galveston Place	Houston-The Woodlands-Sugar Land, TX	100.0%		210,370	Randall’s	Office Depot, Palais Royal, Spec's
Griggs Road Shopping Center	Houston-The Woodlands-Sugar Land, TX	15.0%	(1)	80,091		99 Cents Only, Family Dollar, Citi Trends
Harrisburg Plaza	Houston-The Woodlands-Sugar Land, TX	15.0%	(1)	93,438		dd's Discount
HEB - Dairy Ashford & Memorial	Houston-The Woodlands-Sugar Land, TX	100.0%		36,874	H-E-B
Heights Plaza Shopping Center	Houston-The Woodlands-Sugar Land, TX	100.0%		71,277	Kroger
Humblewood Shopping Center	Houston-The Woodlands-Sugar Land, TX	100.0%		279,226		Conn’s, Walgreens, Petco, (Michaels), (DSW)
I45/Telephone Rd.	Houston-The Woodlands-Sugar Land, TX	15.0%	(1)	171,599	Sellers Bros.	Famsa, Fallas Paredes, Harbor Freight Tools
League City Plaza	Houston-The Woodlands-Sugar Land, TX	15.0%	(1)	129,681		Spec’s
Lyons Avenue Shopping Center	Houston-The Woodlands-Sugar Land, TX	15.0%	(1)	67,629	Fiesta	Fallas Paredes
Market at Town Center - Sugarland	Houston-The Woodlands-Sugar Land, TX	100.0%		388,865		Old Navy, HomeGoods, Marshalls, Ross Dress for Less, Nordstrom Rack, Saks Fifth Avenue OFF 5TH
Market at Westchase Shopping Center	Houston-The Woodlands-Sugar Land, TX	100.0%		84,084
Northbrook Shopping Center	Houston-The Woodlands-Sugar Land, TX	100.0%		174,181	Randall’s	Office Depot, Citi Trends, Dollar Tree
Oak Forest Shopping Center	Houston-The Woodlands-Sugar Land, TX	100.0%		154,256	Kroger	Ross Dress for Less, Dollar Tree, Petsmart
Randalls Center/Kings Crossing	Houston-The Woodlands-Sugar Land, TX	100.0%		126,397	Randall’s	CVS
Richmond Square	Houston-The Woodlands-Sugar Land, TX	100.0%		92,356		Best Buy, Cost Plus
River Oaks Shopping Center - East	Houston-The Woodlands-Sugar Land, TX	100.0%		71,265	Kroger
River Oaks Shopping Center - West	Houston-The Woodlands-Sugar Land, TX	100.0%		247,673	Kroger	Barnes & Noble, Talbots, Ann Taylor, GAP, JoS. A. Bank
Shoppes at Memorial Villages	Houston-The Woodlands-Sugar Land, TX	100.0%		185,964		Rexel
Shops at Kirby Drive	Houston-The Woodlands-Sugar Land, TX	100.0%		55,460		(Toys R Us), Freebirds Burrito
Shops at Three Corners	Houston-The Woodlands-Sugar Land, TX	70.0%	(1)	277,603	Fiesta	Ross Dress for Less, PetSmart, Office Depot, Big Lots
Southgate Shopping Center	Houston-The Woodlands-Sugar Land, TX	15.0%	(1)	124,454	Food-A-Rama	CVS, Family Dollar, Palais Royal
Stella Link Shopping Center	Houston-The Woodlands-Sugar Land, TX	100.0%		70,087		Spec’s
The Centre at Post Oak	Houston-The Woodlands-Sugar Land, TX	100.0%		183,940		Marshalls, Old Navy, Grand Lux Café, Nordstrom Rack, Arhaus
Tomball Marketplace	Houston-The Woodlands-Sugar Land, TX	100.0%		301,732		(Academy), (Kohl's), Ross Dress For Less, Marshalls
Village Plaza at Bunker Hill	Houston-The Woodlands-Sugar Land, TX	57.8%	(1)(3)	490,634	H-E-B	PetSmart, Babies "R" Us, Academy, Nordstrom Rack
West Gray	Houston-The Woodlands-Sugar Land, TX	100.0%		37,264		Pier 1
Westchase Shopping Center	Houston-The Woodlands-Sugar Land, TX	100.0%		349,901	Whole Foods Market	(Target), Ross Dress for Less, Palais Royal, Petco
Westhill Village Shopping Center	Houston-The Woodlands-Sugar Land, TX	100.0%		130,851		Ross Dress for Less, Office Depot, 99 Cents Only

Center	CBSA (5)	Owned %	Foot Notes	GLA	Grocer Anchor ( ) indicates owned by others	Other Anchors ( ) indicates owned by others
Independence Plaza	Laredo, TX	100.0%		347,302	H-E-B	T.J. Maxx, Ross Dress for Less, Hobby Lobby, Petco, Ulta Beauty
North Creek Plaza	Laredo, TX	100.0%		485,463	(H-E-B)	(Target), Marshalls, Old Navy, Best Buy, Bed Bath & Beyond
Plantation Centre	Laredo, TX	100.0%		143,015	H-E-B
Las Tiendas Plaza	McAllen-Edinburg-Mission, TX	50.0%	(1)(3)	500,084		(Target), Academy, Conn’s, Ross Dress for Less, Marshalls, Office Depot
Market at Nolana	McAllen-Edinburg-Mission, TX	50.0%	(1)(3)	243,874	(Walmart Supercenter)
Market at Sharyland Place	McAllen-Edinburg-Mission, TX	50.0%	(1)(3)	301,174	(Walmart Supercenter)	Kohl's, Dollar Tree
Northcross	McAllen-Edinburg-Mission, TX	50.0%	(1)(3)	75,288		Barnes & Noble
Old Navy Building	McAllen-Edinburg-Mission, TX	50.0%	(1)(3)	15,000		Old Navy
Sharyland Towne Crossing	McAllen-Edinburg-Mission, TX	50.0%	(1)(3)	489,549	H-E-B	(Target), T.J. Maxx, Petco, Office Depot, Ross Dress for Less
South 10th St. HEB	McAllen-Edinburg-Mission, TX	50.0%	(1)(3)	103,702	H-E-B
Trenton Crossing	McAllen-Edinburg-Mission, TX	100.0%		569,881		(Target), Hobby Lobby, Ross Dress for Less, Marshalls, Petsmart
Starr Plaza	Rio Grande City, TX	50.0%	(1)(3)	176,693	H-E-B	Bealls
Fiesta Trails	San Antonio-New Braunfels, TX	100.0%		485,370	(H-E-B)	Act III Theatres, Marshalls, Office Max, Stein Mart, Petco
Parliament Square II	San Antonio-New Braunfels, TX	100.0%		54,541		Incredible Pizza
Thousand Oaks Shopping Center	San Antonio-New Braunfels, TX	15.0%	(1)	161,806	H-E-B	Bealls, Tuesday Morning
Valley View Shopping Center	San Antonio-New Braunfels, TX	100.0%		91,446		Marshalls, Dollar Tree
Texas Total:				12,677,947
Utah
West Jordan Town Center	Salt Lake City, UT	100.0%		304,899		(Target), Petco
Utah Total:				304,899
Virginia
Hilltop Village Center	Washington-Arlington-Alexandria, DC-VA-MD-WV	100.0%	(4)	250,811	Wegmans	L.A. Fitness
Virginia Total:				250,811
Washington
2200 Westlake	Seattle-Tacoma-Bellevue, WA	69.4%	(1)(3)	86,953	Whole Foods
Meridian Town Center	Seattle-Tacoma-Bellevue, WA	20.0%	(1)(3)	143,237	(Safeway)	Jo-Ann Fabric & Craft Store, Tuesday Morning
Queen Anne Marketplace	Seattle-Tacoma-Bellevue, WA	51.0%	(1)(3)	81,385	Metropolitan Market	Bartell's Drug
Rainer Square Plaza	Seattle-Tacoma-Bellevue, WA	20.0%	(1)(3)	111,736	Safeway	Ross Dress for Less
South Hill Center	Seattle-Tacoma-Bellevue, WA	20.0%	(1)(3)	134,010		Bed Bath & Beyond, Ross Dress for Less, Best Buy
Washington Total:				557,321

Total Operating Properties				44,529,077
New Development
Maryland
Nottingham Commons	Baltimore-Columbia-Towson, MD	100.0%	(2)	125,357	MOM's Organic Market	T.J. Maxx, DSW, Petco
Maryland Total:				125,357
Virginia
Gateway Alexandria	Washington-Arlington-Alexandria, DC-VA-MD-WV	100.0%	(2)	—
Virginia Total:				—
Total New Developments				125,357
Operating & New Development Properties				44,654,434
___________________

(1)
Denotes property is held by a real estate joint venture or partnership; however, the gross leasable area square feet figures include our partners’ ownership interest in the property and property owned by others.

(2)	Denotes property currently under development.

(3)	Denotes properties that are not consolidated under generally accepted accounting principles.

(4)	Denotes Hilltop Village Center 50/50 Joint Venture reflecting current 100% economics to WRI.

(5)	CBSA represents the Core Based Statistical Area.

ITEM 3. Legal Proceedings
We are involved in various matters of litigation arising in the normal course of business. While we are unable to predict the amounts involved, our management and counsel believe that when such litigation is resolved, our resulting liability, if any, will not have a material effect on our consolidated financial statements.
ITEM 4. Mine Safety Disclosures
Not applicable.
PART II
ITEM 5. Market for Registrant’s Common Shares of Beneficial Interest, Related Shareholder Matters and Issuer Purchases of Equity Securities
Our common shares are listed and traded on the New York Stock Exchange under the symbol “WRI.” As of January 31, 2017, the number of holders of record of our common shares was 1,878. The closing high and low sale prices per common share as reported on the New York Stock Exchange, and dividends per share paid for the fiscal quarters indicated were as follows:

	High	Low	Dividends
2016:
Fourth	$38.25	$34.17	$.365
Third	43.44	38.53	.365
Second	40.82	36.54	.365
First	37.84	32.48	.365
2015:
Fourth	$36.24	$33.17	$.345
Third	35.56	30.43	.345
Second	36.20	32.30	.345
First	38.41	34.26	.345

The following table summarizes the equity compensation plans under which our common shares may be issued as of December 31, 2016:

Plan category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance
Equity compensation plans approved by shareholders	934,201	$22.84	861,043
Equity compensation plans not approved by shareholders	—	—	—
Total	934,201	$22.84	861,043

Performance Graph
The graph and table below provides an indicator of cumulative total shareholder returns for us as compared with the S&P 500 Stock Index and the FTSE NAREIT Equity Shopping Centers Index, weighted by market value at each measurement point. The graph assumes that on December 31, 2011, $100 was invested in our common shares and that all dividends were reinvested by the shareholder.
Comparison of Five Year Cumulative Return
*$100 invested on December 31, 2011 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.
Source: SNL Financial LC

	2012	2013	2014	2015	2016
Weingarten Realty Investors	$128.22	$136.85	$182.59	$188.39	$202.68
S&P 500 Index	116.00	153.57	174.60	177.01	198.18
FTSE NAREIT Equity Shopping Centers Index	125.02	131.26	170.59	178.64	185.21
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

Issuer Purchases of Equity Securities
Repurchases of our common shares for the quarter ended December 31, 2016 are as follows:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program
November 1, 2016 to November 30, 2016	397	$35.51
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

	(Amounts in thousands, except per share amounts) Year Ended December 31,
	2016	2015	2014	2013	2012
Operating Data:
Revenues (primarily real estate rentals)	$549,555	$512,844	$514,406	$489,195	$451,177
Depreciation and Amortization	162,535	145,940	150,356	146,763	127,703
Operating Income	194,443	184,694	182,038	159,868	144,361
Interest Expense, net	83,003	87,783	94,725	96,312	106,248
Gain on Sale and Acquisition of Real Estate Joint Venture and Partnership Interests	48,322	879	1,718	33,670	14,203
(Provision) Benefit for Income Taxes	(6,856)	(52)	1,261	(7,046)	75
Equity in Earnings (Losses) of Real Estate Joint Ventures and Partnerships, net	20,642	19,300	22,317	35,112	(1,558)
Income from Continuing Operations	176,117	121,601	116,365	132,977	56,880
Gain on Sale of Property	100,714	59,621	146,290	762	1,004
Net Income	276,831	181,222	307,579	265,156	152,421
Net Income Adjusted for Noncontrolling Interests	238,933	174,352	288,008	220,262	146,640
Net Income Attributable to Common Shareholders	$238,933	$160,835	$277,168	$184,145	$109,210
Per Share Data - Basic:
Income from Continuing Operations Attributable to Common Shareholders	$1.90	$1.31	$1.91	$.76	$.13
Net Income Attributable to Common Shareholders	$1.90	$1.31	$2.28	$1.52	$.90
Weighted Average Number of Shares - Basic	126,048	123,037	121,542	121,269	120,696
Per Share Data - Diluted:
Income from Continuing Operations Attributable to Common Shareholders	$1.87	$1.29	$1.89	$.75	$.13
Net Income Attributable to Common Shareholders	$1.87	$1.29	$2.25	$1.50	$.90
Weighted Average Number of Shares - Diluted	128,569	124,329	124,370	122,460	121,705
Balance Sheet Data:
Property (at cost)	$4,789,145	$4,262,959	$4,076,094	$4,289,276	$4,399,850
Total Assets	4,426,928	3,901,945	3,805,915	4,212,520	4,174,875
Debt, net	$2,356,528	$2,113,277	$1,930,009	$2,288,435	$2,194,121
Other Data:
Cash Flows from Operating Activities	$246,957	$244,416	$240,769	$233,992	$227,330
Cash Flows from Investing Activities	(388,619)	(120,976)	218,077	134,654	370,308
Cash Flows from Financing Activities	135,751	(124,461)	(527,233)	(296,674)	(591,676)
Cash Dividends per Common Share	1.46	1.38	1.55	1.22	1.16
Funds from Operations Attributable to Common Shareholders- Basic (1)	$291,656	$258,126	$254,518	$222,732	$222,128
___________________

(1)	See Item 7 for the National Association of Real Estate Investment Trusts definition of funds from operations attributable to common shareholders for this non-GAAP measure.

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
Executive Overview
Weingarten Realty Investors is a REIT organized under the Texas Business Organizations Code. We, and our predecessor entity, began the ownership of shopping centers and other commercial real estate in 1948. Our primary business is leasing space to tenants in the shopping centers we own or lease. We also provide property management services for which we charge fees to either joint ventures where we are partners or other outside owners.
We operate a portfolio of rental properties, primarily neighborhood and community shopping centers, totaling approximately 44.7 million square feet of gross leasable area, that is either owned by us or others. We have a diversified tenant base with our largest tenant comprising only 3.1% of base minimum rental revenues during 2016.
At December 31, 2016, we owned or operated under long-term leases, either directly or through our interest in real estate joint ventures or partnerships, a total of 220 properties, which are located in 18 states spanning the country from coast to coast.
We also owned interests in 28 parcels of land held for development that totaled approximately 19.8 million square feet at December 31, 2016.
We had approximately 5,800 leases with 3,800 different tenants at December 31, 2016. Leases for our properties range from less than a year for smaller spaces to over 25 years for larger tenants. Rental revenues generally include minimum lease payments, which often increase over the lease term, reimbursements of property operating expenses, including real estate taxes, and additional rent payments based on a percentage of the tenants’ sales. Our anchor tenants are supermarkets, value-oriented apparel/discount stores and other retailers or service providers who generally sell basic necessity-type goods and services. We believe the stability of our anchor tenants, combined with convenient locations, attractive and well-maintained properties, high quality retailers and a strong tenant mix, should ensure the long-term success of our merchants and the viability of our portfolio.
Our goal is to remain a leader in owning and operating top-tier neighborhood and community shopping centers in certain markets of the United States. Our strategic initiatives include: (1) raising net asset value and cash flow through quality acquisitions, redevelopments and new developments, (2) maintaining a strong, flexible consolidated balance sheet and a well-managed debt maturity schedule and (3) growing net operating income from our existing portfolio by increasing occupancy and rental rates. We believe these initiatives will keep our portfolio of properties among the strongest in our sector. Due to low capitalization rates in the market along with the uncertainty of increasing interest rates, we will continue to be very prudent in our evaluation of all new investment opportunities. We continue to see price declines on some properties in secondary and tertiary markets over the past year, which could reduce our disposition volumes. Additionally, the commercial mortgage-backed securities ("CMBS") market has been a significant source of financing for buyers of our disposition properties. While new financial market regulations resulted in a fairly significant reduction in CMBS originations during 2016, we believe this market has begun to stabilize. However, availability within the CMBS markets for 2017 and beyond remains uncertain.
We intend to recycle non-core operating centers that no longer meet our ownership criteria and that will provide capital for growth opportunities. During 2016, we disposed of real estate assets, which were owned by us either directly or through our interest in real estate joint ventures or partnerships, with our share of aggregate gross sales proceeds totaling $222.6 million. Subsequent to December 31, 2016, we sold real estate assets with our share of aggregate gross sales proceeds totaling $31.9 million. We have approximately $114.7 million of dispositions currently under contracts or letters of intent; however, there are no assurances that these transactions will close at such prices or at all. For 2017, we believe we will complete dispositions in amounts between $125 million and $225 million; however, there are no assurances that this will actually occur.

We intend to continue to actively seek acquisition properties that meet our return hurdles and to actively evaluate other opportunities as they enter the market. During 2016, we acquired four centers, a partner's interest in two consolidated real estate joint ventures and other property, either directly or through our interest in real estate joint ventures or partnerships, with a total gross purchase price of $514.8 million, which includes the consolidation of a property from the acquisition of a partner's 50% interest in an unconsolidated tenancy-in-common arrangement. For 2017, we expect to invest in acquisitions in amounts between $125 million and $225 million; however, there are no assurances that this will actually occur.
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
We intend to continue to focus on identifying new development projects as another source of growth, as well as continue to look for internal growth opportunities. Although we have only seen a few viable projects, a lack of supply in new retail space has driven an increase in new development activity, particularly in mixed-use projects, which we believe is a positive trend. During 2016, we invested $64.4 million in four new development projects that are partially or wholly owned. Also during 2016, we invested $96.6 million in 16 redevelopment projects that were partially or wholly owned. For 2017, we expect to invest in new development and redevelopments in the range of $135 million to $235 million, but we can give no assurances that this will actually occur.
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
In June 2016, we amended an existing $90 million secured note to extend the maturity to 2028 and reduce the interest rate from 7.5% to 4.5% per annum. In connection with this transaction, we have recorded a $2.0 million gain on extinguishment of debt that has been classified as net interest expense in our Consolidated Statements of Operations.
In August 2016, we established a new ATM equity offering program under which we may, but are not obligated to, sell up to $250 million of common shares, in amounts and at times as we determine, at prices determined by the market at the time of sale. The common shares under this new program include common shares having an aggregate gross sales price of up to $34.1 million previously registered but unsold under a prior ATM equity offering program. We intend to use the net proceeds from future sales for general trust purposes, which may include acquisitions and reducing borrowings under our $500 million unsecured revolving credit facility, repaying other indebtedness or repurchasing outstanding debt. During 2016, we sold 3.5 million common shares under this program with gross proceeds totaling $132.9 million. As of the date of this filing, $242.2 million of common shares remained available for sale under this ATM equity program.
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

Operational Metrics
In assessing the performance of our centers, management carefully monitors various operating metrics of the portfolio. As a result of our strong leasing activity, low tenant fallout and lack of quality retail space in the market, the operating metrics of our portfolio remained very strong in 2016 as we focused on increasing rental rates and same property net operating income ("SPNOI" and see Non-GAAP Financial Measures for additional information). Our portfolio delivered solid operating results with:

•	occupancy of 94.3% at December 31, 2016;

•	an increase of 3.8% in SPNOI including redevelopments for the three months ended December 31, 2016 over the same period of 2015; and

•	rental rate increases of 22.4% for new leases and 11.0% for renewals were realized during the three months ended December 31, 2016.
Below are performance metrics associated with our signed occupancy, SPNOI growth and leasing activity on a pro rata basis:

	December 31,
	2016	2015
Anchor (space of 10,000 square feet or greater)	96.5%	98.2%
Non-Anchor	90.6%	90.2%
Total Occupancy	94.3%	95.1%

	Three Months Ended December 31, 2016	Twelve Months Ended December 31, 2016
SPNOI Growth (1)	3.8%	3.3%
_______________

(1)	See Non-GAAP Financial Measures for a definition of the measurement of SPNOI and a reconciliation to operating income within this section of Item 7.

	Number of Leases	Square Feet ('000's)	Average New Rent per Square Foot ($)	Average Prior Rent per Square Foot ($)	Average Cost of Tenant Improvements per Square Foot ($)	Change in Base Rent on Cash Basis
Leasing Activity:
Three Months Ended December 31, 2016
New leases (1)	49	155	$19.02	$15.54	$30.92	22.4%
Renewals	178	737	20.05	18.05	—	11.0%
Not comparable spaces	29	99
Total	256	991	$19.87	$17.62	$5.35	12.8%

Twelve Months Ended December 31, 2016
New leases (1)	217	671	$22.07	$17.42	$33.13	26.7%
Renewals	739	3,359	17.74	16.10	.09	10.2%
Not comparable spaces	131	316
Total	1,087	4,346	$18.46	$16.32	$5.59	13.1%
_______________

(1)	Average external lease commissions per square foot for the three and twelve months ended December 31, 2016 were $6.41 and $6.00, respectively.

While we will continue to monitor the economy and the effects on our tenants, over the long-term, we believe the significant diversification of our portfolio, both geographically and by tenant base, and the quality of our portfolio will allow future increases to occupancy levels. The bankruptcy proceedings for The Sports Authority has come to a conclusion for us and has resulted in the return of six spaces, which has negatively affected our occupancy and SPNOI until we re-lease and commence rent on these spaces. The decrease in occupancy related to our anchor spaces is a direct result of the Sports Authority bankruptcy, as well as the acquisition of a 96,000 square foot vacant building in the fourth quarter of 2016, that is adjacent to one of our centers and was formerly occupied by Target. Occupancy may also be affected over the next several quarters as we continue to maximize our long-term portfolio value by repositioning some of our anchor space. A reduction in quality retail space available, as well as continued retailer demand, contributed to the increase in overall rental rates on a same-space basis as we completed new leases and renewed existing leases. Leasing volume is anticipated to decline as we have less vacant space available for leasing and tenant fallout remains low. Our expectation is that SPNOI growth with redevelopments will average between 2.5% to 3.5% for 2017, although there are no assurances that this will occur.
New Development/Redevelopment
At December 31, 2016, we had four projects in various stages of development that were partially or wholly owned, including a contractual commitment to purchase the retail portion of a mixed-use property and a joint venture project located in Arlington, Virginia where we expect to purchase the land during the second quarter of 2017. We have funded $91.3 million through December 31, 2016 on these projects, and we estimate our aggregate net investment upon completion to be $391.9 million, which includes anticipated funding of $127 million related to the Arlington, Virginia project. Overall, the average projected stabilized return on investment for these properties is expected to be approximately 6.0% upon completion. During 2016, we sold our development in Raleigh, North Carolina, and effective January 1, 2016, we stabilized our development in Alexandria, Virginia, moving it to our operating property portfolio. This development was 100% leased with an investment of $65 million and an 8% yield. Additionally, effective January 1, 2017, we stabilized the development in White Marsh, Maryland, moving it to our operating property portfolio. This development is 100% leased with an investment of $46 million and an 8% yield.
During 2016, we purchased land for a mixed-use project in Alexandria, Virgina, and construction activities commenced in 2017. We also entered into a joint venture partnership arrangement for another mixed-use project in Arlington, Virginia. We anticipate purchasing the land for this project and commencing construction in April 2017.
We have nine redevelopment projects in which we plan to invest approximately $61.9 million. Upon completion, the average projected stabilized return on our incremental investment on these redevelopment projects is expected to average around 10.5% to 12.5%. Included in these projects, we began redevelopment activities on three additional shopping centers where we estimate a capital investment totaling $22.5 million. During 2016, we completed seven redevelopment projects that added approximately 208,558 incremental square feet to the total portfolio with an incremental investment totaling $30.9 million.
We had approximately $83.0 million in land held for development at December 31, 2016 that may either be developed or sold. While we are experiencing some interest from retailers and other market participants in our land held for development, opportunities for economically viable developments remain limited. We intend to continue to pursue additional development and redevelopment opportunities in multiple markets; however, finding the right opportunities remains challenging.
Subsequent to December 31, 2016, we announced a redevelopment project at our prominent River Oaks Shopping Center in Houston, Texas where we will be developing a 30-story luxury high-rise with around 10,000 square feet of ground floor retail. The total project cost will approximate $150 million and will include a parking garage. We expect to start construction in the first quarter of 2018 with stabilization estimated in 2021.
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
Property
Acquisitions of properties are accounted for utilizing the acquisition method and, accordingly, the results of operations of an acquired property are included in our results of operations from the date of acquisition. Estimates of fair values are based upon future cash flows and other valuation techniques in accordance with our fair value measurements accounting policy. Fair values are used to record the purchase price of acquired property among land, buildings on an “as if vacant” basis, tenant improvements, other identifiable intangibles and any goodwill or gain on purchase. Other identifiable intangible assets and liabilities include the effect of out-of-market leases, the value of having leases in place (“as is” versus “as if vacant” and absorption costs), out-of-market assumed mortgages and tenant relationships. Depreciation and amortization is computed using the straight-line method, generally over estimated useful lives of 40 years for buildings and over the lease term which includes bargain renewal options for other identifiable intangible assets. The impact of these estimates, including incorrect estimates in connection with acquisition values and estimated useful lives, could result in significant differences related to the purchased assets, liabilities and resulting depreciation or amortization. Acquisition costs are expensed as incurred. On January 1, 2017, we have adopted Accounting Standards Update ("ASU") No. 2017-01, "Business Combinations." See Note 2 to our consolidated financial statements in Item 8 for additional information.
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
Results of Operations
Comparison of the Year Ended December 31, 2016 to the Year Ended December 31, 2015
The following table is a summary of certain items from our Consolidated Statements of Operations, which we believe represent items that significantly changed during 2016 as compared to the same period in 2015:

	Year Ended December 31,
	2016	2015	Change	% Change
Revenues	$549,555	$512,844	$36,711	7.2%
Depreciation and amortization	162,535	145,940	16,595	11.4
Real estate taxes, net	66,358	60,289	6,069	10.1
Interest expense, net	83,003	87,783	(4,780)	(5.4)
Interest and other income	2,569	4,563	(1,994)	(43.7)
Gain on sale and acquisition of real estate joint venture and partnership interests	48,322	879	47,443	5,397.4
Provision for income taxes	6,856	52	6,804	13,084.6

Revenues
The increase in revenues of $36.7 million is primarily attributable to our acquisitions and new development completions that totaled $34.5 million. The existing portfolio and redevelopment properties contributed $15.3 million, which is offset by our dispositions of $13.1 million.
Depreciation and Amortization
The increase in depreciation and amortization of $16.6 million is primarily attributable to our acquisitions and new development completions that totaled $18.1 million, which is offset by our dispositions and other capital activities.
Real Estate Taxes, net
The increase in net real estate taxes of $6.1 million is primarily attributable to our acquisitions and new development completions that totaled $4.0 million, as well as rate and valuation changes for the portfolio, which were offset by our dispositions of $.9 million.
Interest Expense, net
Net interest expense decreased $4.8 million or 5.4%. The components of net interest expense were as follows (in thousands):

	Year Ended December 31,
	2016	2015
Gross interest expense	$85,134	$82,385
(Gain) loss on extinguishment of debt	(2,037)	6,100
Amortization of debt deferred costs, net	3,515	3,333
Over-market mortgage adjustment	(953)	(783)
Capitalized interest	(2,656)	(3,252)
Total	$83,003	$87,783
The decrease in net interest expense is attributable primarily to the $8.1 million decrease in debt extinguishment activities within the respective periods. In 2016, a $2.0 million gain was realized as compared to a $6.1 million loss in 2015. For the year ended December 31, 2016, the weighted average debt outstanding was $2.2 billion at a weighted average interest rate of 3.9% as compared to $2.0 billion outstanding at a weighted average interest rate of 4.2% in the same period of 2015.
Interest and Other Income
The decrease in interest and other income of $2.0 million is primarily attributable to a $1.7 million litigation settlement received in 2015.
Gain on Sale and Acquisition of Real Estate Joint Venture and Partnership Interests
The gain in 2016 of $48.3 million is primarily attributable to a $37.4 million gain associated with the remeasurement of our 51% unconsolidated real estate partnership interest to fair value associated with the exchange of properties among the partners, a $9.0 million gain associated with the fair value realization upon consolidation of our equity associated with the acquisition of a partner's 50% interest in a previously unconsolidated tenancy-in-common arrangement and a gain of $1.9 million associated with the remeasurement of a land parcel from an unconsolidated real estate joint venture. The gain in 2015 of $.9 million is primarily attributable to our return of equity associated with an unconsolidated joint venture's disposition of its real estate property.
Provision for Income Taxes
The increase of $6.8 million in the provision for income taxes is attributable to our taxable REIT subsidiary associated primarily with the gain from the exchange of properties among the partners of an unconsolidated real estate joint venture and the disposition of the development in Raleigh, North Carolina.

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
Interest Expense, net
Net interest expense decreased $6.9 million or 7.3%. The components of net interest expense were as follows (in thousands):

	Year Ended December 31,
	2015	2014
Gross interest expense	$82,385	$93,533
Loss on extinguishment of debt	6,100	2,193
Amortization of debt deferred costs, net	3,333	3,247
Over-market mortgage adjustment	(783)	(946)
Capitalized interest	(3,252)	(3,302)
Total	$87,783	$94,725
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
Effects of Inflation
We have structured our leases in such a way as to remain largely unaffected should significant inflation occur. Most of the leases contain percentage rent provisions whereby we receive increased rentals based on the tenants’ gross sales. Many leases provide for increasing minimum rental rates during the terms of the leases through escalation provisions. In addition, many of our leases are for terms of less than 10 years, allowing us to adjust rental rates to changing market conditions when the leases expire. Most of our leases also require the tenants to pay their proportionate share of operating expenses and real estate taxes. As a result of these lease provisions, increases in operating expenses due to inflation, as well as real estate tax rate increases, generally do not have a significant adverse effect upon our operating results as they are absorbed by our tenants. Under the current economic climate, inflation has been rising very slowly.
Economic Conditions
We believe that underlying economic fundamentals continue to show positive, albeit slow, growth. We also believe that consumer confidence is currently positive due in part to the presidential election, declining oil prices and improvements in the labor market. Furthermore, personal income and housing prices are continuing to increase in our primary markets. We believe there is a direct correlation between housing wealth and consumption, and we expect rebounding home prices will further strengthen retail fundamentals, including rent growth and net operating income. Our focus on supermarket-anchored centers in densely populated major metropolitan areas should position our portfolio to capitalize on the improving retail landscape.
With respect to Houston and other markets that are energy dependent, lower oil prices continues to have a negative impact on the local economy and has adversely affected the office and multifamily real estate sectors. An extended duration of this low oil price environment could impact the performance of our centers in the Houston market; we believe however, that having most of our centers in dense, high income areas of Houston and the lack of retail completions in the last five years, combined with population growth, and the diversification of Houston's industries, reduces the potential negative impact to us in Houston of low oil prices.
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
Capital Resources and Liquidity
Our primary operating liquidity needs are paying our common share dividends, maintaining and operating our existing properties, paying our debt service costs, excluding debt maturities, and funding capital expenditures. Under our 2017 business plan, cash flows from operating activities are expected to meet these planned capital needs.
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

As of December 31, 2016, we had available borrowing capacity of $250.1 million under our unsecured revolving credit facility, and our debt maturities for 2017 total $86.7 million. During March 2016, we amended our revolving credit agreement to, among other things, extend the maturity date to March 2020, with a provision to extend the maturity date for two consecutive six-month periods, at our option. Additionally, the facility also allows us to increase the facility amount up to $850 million. We intend to use this facility to fund acquisition, new development and redevelopment activities, and for general corporate purposes.
In August 2016, we issued $250 million of 3.25% senior unsecured notes maturing in 2026. The notes were issued at 99.16% of the principal amount with a yield to maturity of 3.35%. The net proceeds received of $246.3 million were used to reduce the amount outstanding under our $500 million unsecured revolving credit facility.
In August 2016, we established a new ATM equity offering program under which we may, but are not obligated to, sell up to $250 million of common shares, in amounts and at times as we determine, at prices determined by the market at the time of sale. The common shares under this new program include common shares having an aggregate gross sales price of up to $34.1 million previously registered but unsold under a prior ATM equity offering program. We intend to use the net proceeds from future sales for general trust purposes, which may include acquisitions and reducing borrowings under our $500 million unsecured revolving credit facility, repaying other indebtedness or repurchasing outstanding debt. During 2016, we sold 3.5 million common shares under this program with gross proceeds totaling $132.9 million. As of the date of this filing, $242.2 million of common shares remained available for sale under this ATM equity program.
We have a $200 million share repurchase plan. Under this plan, we may repurchase common shares from time-to-time in open-market or in privately negotiated purchases based on management's evaluation of market conditions and other factors. As of the date of this filing, we have not repurchased any shares under this plan.
We believe net proceeds from these transactions and planned capital recycling, combined with our available capacity under the revolving credit and short-term borrowing facilities, will provide adequate liquidity to fund our capital needs, including acquisitions, redevelopments and new development activities. In the event our capital recycling program does not progress as expected, we believe other debt and equity alternatives are available to us. Although external market conditions are not within our control, we do not currently foresee any impediment to our entering the capital markets if needed.
During 2016, aggregate gross sales proceeds from our dispositions totaled $222.6 million, which were owned by us either directly or through our interest in real estate joint ventures or partnerships. Operating cash flows from dispositions are included in net cash from operating activities in our Consolidated Statements of Cash Flows, while proceeds from dispositions are included as investing activities.
We have non-recourse debt secured by acquired or developed properties held in several of our real estate joint ventures and partnerships. Off-balance sheet mortgage debt for our unconsolidated real estate joint ventures and partnerships totaled $301.5 million, of which our pro rata ownership is $110.0 million, at December 31, 2016. Scheduled principal mortgage payments on this debt, excluding deferred debt costs and non-cash related items totaling $(.6) million, at 100% are as follows (in millions):

2017	$12.0
2018	5.9
2019	6.2
2020	92.8
2021	172.8
Thereafter	12.4
Total	$302.1
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

Investing Activities
Acquisitions
During 2016, we acquired four centers, a partner's interest in two consolidated real estate joint ventures and other property with an aggregate gross purchase price of $514.8 million, either directly or through our interest in real estate joint ventures or partnerships, which includes the consolidation of a property from the acquisition of a partner's 50% interest in an unconsolidated tenancy-in-common arrangement and the realization of a $9.0 million gain on the fair value remeasurement of our equity method investment.
Dispositions
During 2016, we sold 17 centers and other property, including real estate assets through our interest in unconsolidated real estate joint ventures and partnerships. Our share of aggregate gross sales proceeds from these transactions totaled $222.6 million and generated our share of the gains of approximately $76.2 million, which includes a $1.9 million gain associated with the fair value remeasurement of a land parcel distributed to us from an unconsolidated joint venture.
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
New Development/Redevelopment
At December 31, 2016, we had four projects under development with a total square footage of approximately 1.0 million that were partially or wholly owned, including a contractual commitment to purchase the retail portion of a mixed-use property and a joint venture project located in Arlington, Virginia where we expect to purchase the land during the second quarter of 2017. We have funded $91.3 million through December 31, 2016 on these projects. Upon completion, we expect our aggregate net investment in these projects to be $391.9 million, which includes anticipated funding of $127 million related to the Arlington, Virginia project. During 2016, we sold our development in Raleigh, North Carolina, and effective January 1, 2016, we stabilized our development in Alexandria, Virginia, moving it to our operating property portfolio. This development was 100% leased with an investment of $65 million and an 8% yield. Additionally, effective January 1, 2017, we stabilized the development in White Marsh, Maryland, moving it to our operating property portfolio. This development is 100% leased with an investment of $46 million and an 8% yield.
At December 31, 2016, we had nine redevelopment projects in which we plan to invest approximately $61.9 million. Upon completion, the average projected stabilized return on our incremental investment on these redevelopment projects is expected to average around 10.5% to 12.5%. Included in these projects, we began redevelopment activities on three additional shopping centers where we estimate a capital investment totaling $22.5 million. During 2016, we completed seven redevelopment projects that added approximately 208,558 incremental square feet to the total portfolio with an incremental investment totaling $30.9 million.
We typically finance our new development and redevelopment projects with proceeds from our unsecured revolving credit facility, as it is our general practice not to use third party construction financing. Management monitors amounts outstanding under our unsecured revolving credit facility and periodically pays down such balances using cash generated from operations, from debt issuances, from common and preferred share issuances and from the disposition of properties.

Capital Expenditures
Capital expenditures for additions to the existing portfolio, acquisitions, tenant improvements, new development, redevelopment and our share of investments in unconsolidated real estate joint ventures and partnerships are as follows (in thousands):

	Year Ended December 31,
	2016	2015
Acquisitions	$505,046	$249,039
Tenant Improvements	22,982	20,169
New Development	64,174	26,077
Redevelopment	30,789	18,510
Capital Improvements	16,562	13,166
Other	12,980	5,780
Total	$652,533	$332,741
The increase in capital expenditures is attributable primarily to the 2016 acquisition and redevelopment activity. The increase in new development is attributable primarily to the purchase of land for a mixed-use project in Alexandria, Virgina.
For 2017, we anticipate our acquisitions to total between $125 million and $225 million. Our new development and redevelopment investment for 2017 is estimated to be approximately $135 million to $235 million. For 2017, capital and tenant improvements is expected to be consistent with 2016 expenditures. No assurances can be provided that our planned capital activities will occur. Further, we have entered into commitments aggregating $41.1 million comprised principally of construction contracts which are generally due in 12 to 36 months and anticipated to be funded under our unsecured revolving credit facility.
Capital expenditures for additions described above relate to cash flows from investing activities as follows(in thousands):

	Year Ended December 31,
	2016	2015
Acquisition of real estate and land	$500,591	$221,779
Development and capital improvements	101,179	83,702
Real estate joint ventures and partnerships - Investments	50,763	27,260
Total	$652,533	$332,741
Capitalized soft costs, including payroll and other general and administrative costs, interest and real estate taxes, totaled $10.7 million and $10.9 million for the year ended December 31, 2016 and 2015, respectively.
Financing Activities
Debt
Total debt outstanding was $2.4 billion at December 31, 2016 and consists of $2.1 billion, including the effect of $200 million of interest rate swap contracts, which bears interest at fixed rates, and $266.8 million, which bears interest at variable rates. Additionally, of our total debt, $443.1 million was secured by operating centers while the remaining $1.9 billion was unsecured.
At December 31, 2016, we have a $500 million unsecured revolving credit facility, which expires in March 2020 and provides borrowing rates that float at a margin over LIBOR plus a facility fee. At December 31, 2016, the borrowing margin and facility fee, which are priced off a grid that is tied to our senior unsecured credit ratings, were 90 and 15 basis points, respectively. The facility also contains a competitive bid feature that allows us to request bids for up to $250 million. Additionally, an accordion feature allows us to increase the facility amount up to $850 million. As of January 31, 2017, we had $210.0 million outstanding, and the available balance was $285.1 million, net of $4.9 million in outstanding letters of credit.

Effective March 2015, we entered into an agreement with a bank for a short-term, unsecured facility totaling $20 million that we maintain for cash management purposes. We extended and amended this agreement to reduce the facility to $10 million on March 27, 2016. The facility, which matures in March 2017, provides for fixed interest rate loans at a 30-day LIBOR rate plus borrowing margin, facility fee and an unused facility fee of 125, 10, and 10 basis points, respectively. As of January 31, 2017, we had no amounts outstanding under this facility.
For 2016, the maximum balance and weighted average balance outstanding under both facilities combined were $372.0 million and $141.0 million, respectively, at a weighted average interest rate of 1.3%.
During 2016, we repaid $75 million of fixed-rate unsecured medium term notes upon maturity at a weighted average interest rate of 5.5%.
In August 2016, we issued $250 million of 3.25% senior unsecured notes maturing in 2026. The notes were issued at 99.16% of the principal amount with a yield to maturity of 3.35%. The net proceeds received of $246.3 million were used to reduce the amount outstanding under our $500 million unsecured revolving credit facility.
In June 2016, we amended an existing $90 million secured note to extend the maturity to 2028 and reduce the interest rate from 7.5% to 4.5% per annum. In connection with this transaction, we have recorded a $2.0 million gain on extinguishment of debt that has been classified as net interest expense in our Consolidated Statements of Operations.
Our five most restrictive covenants, composed from both our public debt and revolving credit facility, include debt to asset, secured debt to asset, fixed charge, unencumbered asset test and unencumbered interest coverage ratios. We are not aware of any non-compliance with our public debt and revolving credit facility covenants as of December 31, 2016.
Our most restrictive public debt covenant ratios, as defined in our indenture and supplemental indenture agreements, were as follows at December 31, 2016:

Covenant	Restriction	Actual
Debt to Asset Ratio	Less than 60.0%	44.3%
Secured Debt to Asset Ratio	Less than 40.0%	8.3%
Fixed Charge Ratio	Greater than 1.5	4.1
Unencumbered Asset Test	Greater than 150%	241.0%
At December 31, 2016, we had three interest rate swap contracts with an aggregate notional amount of $200 million that were designated as cash flow hedges. These contracts mature March 2020 and fix the LIBOR component of the interest rates at 1.5%. We have determined that these contracts are highly effective in offsetting future variable interest cash flows.
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
Equity
Our Board of Trust Managers approved a first quarter 2017 dividend of $.385 per common share, an increase from $.365 per common share in 2016. Common share dividends paid totaled $185.1 million during 2016. Our dividend payout ratio (as calculated as dividends paid on common shares divided by core funds from operations attributable to common shareholders - basic) for the year ended December 31, 2016 approximated 61.9%.

In August 2016, we established a new ATM equity offering program under which we may, but are not obligated to, sell up to $250 million of common shares, in amounts and at times as we determine, at prices determined by the market at the time of sale. The common shares under this new program include common shares having an aggregate gross sales price of up to $34.1 million previously registered but unsold under a prior ATM equity offering program. We intend to use the net proceeds from future sales for general trust purposes, which may include acquisitions and reducing borrowings under our $500 million unsecured revolving credit facility, repaying other indebtedness or repurchasing outstanding debt. During 2016, we sold 3.5 million common shares under this program with gross proceeds totaling $132.9 million. As of the date of this filing, $242.2 million of common shares remained available for sale under this ATM equity program.
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
We have an effective universal shelf registration statement which expires in September 2017, which we intend to extend. We will continue to closely monitor both the debt and equity markets and carefully consider our available financing alternatives, including both public offerings and private placements.
Contractual Obligations
We have debt obligations related to our mortgage loans and unsecured debt, including any draws on our credit facilities. We have shopping centers that are subject to non-cancelable long-term ground leases where a third party owns and has leased the underlying land to us to construct and/or operate a shopping center. In addition, we have non-cancelable operating leases pertaining to office space from which we conduct our business. The table below excludes obligations related to our new development projects because such amounts are not fixed or determinable, and commitments aggregating $41.1 million comprised principally of construction contracts which are generally due in 12 to 36 months. The following table summarizes our primary contractual obligations as of December 31, 2016 (in thousands):

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Mortgages and Notes Payable (1)
Unsecured Debt	$2,277,734	$99,009	$123,020	$304,044	$1,751,661
Secured Debt	525,694	79,691	148,570	64,003	233,430
Lease Payments	128,831	3,058	6,026	5,374	114,373
Other Obligations (2)	133,519	99,301	34,218
Total Contractual Obligations	$3,065,778	$281,059	$311,834	$373,421	$2,099,464

_______________

(1)
Includes principal and interest with interest on variable-rate debt calculated using rates at December 31, 2016, excluding the effect of interest rate swaps. Also, excludes a $67.1 million debt service guaranty liability. See Note 6 for additional information.

(2)
Other obligations include income and real estate tax payments, commitments associated with our secured debt and other employee payments. Included in 2017, is the estimated contribution to our pension plan, which meets or exceeds the minimum statutory funding requirements; however, we have the right to discontinue contributions at any time. See Note 18 for additional information. Included in 2017 is a purchase obligation of $24.0 million. See Note 20 for additional information.

Related to a development project in Sheridan, Colorado, we have provided a guaranty for the payment of any debt service shortfalls on tax increment revenue bonds issued in connection with the project. The Sheridan Redevelopment Agency ("Agency") issued Series A bonds used for an urban renewal project, of which $67.1 million remain outstanding at December 31, 2016. The bonds are to be repaid with incremental sales and property taxes and a public improvement fee ("PIF") to be assessed on current and future retail sales and, to the extent necessary, any amounts we may have to provide under a guaranty. The incremental taxes and PIF are to remain intact until the earlier of the payment of the bond liability in full or 2040. The debt associated with this guaranty has been recorded in our consolidated financial statements as of December 31, 2016.

Off Balance Sheet Arrangements
As of December 31, 2016, none of our off-balance sheet arrangements had a material effect on our liquidity or availability of, or requirement for, our capital resources. Letters of credit totaling $4.9 million were outstanding under the unsecured revolving credit facility at December 31, 2016.
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
As of December 31, 2016, one unconsolidated real estate joint venture was determined to be a VIE through the issuance of a secured loan, since the lender had the ability to make decisions that could have a significant impact on the profitability of the entity. Our maximum risk of loss associated with this VIE was limited to $34.0 million at December 31, 2016. Also in December 2016, we entered into one joint venture arrangement for the future development of a mixed-use project. Based on the associated agreements, we have determined that the entity is a VIE; however, we are not the primary beneficiary due to the substantive participating rights associated with the entity are shared, and we do not have the power to direct the significant activities of the entity. We anticipate funding approximately $127 million in equity and debt associated with the mixed-use project through 2020.
We are working with a developer of a mixed-use project in the state of Washington and have executed an agreement to purchase the retail portion of the project for approximately $24.0 million at closing, which is estimated to be in the first quarter of 2017.
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

NAREIT FFO and Core FFO is calculated as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Net income attributable to common shareholders	$238,933	$160,835	$277,168
Depreciation and amortization	159,938	143,067	145,660
Depreciation and amortization of unconsolidated real estate joint ventures and partnerships	15,118	14,451	14,793
Impairment of operating properties and real estate equity investments	—	153	895
Impairment of operating properties of unconsolidated real estate joint ventures and partnerships	326	1,497	305
Gain on acquisition including associated real estate equity investment	(46,398)	—	—
Gain on sale of property and interests in real estate equity investments	(72,552)	(60,309)	(179,376)
Gain on dispositions of unconsolidated real estate joint ventures and partnerships	(3,693)	(1,558)	(4,919)
Other	(16)	(10)	(8)
NAREIT FFO – basic	291,656	258,126	254,518
Income attributable to operating partnership units	1,996	1,903	2,171
NAREIT FFO – diluted	293,652	260,029	256,689
Adjustments to Core FFO:
Redemption costs of preferred shares	—	9,749	—
Deferred tax expense (benefit), net	7,024	—	(2,097)
Acquisition costs	1,782	1,007	253
Other impairment loss, net of tax	98	—	129
(Gain) loss on extinguishment of debt	(1,679)	6,100	2,173
Other, net of tax	17	(2,113)	(1,862)
Core FFO – diluted	$300,894	$274,772	$255,285

Weighted average shares outstanding – basic	126,048	123,037	121,542
Effect of dilutive securities:
Share options and awards	1,059	1,292	1,331
Operating partnership units	1,462	1,472	1,497
Weighted average shares outstanding – diluted	128,569	125,801	124,370

NAREIT FFO per common share – basic	$2.31	$2.10	$2.09

NAREIT FFO per common share – diluted	$2.28	$2.07	$2.06

Core FFO per common share – diluted	$2.34	$2.18	$2.05

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

	Three Months Ended December 31, 2016	Twelve Months Ended December 31, 2016
Beginning of the period	200	206
Properties added:
Acquisitions	—	1
Redevelopments	—	11
Other	—	1
Properties removed:
Dispositions	(6)	(16)
Redevelopments	—	(5)
Other	(1)	(5)
End of the period	193	193

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

	Three Months Ended December 31,		Twelve Months Ended December 31,
	2016	2015	2016	2015
Net income attributable to common shareholders	$44,142	$47,275	$238,933	$160,835
Add:
Redemption costs of preferred shares	—	—	—	9,687
Dividends on preferred shares	—	—	—	3,830
Net income attributable to noncontrolling interests	25,034	1,751	37,898	6,870
(Benefit) provision for income taxes	(164)	(239)	6,856	52
Interest expense, net	21,711	20,426	83,003	87,783
Less:
Gain on sale of property	(32,416)	(15,704)	(100,714)	(59,621)
Equity in earnings of real estate joint ventures and partnership interests	(5,531)	(5,620)	(20,642)	(19,300)
Gain on sale and acquisition of real estate joint venture and partnership interests	(1,915)	—	(48,322)	(879)
Interest and other income	(729)	(2,311)	(2,569)	(4,563)
Operating Income	50,132	45,578	194,443	184,694
Less:
Revenue adjustments (1)	(4,959)	(2,870)	(16,364)	(11,973)
Add:
Property management fees	681	680	2,854	2,958
Depreciation and amortization	43,374	37,011	162,535	145,940
Impairment loss	55	—	98	153
General and administrative	7,193	7,503	27,266	27,524
Acquisition costs	614	303	1,350	968
Other (2)	(246)	191	72	481
Net Operating Income	96,844	88,396	372,254	350,745
Less: NOI related to consolidated entities not defined as same property and noncontrolling interests	(14,214)	(8,775)	(45,986)	(35,658)
Add: Pro rata share of unconsolidated entities defined as same property	7,937	7,600	30,516	30,190
Same Property Net Operating Income	$90,567	$87,221	$356,784	$345,277
___________________

(1)	Revenue adjustments consist primarily of straight-line rentals, lease cancellation income and fee income primarily from real estate joint ventures and partnerships.

(2)	Other includes items such as environmental abatement costs and demolition expenses.
Newly Issued Accounting Pronouncements
See Note 2 to our consolidated financial statements in Item 8 for additional information related to recent accounting pronouncements.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk
We use fixed and floating-rate debt to finance our capital requirements. These transactions expose us to market risk related to changes in interest rates. Derivative financial instruments are used to manage a portion of this risk, primarily interest rate contracts with major financial institutions. These agreements expose us to credit risk in the event of non-performance by the counter-parties. We do not engage in the trading of derivative financial instruments in the normal course of business. At December 31, 2016, we had fixed-rate debt of $2.1 billion and variable-rate debt of $266.8 million, after adjusting for the net effect of $200.0 million notional amount of interest rate contracts. In the event interest rates were to increase 100 basis points and holding all other variables constant, annual net income and cash flows for the following year would decrease by approximately $2.7 million associated with our variable-rate debt, including the effect of the interest rate contracts. The effect of the 100 basis points increase would decrease the fair value of our variable-rate and fixed-rate debt by approximately $12.3 million and $126.1 million, respectively.

ITEM 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Trust Managers and Shareholders of
Weingarten Realty Investors
Houston, Texas
We have audited the accompanying consolidated balance sheets of Weingarten Realty Investors and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Weingarten Realty Investors and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
As discussed in Notes 2 and 14 to the consolidated financial statements, the Company has changed its method of accounting for and disclosure of discontinued operations for the year ended December 31, 2014 due to the adoption of Accounting Standards Update 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity."
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2017 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Houston, Texas
February 28, 2017

WEINGARTEN REALTY INVESTORS CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts)

	Year Ended December 31,
	2016	2015	2014
Revenues:
Rentals, net	$537,265	$502,464	$503,128
Other	12,290	10,380	11,278
Total	549,555	512,844	514,406
Expenses:
Depreciation and amortization	162,535	145,940	150,356
Operating	98,855	94,244	95,318
Real estate taxes, net	66,358	60,289	60,768
Impairment loss	98	153	1,024
General and administrative	27,266	27,524	24,902
Total	355,112	328,150	332,368
Operating Income	194,443	184,694	182,038
Interest Expense, net	(83,003)	(87,783)	(94,725)
Interest and Other Income	2,569	4,563	3,756
Gain on Sale and Acquisition of Real Estate Joint Venture and Partnership Interests	48,322	879	1,718
(Provision) Benefit for Income Taxes	(6,856)	(52)	1,261
Equity in Earnings of Real Estate Joint Ventures and Partnerships, net	20,642	19,300	22,317
Income from Continuing Operations	176,117	121,601	116,365
Operating Income from Discontinued Operations	—	—	342
Gain on Sale of Property from Discontinued Operations	—	—	44,582
Income from Discontinued Operations	—	—	44,924
Gain on Sale of Property	100,714	59,621	146,290
Net Income	276,831	181,222	307,579
Less: Net Income Attributable to Noncontrolling Interests	(37,898)	(6,870)	(19,571)
Net Income Adjusted for Noncontrolling Interests	238,933	174,352	288,008
Dividends on Preferred Shares	—	(3,830)	(10,840)
Redemption Costs of Preferred Shares	—	(9,687)	—
Net Income Attributable to Common Shareholders	$238,933	$160,835	$277,168
Earnings Per Common Share - Basic:
Income from continuing operations attributable to common shareholders	$1.90	$1.31	$1.91
Income from discontinued operations	—	—	.37
Net income attributable to common shareholders	$1.90	$1.31	$2.28
Earnings Per Common Share - Diluted:
Income from continuing operations attributable to common shareholders	$1.87	$1.29	$1.89
Income from discontinued operations	—	—	.36
Net income attributable to common shareholders	$1.87	$1.29	$2.25
See Notes to Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands)

	Year Ended December 31,
	2016	2015	2014
Net Income	$276,831	$181,222	$307,579
Other Comprehensive (Loss) Income:
Net unrealized gain (loss) on investments, net of taxes	407	(99)	354
Realized gain on investments	—	—	(38)
Realized (loss) gain on derivatives	(2,084)	5,007	—
Net unrealized (loss) gain on derivatives	(1,204)	(3,061)	131
Reclassification adjustment of derivatives and designated hedges into net income	1,531	2,798	2,052
Retirement liability adjustment	(167)	147	(10,733)
Total	(1,517)	4,792	(8,234)
Comprehensive Income	275,314	186,014	299,345
Comprehensive Income Attributable to Noncontrolling Interests	(37,898)	(6,870)	(19,571)
Comprehensive Income Adjusted for Noncontrolling Interests	$237,416	$179,144	$279,774
See Notes to Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS CONSOLIDATED BALANCE SHEETS (In thousands, except per share amounts)

	December 31,
	2016	2015
ASSETS
Property	$4,789,145	$4,262,959
Accumulated Depreciation	(1,184,546)	(1,087,642)
Property Held for Sale, net	479	34,363
Property, net *	3,605,078	3,209,680
Investment in Real Estate Joint Ventures and Partnerships, net *	289,192	267,041
Total	3,894,270	3,476,721
Unamortized Lease Costs, net	208,063	137,609
Accrued Rent and Accounts Receivable (net of allowance for doubtful accounts of $6,700 in 2016 and $6,072 in 2015) *	94,466	84,782
Cash and Cash Equivalents *	16,257	22,168
Restricted Deposits and Mortgage Escrows	25,022	3,074
Other, net	188,850	177,591
Total Assets	$4,426,928	$3,901,945
LIABILITIES AND EQUITY
Debt, net *	$2,356,528	$2,113,277
Accounts Payable and Accrued Expenses	116,859	112,205
Other, net	191,887	131,453
Total Liabilities	2,665,274	2,356,935
Commitments and Contingencies (see Note 20)	—	—
Deferred Compensation Share Awards	44,758	—
Equity:
Shareholders' Equity:
Common Shares of Beneficial Interest - par value, $.03 per share; shares authorized: 275,000; shares issued and outstanding: 128,072 in 2016 and 123,951 in 2015	3,885	3,744
Additional Paid-In Capital	1,718,101	1,616,242
Net Income Less Than Accumulated Dividends	(177,647)	(222,880)
Accumulated Other Comprehensive Loss	(9,161)	(7,644)
Total Shareholders' Equity	1,535,178	1,389,462
Noncontrolling Interests	181,718	155,548
Total Equity	1,716,896	1,545,010
Total Liabilities and Equity	$4,426,928	$3,901,945
* Consolidated variable interest entities' assets and debt included in the above balances (see Note 21):
Property, net	$476,117	$240,689
Investment in Real Estate Joint Ventures and Partnerships, net	—	18,278
Accrued Rent and Accounts Receivable, net	11,066	9,245
Cash and Cash Equivalents	9,560	13,250
Debt, net	47,112	47,919
See Notes to Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

	Year Ended December 31,
	2016	2015	2014
Cash Flows from Operating Activities:
Net Income	$276,831	$181,222	$307,579
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	162,535	145,940	150,616
Amortization of debt deferred costs and intangibles, net	2,562	2,650	3,641
Impairment loss	98	153	1,024
Equity in earnings of real estate joint ventures and partnerships, net	(20,642)	(19,300)	(22,317)
Gain on sale and acquisition of real estate joint venture and partnership interests	(48,322)	(879)	(1,718)
Gain on sale of property	(100,714)	(59,621)	(190,872)
Distributions of income from real estate joint ventures and partnerships	1,149	1,216	4,058
Changes in accrued rent and accounts receivable, net	(13,989)	(8,116)	(3,494)
Changes in unamortized lease costs and other assets, net	(16,900)	(14,617)	(16,299)
Changes in accounts payable, accrued expenses and other liabilities, net	3,010	4,184	2,890
Other, net	1,339	11,584	5,661
Net cash provided by operating activities	246,957	244,416	240,769
Cash Flows from Investing Activities:
Acquisition of real estate and land	(500,591)	(221,779)	(43,587)
Development and capital improvements	(101,179)	(83,702)	(100,926)
Proceeds from sale of property and real estate equity investments	234,858	101,866	351,224
Change in restricted deposits and mortgage escrows	(20,049)	76,574	(75,299)
Notes receivable from real estate joint ventures and partnerships and other receivables - Collections	—	—	10,336
Real estate joint ventures and partnerships - Investments	(52,834)	(30,053)	(5,223)
Real estate joint ventures and partnerships - Distributions of capital	51,714	35,341	31,260
Purchase of investments	(4,740)	—	(3,000)
Proceeds from investments	1,250	1,250	51,788
Other, net	2,952	(473)	1,504
Net cash (used in) provided by investing activities	(388,619)	(120,976)	218,077
Cash Flows from Financing Activities:
Proceeds from issuance of debt	249,999	448,083	4,500
Principal payments of debt	(144,788)	(240,505)	(508,997)
Changes in unsecured credit facilities	95,500	(39,500)	189,000
Proceeds from issuance of common shares of beneficial interest, net	137,460	42,572	7,987
Redemption of preferred shares of beneficial interest	—	(150,000)	—
Common and preferred dividends paid	(185,100)	(174,628)	(199,343)
Debt issuance and extinguishment costs paid	(5,396)	(9,878)	(463)
Distributions to noncontrolling interests	(9,563)	(5,478)	(21,055)
Contributions from noncontrolling interests	—	1,318	980
Other, net	(2,361)	3,555	158
Net cash provided by (used in) financing activities	135,751	(124,461)	(527,233)
Net decrease in cash and cash equivalents	(5,911)	(1,021)	(68,387)
Cash and cash equivalents at January 1	22,168	23,189	91,576
Cash and cash equivalents at December 31	$16,257	$22,168	$23,189
Interest paid during the period (net of amount capitalized of $2,656, $3,252 and $3,302, respectively)	$79,515	$79,580	$91,277
Income taxes paid during the period	$958	$1,474	$1,705
See Notes to Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
Year Ended December 31, 2016, 2015 and 2014

	Preferred Shares of Beneficial Interest	Common Shares of Beneficial Interest	Additional Paid-In Capital	Net Income Less Than Accumulated Dividends	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance, January 1, 2014	$2	$3,683	$1,679,229	$(300,537)	$(4,202)	$309,803	$1,687,978
Net income				288,008		19,571	307,579
Shares issued under benefit plans, net		17	15,881				15,898
Dividends paid – common shares				(189,591)			(189,591)
Dividends paid – preferred shares				(9,752)			(9,752)
Distributions to noncontrolling interests						(21,055)	(21,055)
Contributions from noncontrolling interests						980	980
Acquisition of noncontrolling interests			11,015			(11,015)	—
Disposition of noncontrolling interests						(144,263)	(144,263)
Other comprehensive loss					(8,234)		(8,234)
Other, net			755	(1,088)		(264)	(597)
Balance, December 31, 2014	2	3,700	1,706,880	(212,960)	(12,436)	153,757	1,638,943
Net income				174,352		6,870	181,222
Redemption of preferred shares	(2)		(140,311)	(9,687)			(150,000)
Issuance of common shares, net		34	40,294				40,328
Shares issued under benefit plans, net		10	8,989				8,999
Shares issued in exchange for noncontrolling interests			111			(111)	—
Dividends paid – common shares				(170,755)			(170,755)
Dividends paid – preferred shares				(3,873)			(3,873)
Distributions to noncontrolling interests						(5,478)	(5,478)
Contributions from noncontrolling interests						1,318	1,318
Other comprehensive income					4,792		4,792
Other, net			279	43		(808)	(486)
Balance, December 31, 2015	—	3,744	1,616,242	(222,880)	(7,644)	155,548	1,545,010
Net income				238,933		37,898	276,831
Issuance of common shares, net		105	131,317				131,422
Shares issued under benefit plans, net		36	7,430				7,466
Change in classification of deferred compensation plan			(39,977)				(39,977)
Change in redemption value of deferred compensation plan				(8,600)			(8,600)
Diversification of share awards within deferred compensation plan			3,819				3,819
Dividends paid – common shares				(185,100)			(185,100)
Distributions to noncontrolling interests						(9,563)	(9,563)
Acquisition of noncontrolling interests			(730)			(2,139)	(2,869)
Other comprehensive loss					(1,517)		(1,517)
Other, net						(26)	(26)
Balance, December 31, 2016	$—	$3,885	$1,718,101	$(177,647)	$(9,161)	$181,718	$1,716,896

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1.      Summary of Significant Accounting Policies
Business
Weingarten Realty Investors is a REIT organized under the Texas Business Organizations Code. We currently operate, and intend to operate in the future, as a REIT.
We, and our predecessor entity, began the ownership of shopping centers and other commercial real estate in 1948. Our primary business is leasing space to tenants in the shopping centers we own or lease. We also provide property management services for which we charge fees to either joint ventures where we are partners or other outside owners.
We operate a portfolio of neighborhood and community shopping centers, totaling approximately 44.7 million square feet of gross leaseable area, that is either owned by us or others. We have a diversified tenant base, with our largest tenant comprising only 3.1% of base minimum rental revenues during 2016. Total revenues generated by our centers located in Houston and its surrounding areas was 20.5% of total revenue for the year ended December 31, 2016, and an additional 9.5% of total revenue was generated in 2016 from centers that are located in other parts of Texas.
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
Our restricted deposits and mortgage escrows consists of the following (in thousands):

	December 31,
	2016	2015
Restricted cash (1)	$23,489	$1,952
Mortgage escrows	1,533	1,122
Total	$25,022	$3,074
___________________

(1)	The increase between the periods presented is primarily attributable to $21.0 million placed in a qualified escrow account for the purpose of completing like-kind exchange transactions.
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

Share-Based Compensation
We have share option and share award plans. In November 2011, we announced changes to the long-term incentive program under our Amended and Restated 2010 Long-Term Incentive Plan ("2011 Program Changes"). Currently, grants of awards will incorporate both service-based and market-based measures for share awards to promote share ownership among the participants and to emphasize the importance of total shareholder return. The terms of each grant vary depending upon the participant's responsibilities and position within the Company. All awards are recorded at fair value on the date of grant and earn dividends throughout the vesting period. Compensation expense is measured at the grant date and recognized over the vesting period. All share awards are awarded subject to the participant’s continued employment with us.
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

•
Market-based awards vest based upon the performance metrics at the end of a three-year period. These awards are based 50% on our three-year relative total shareholder return (“TSR”) as compared to the FTSE NAREIT U.S. Shopping Center Index. The other 50% is tied to our three-year absolute TSR, which is currently compared to an 8% hurdle. At the end of a three-year period, the performance measures are analyzed; the actual number of shares earned is determined; and the earned shares and the accumulated dividends vest. The probability of meeting the market criteria is considered when calculating the estimated fair value on the date of grant using a Monte Carlo simulation. These awards are accounted for as awards with market criteria, with compensation cost recognized over the service period, regardless of whether the market criteria are achieved and the awards are ultimately earned and vest.

Restricted shares granted to trust managers and share awards granted to retirement eligible employees are expensed immediately. Restricted shares and share awards have the same rights of a common shareholder, including the right to vote and receive dividends, except as otherwise provided by our Management Development and Executive Compensation Committee.
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
The SRP participants' account balances, prior to January 1, 2012, were converted to a cash balance retirement plan which no longer receives service credits but continues to receive a 7.5% interest credit for active participants and a December 31, 90-day LIBOR rate plus .50% for inactive participants.
We have a Savings and Investment Plan pursuant to which eligible employees may elect to contribute from 1% of their salaries to the maximum amount established annually by the IRS. Employee contributions are matched by us at the rate of 50% for the first 6% of the employee's salary. The employees vest in the employer contributions ratably over a five-year period.
Deferred Compensation Plan
We have a deferred compensation plan for eligible employees allowing them to defer portions of their current cash salary or share-based compensation. Deferred amounts are deposited in a grantor trust, which are included in net other assets, and are reported as compensation expense in the year service is rendered. Cash deferrals are invested based on the employee’s investment selections from a mix of assets selected using a broad market diversification model. Prior to April 1, 2016, deferred share-based compensation could not be diversified, and distributions from this plan were made in the same form as the original deferral.
Our deferred compensation plan was amended, effective April 1, 2016, to permit participants in this plan to diversify their holdings of our common shares six months after vesting. Thus, as of April 1, 2016, the fully vested share awards and the proportionate share of nonvested share awards eligible for diversification was reclassified from additional paid-in capital to temporary equity in our Consolidated Balance Sheet. The outstanding share awards are adjusted to their redemption value each reporting period based upon the market value of our common shares at the end of such reporting period, and such change in value from the prior reporting period will be reported in net income less than accumulated dividends in our Consolidated Statement of Equity. The following table summarizes the eligible share award activity since the effective date through December 31, 2016 (in thousands):

Value of share awards resulting from:
Change in classification	$39,977
Change in redemption value	8,600
Diversification of share awards	(3,819)
Balance at December 31, 2016	$44,758
Subsequent to December 31, 2016, the deferred compensation plan was amended (see Note 25 for addtional information).
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
No individual property constitutes more than 10% of our revenues or assets, and we have no operations outside of the United States of America. Therefore, our properties have been aggregated into one reportable segment since such properties and the tenants thereof each share similar economic and operating characteristics.

Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component consists of the following (in thousands):

	Gain on Investments	Gain on Cash Flow Hedges		Defined Benefit Pension Plan		Total
Balance, December 31, 2015	$(557)	$(8,160)		$16,361		$7,644
Change excluding amounts reclassified from accumulated other comprehensive loss	(407)	3,288		1,719		4,600
Amounts reclassified from accumulated other comprehensive loss		(1,531)	(1)	(1,552)	(2)	(3,083)
Net other comprehensive (income) loss	(407)	1,757		167		1,517
Balance, December 31, 2016	$(964)	$(6,403)		$16,528		$9,161

	Gain on Investments	Gain on Cash Flow Hedges		Defined Benefit Pension Plan		Total
Balance, December 31, 2014	$(656)	$(3,416)		$16,508		$12,436
Change excluding amounts reclassified from accumulated other comprehensive loss	99	(1,946)		1,276		(571)
Amounts reclassified from accumulated other comprehensive loss		(2,798)	(1)	(1,423)	(2)	(4,221)
Net other comprehensive loss (income)	99	(4,744)		(147)		(4,792)
Balance, December 31, 2015	$(557)	$(8,160)		$16,361		$7,644
___________________

(1)	This reclassification component is included in interest expense (see Note 7 for additional information).

(2)	This reclassification component is included in the computation of net periodic benefit cost (see Note 18 for additional information).
Retrospective Application of Accounting Standard Update
The retrospective application of adopting ASU No. 2015-02, "Amendments to the Consolidation Analysis" on prior years' consolidated balance sheet and applicable notes to the consolidated financial statements was made to conform to the current year presentation. This change impacted disclosures as described in Note 2.
Note 2. Newly Issued Accounting Pronouncements
Adopted
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

In February 2015, the FASB issued ASU No. 2015-02, "Amendments to the Consolidation Analysis." This ASU amends the consolidation analysis required under GAAP and requires management to reevaluate all previous consolidation conclusions. ASU No. 2015-02 considers limited partnerships as VIEs, unless the limited partners have either substantive kick-out or participating rights. The presumption that a general partner should consolidate a limited partnership has also been eliminated. The ASU amends the effect that fees paid to a decision maker or service provider have on the consolidation analysis, as well as amends how variable interests held by a reporting entity's related parties affect the consolidation conclusion. The ASU also clarifies how to determine whether equity holders as a group have power over an entity. The provisions of ASU No. 2015-02 were effective for us as of January 1, 2016. Upon adoption of this update, we have reported 10 additional entities as VIEs, since the limited partners in these entities do not have either substantive kick-out or participating rights. The adoption expanded our VIE disclosures for these 10 entities, but had no impact to our consolidated balance sheets or consolidated statements of operations or cash flows as the consolidation status of these entities did not change. Retrospective disclosures associated with our VIEs were made to conform to the current year presentation.
In September 2015, the FASB issued ASU No. 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments." This ASU allows measurement-period adjustments associated with business combinations recorded in the reporting period in which the adjustment amounts are determined, rather than retrospectively, as if the accounting for the business combination had been completed as of the acquisition date. The provisions of ASU No. 2015-16 were effective for us as of January 1, 2016. We have adopted this update, and the adoption did not have have any impact to our consolidated financial statements.
Not Yet Adopted
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." This ASU's core objective is for an entity to recognize revenue based on the consideration it expects to receive in exchange for goods or services. Additionally, this ASU requires entities to use a single model in accounting for revenues derived from contracts with customers. ASU No. 2014-09 replaces prior guidance regarding the recognition of revenue from sales of real estate, except for revenue from sales that are part of a sale-leaseback transaction. The provisions of ASU No. 2014-09, as amended in subsequently issued amendments, are effective for us on January 1, 2018, and are required to be applied either on a retrospective or a modified retrospective approach. In anticipation of adopting this ASU, we have formed a team to determine the elements of the ASU that impact our contracts. As each sale contract is unique in our industry, many of the contracts will have to be re-reviewed. We are assessing the impact, if any, that the adoption of this ASU will have on our consolidated financial statements, which may include the timing related to sales recognition on real estate. Also, we are evaluating whether we will adopt on a retrospective basis or modified retrospective basis.
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
In February 2016, the FASB issued ASU No. 2016-02, "Leases." The ASU sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The ASU requires lessees to adopt a right-of-use asset approach that will bring substantially all leases onto the balance sheet, with the exception of short-term leases. The subsequent accounting for this right-of-use asset will be based on a dual-model approach, under which the lease will be classified as either a finance or an operating lease. The lessor accounting model under this ASU is similar to current guidance, but certain underlying principles in the lessor model have been aligned with the new revenue recognition standard. The provisions of ASU No. 2016-02 are effective for us as of January 1, 2019, are required to be applied on a modified retrospective approach and early adoption is permitted. We are currently assessing the impact to our 5,800 lessor leases and other lessee leases, if any, that the adoption of this ASU will have on our consolidated financial statements. Additionally, this ASU will limit the capitalization associated with leasing commissions, primarily internally-generated lease commissions, of which we capitalized internal costs of $7.2 million during the year ended December 31, 2016.

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
In October 2016, the FASB issued ASU No. 2016-17, "Interests Held through Related Parties That Are Under Common Control." This ASU amends the consolidation guidance on how a reporting entity that is a single decision maker of a VIE should treat indirect interests in the entity held through related parties that are under common control when determining whether it is the primary beneficiary of that VIE. The provisions of ASU No. 2016-17 were effective for us as of January 1, 2017 on a retrospective basis, and early adoption was permitted. We believe the adoption of this ASU will not have a material impact to our consolidated financial statements.
In November 2016, the FASB issued ASU No. 2016-18, "Restricted Cash." This ASU amends prior guidance on restricted cash presentation and requires that restricted cash and restricted cash equivalents be included in the statement of cash flows. Changes in restricted cash and restricted cash equivalent that results from transfers between different cash categories should not be presented as cash flow activities in the statement of cash flow. The ASU also requires an entity to disclose information about the nature of restricted cash, as well as a reconciliation between the statement of financial position and the statement of cash flow when the statement of financial position has more than one line item for cash, cash equivalent, restricted cash and restricted cash equivalent. The provisions of ASU No. 2016-18 are effective for us as of January 1, 2018 on a retrospective basis, and early adoption is permitted. We are currently assessing the impact, if any, that the adoption of this ASU will have on our consolidated financial statements, including early adoption.
In January 2017, the FASB issued ASU No. 2017-01, "Business Combinations." This ASU narrows the definition of a business and provides a framework for evaluating whether a transaction is an acquisition of a business or an asset. The amendment provides a screen to evaluate whether a transaction is a business and requires that when substantially all of the fair value of the acquired assets be concentrated in a single asset or identifiable group of similar assets that the assets acquired are not a business. If the screen is not met, then to be considered a business, the assets must have an input and a substantive process to create outputs. The provisions of ASU No. 2017-01 are effective for us as of January 1, 2018, and early adoption is permitted. We have adopted this ASU as of January 1, 2017. Upon adoption, we expect a reduction in the number of our future acquisitions to be considered a business combination, which would reduce the amount of disclosures in our consolidated financial statements. Upon adoption, certain acquisition costs that were previously expensed may be capitalized. During the year ended December 31, 2016, we incurred acquisition costs of $1.4 million.

Note 3.      Property
Our property consisted of the following (in thousands):

	December 31,
	2016	2015
Land	$1,107,072	$929,958
Land held for development	82,953	95,524
Land under development	51,761	17,367
Buildings and improvements	3,489,685	3,152,215
Construction in-progress	57,674	67,895
Total	$4,789,145	$4,262,959
During the year ended December 31, 2016, we sold 12 centers and other property. Aggregate gross sales proceeds from these transactions approximated $241.9 million and generated gains of approximately $100.7 million. Also, during the year ended December 31, 2016, we acquired three centers and other property with an aggregate gross purchase price of approximately $464.6 million, which included the consolidation of a property from the acquisition of a partner's 50% interest in an unconsolidated tenancy-in-common arrangement, and we invested $63.3 million in new development projects. Also during 2016, property increased by $58.7 million as a result of a business combination. See Note 23 for additional information.
At December 31, 2016, one center, totaling $1.6 million before accumulated depreciation, was classified as held for sale. At December 31, 2015, one center, totaling $53.2 million before accumulated depreciation, was classified as held for sale. Neither of these centers qualified to be reported as discontinued operations, and each was sold subsequent to the applicable reporting period.

Note 4.      Investment in Real Estate Joint Ventures and Partnerships
We own interests in real estate joint ventures or limited partnerships and have tenancy-in-common interests in which we exercise significant influence, but do not have financial and operating control. We account for these investments using the equity method, and our interests range from 20% to 75% for the periods presented in 2016 and 2015. Combined condensed financial information of these ventures (at 100%) is summarized as follows (in thousands):

	December 31,
	2016	2015
Combined Condensed Balance Sheets

ASSETS
Property	$1,196,770	$1,290,784
Accumulated depreciation	(261,392)	(293,474)
Property, net	935,378	997,310
Other assets, net	114,554	130,251
Total Assets	$1,049,932	$1,127,561

LIABILITIES AND EQUITY
Debt, net (primarily mortgages payable)	$301,480	$345,186
Amounts payable to Weingarten Realty Investors and Affiliates	12,585	12,285
Other liabilities, net	24,902	29,509
Total Liabilities	338,967	386,980
Equity	710,965	740,581
Total Liabilities and Equity	$1,049,932	$1,127,561

	Year Ended December 31,
	2016	2015	2014
Combined Condensed Statements of Operations
Revenues, net	$138,316	$148,875	$153,301
Expenses:
Depreciation and amortization	38,242	37,771	40,235
Interest, net	16,076	17,053	22,657
Operating	26,126	26,797	27,365
Real estate taxes, net	17,408	18,525	18,159
General and administrative	816	839	916
Provision for income taxes	113	197	417
Impairment loss	1,303	7,487	1,526
Total	100,084	108,669	111,275
Gain on sale of non-operating property	373	—	—
Gain on dispositions	14,816	5,171	12,949
Net Income	$53,421	$45,377	$54,975

Our investment in real estate joint ventures and partnerships, as reported in our Consolidated Balance Sheets, differs from our proportionate share of the entities’ underlying net assets due to basis differences, which arose upon the transfer of assets to the joint ventures. The net positive basis differences, which totaled $2.6 million and $4.9 million at December 31, 2016 and 2015, respectively, are generally amortized over the useful lives of the related assets.
Our real estate joint ventures and partnerships have determined from time to time that the carrying amount of certain centers was not recoverable and that the centers should be written down to fair value. For the year ended December 31, 2016, 2015 and 2014, our unconsolidated real estate joint ventures and partnerships recorded an impairment charge of $1.3 million, $7.5 million and $1.5 million, respectively, associated primarily with various centers that have been marketed and sold during the period.
Fees earned by us for the management of these real estate joint ventures and partnerships totaled $5.1 million in 2016, $4.5 million in 2015 and $4.6 million in 2014. During 2016, we paid an unconsolidated joint venture $4.8 million for a receivable that was included in their Other assets, net at December 31, 2015.
During 2016, five centers and a land parcel were sold with aggregate gross sales proceeds of approximately $78.7 million, of which our share of the gain, included in equity earnings in real estate joint ventures and partnerships, totaled $3.9 million. Additionally, one center with a gross purchase price of $73 million was acquired, of which our interest aggregated 69%.
In September 2016, we acquired our partner's 50% interest in an unconsolidated tenancy-in-common arrangement for approximately $13.5 million that we had previously accounted for under the equity method. This transaction resulted in the consolidation of the property in our consolidated financial statements. In October 2016, an unconsolidated joint venture distributed land to both us and our partner, totaling $4.4 million.
In December 2016, we entered into a new joint venture agreement for the development of a mixed-use project, of which we anticipate having an aggregated 90% interest upon the future purchase of land in 2017 (See Note 21 for additional information).
As of December 31, 2015, we held a combined 51% interest in an unconsolidated real estate joint venture that owned three centers in Colorado with total assets and debt of $43.7 million and $72.4 million, respectively. In February 2016, in exchange for our partners' aggregate 49% interest in this venture and $2.5 million in cash, we distributed one center to our partners. We have consolidated this venture as of the transaction date and re-measured our investment in this venture to its fair value (See Note 23 for additional information).
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

Note 5.      Identified Intangible Assets and Liabilities
Identified intangible assets and liabilities associated with our property acquisitions are as follows (in thousands):

	December 31,
	2016	2015
Identified Intangible Assets:
Above-market leases (included in Other Assets, net)	$44,595	$37,595
Above-market leases - Accumulated Amortization	(13,579)	(14,421)
Below-market assumed mortgages (included in Debt, net)	1,671	1,671
Below-market assumed mortgages - Accumulated Amortization	(1,564)	(1,307)
In place leases (included in Unamortized Lease Costs, net)	232,528	148,904
In place leases - Accumulated Amortization	(82,571)	(67,762)
	$181,080	$104,680
Identified Intangible Liabilities:
Below-market leases (included in Other Liabilities, net)	$110,878	$50,370
Below-market leases - Accumulated Amortization	(23,109)	(22,080)
Above-market assumed mortgages (included in Debt, net)	10,375	32,777
Above-market assumed mortgages - Accumulated Amortization	(5,186)	(27,272)
	$92,958	$33,795
These identified intangible assets and liabilities are amortized over the applicable lease terms or the remaining lives of the assumed mortgages, as applicable.
The net amortization of above-market and below-market leases increased (decreased) rental revenues by $2.1 million, $(.5) million and $(1.7) million in 2016, 2015 and 2014, respectively. The significant year over year change in rental revenues in 2016 to 2015 is primarily due to acquisitions during 2016. The estimated net amortization of these intangible assets and liabilities will increase rental revenues for each of the next five years as follows (in thousands):

2017	$3,044
2018	2,963
2019	3,346
2020	3,403
2021	3,315
The amortization of the in place lease intangible assets recorded in depreciation and amortization, was $18.0 million, $12.3 million and $12.0 million in 2016, 2015 and 2014, respectively. The significant year over year change in depreciation and amortization from 2016 to 2015 is primarily due to acquisitions during 2016. The estimated amortization of these intangible assets will increase depreciation and amortization for each of the next five years as follows (in thousands):

2017	$19,789
2018	17,539
2019	15,291
2020	14,081
2021	11,930

The net amortization of above-market and below-market assumed mortgages decreased net interest expense by $1.0 million, $.7 million and $1.0 million in 2016, 2015 and 2014, respectively. The estimated net amortization of these intangible assets and liabilities will decrease net interest expense for each of the next five years as follows (in thousands):

2017	$1,100
2018	1,207
2019	1,207
2020	436
2021	287
Note 6.      Debt
Our debt consists of the following (in thousands):

	December 31,
	2016	2015
Debt payable, net to 2038 (1)	$2,023,403	$1,872,942
Unsecured notes payable under credit facilities	245,000	149,500
Debt service guaranty liability	67,125	69,835
Obligations under capital leases	21,000	21,000
Total	$2,356,528	$2,113,277
___________________

(1)	At December 31, 2016, interest rates ranged from 1.7% to 7.9% at a weighted average rate of 4.0%. At December 31, 2015, interest rates ranged from 1.0% to 8.6% at a weighted average rate of 4.3%.

The allocation of total debt between fixed and variable-rate as well as between secured and unsecured is summarized below (in thousands):

	December 31,
	2016	2015
As to interest rate (including the effects of interest rate contracts):
Fixed-rate debt	$2,089,769	$1,869,683
Variable-rate debt	266,759	243,594
Total	$2,356,528	$2,113,277
As to collateralization:
Unsecured debt	$1,913,399	$1,650,521
Secured debt	443,129	462,756
Total	$2,356,528	$2,113,277
We maintain a $500 million unsecured revolving credit facility, which was last amended and extended on March 30, 2016. This facility expires in March 2020, provides for two consecutive six-month extensions upon our request and borrowing rates that float at a margin over LIBOR plus a facility fee. At December 31, 2016, the borrowing margin and facility fee, which are priced off a grid that is tied to our senior unsecured credit ratings, were 90 and 15 basis points, respectively. The facility also contains a competitive bid feature that allows us to request bids for up to $250 million. Additionally, an accordion feature allows us to increase the facility amount up to $850 million.
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
The following table discloses certain information regarding our unsecured notes payable under our credit facilities (in thousands, except percentages):

	December 31,
	2016	2015
Unsecured revolving credit facility:
Balance outstanding	$245,000	$140,000
Available balance	250,140	355,190
Letter of credit outstanding under facility	4,860	4,810
Variable interest rate (excluding facility fee)	1.5%	1.3%
Unsecured short-term facility:
Balance outstanding	$—	$9,500
Variable interest rate	—%	1.7%
Both facilities:
Maximum balance outstanding during the year	$372,000	$244,500
Weighted average balance	141,017	100,506
Year-to-date weighted average interest rate (excluding facility fee)	1.3%	0.9%
Related to a development project in Sheridan, Colorado, we have provided a guaranty for the payment of any debt service shortfalls until a coverage rate of 1.4x is met on tax increment revenue bonds issued in connection with the project. The bonds are to be repaid with incremental sales and property taxes and a PIF to be assessed on current and future retail sales and, to the extent necessary, any amounts we may have to provide under a guaranty. The incremental taxes and PIF are to remain intact until the earlier of the date the bond liability has been paid in full or 2040. Therefore, a debt service guaranty liability equal to the fair value of the amounts funded under the bonds was recorded. As of December 31, 2016 and 2015, we had $67.1 million and $69.8 million outstanding for the debt service guaranty liability, respectively.
During 2016, we repaid $75 million of fixed-rate unsecured medium term notes upon maturity at a weighted average interest rate of 5.5%.
In August 2016, we issued $250 million of 3.25% senior unsecured notes maturing in 2026. The notes were issued at 99.16% of the principal amount with a yield to maturity of 3.35%. The net proceeds received of $246.3 million were used to reduce the amount outstanding under our $500 million unsecured revolving credit facility.
In June 2016, we amended an existing $90 million secured note to extend the maturity to 2028 and reduce the interest rate from 7.5% to 4.5% per annum. In connection with this transaction, we have recorded a $2.0 million gain on extinguishment of debt that has been classified as net interest expense in our Consolidated Statements of Operations.
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

During 2015, we repaid $90 million of fixed-rate unsecured medium term notes upon maturity at a weighted average interest rate of 5.4%. Additionally, we amended an existing $66 million secured note to extend the maturity to 2025 and reduced the interest rate from 7.4% to 3.5% per annum. In connection with this transaction, we have recorded $6.1 million of debt extinguishment costs that have been classified as net interest expense in our Consolidated Statements of Operations.
Various leases and properties, and current and future rentals from those leases and properties, collateralize certain debt. At December 31, 2016 and 2015, the carrying value of such property aggregated $.7 billion and $.8 billion, respectively.
Scheduled principal payments on our debt (excluding $245.0 million unsecured notes payable under our credit facilities, $21.0 million of certain capital leases, $(6.1) million net premium/(discount) on debt, $(10.6) million of deferred debt costs, $5.1 million of non-cash debt-related items, and $67.1 million debt service guaranty liability) are due during the following years (in thousands):

2017	$86,710
2018	80,427
2019	56,245
2020	237,779
2021	17,667
2022	307,857
2023	305,705
2024	255,965
2025	303,314
2026	277,304
Thereafter	106,025
Total	$2,034,998
Our various debt agreements contain restrictive covenants, including minimum interest and fixed charge coverage ratios, minimum unencumbered interest coverage ratios, minimum net worth requirements and maximum total debt levels. We are not aware of any non-compliance with our public debt and revolving credit facility covenants as of December 31, 2016.
Note 7.      Derivatives and Hedging
The fair value of all our interest rate swap contracts was reported as follows (in thousands):

	Assets		Liabilities
	Balance Sheet Location	Amount	Balance Sheet Location	Amount
Designated Hedges:
December 31, 2016	Other Assets, net	$126	Other Liabilities, net	$—
December 31, 2015	Other Assets, net	2,664	Other Liabilities, net	725

The gross presentation, the effects of offsetting for derivatives with a right to offset under master netting agreements and the net presentation of our interest rate swap contracts is as follows (in thousands):

				Gross Amounts Not Offset in Balance Sheet
	Gross Amounts Recognized	Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
December 31, 2016
Assets	$126	$—	$126	$—	$—	$126

December 31, 2015
Assets	2,664	—	2,664	(346)	—	2,318
Liabilities	725	—	725	(346)	—	379
Cash Flow Hedges:
As of December 31, 2016 and 2015, we had three interest rate swap contracts, maturing March 2020, with an aggregate notional amount of $200 million that were designated as cash flow hedges and fix the LIBOR component of the interest rates at 1.5%. We have determined that these contracts are highly effective in offsetting future variable interest cash flows.
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
As of December 31, 2016 and 2015, the net gain balance in accumulated other comprehensive loss relating to cash flow interest rate swap contracts was $6.4 million and $8.2 million, respectively, and will be reclassified to net interest expense as interest payments are made on the originally hedged debt. Within the next 12 months, a loss of approximately $.2 million in accumulated other comprehensive loss is expected to be reclassified to net interest expense related to our interest rate contracts.
Summary of cash flow interest rate swap contract hedging activity is as follows (in thousands):

Derivatives Hedging Relationships	Amount of (Gain) Loss Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Year Ended December 31, 2016	$3,192	Interest expense, net	$(1,435)	Interest expense, net	$(96)
Year Ended December 31, 2015	(1,946)	Interest expense, net	(2,798)	Interest expense, net	—
Year Ended December 31, 2014	(131)	Interest expense, net	(1,682)	Interest expense, net	(370)

Fair Value Hedges:
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
A summary of fair value interest rate swap contract hedging activity is as follows (in thousands):

	Gain (Loss) on Contracts	Gain (Loss) on Borrowings	Net Settlements and Accruals on Contracts (1) (3)	Amount of Gain (Loss) Recognized in Income (2) (3)
Year Ended December 31, 2016
Interest expense, net	$(418)	$418	$3,140	$3,140
Year Ended December 31, 2015
Interest expense, net	(1,228)	1,228	2,030	2,030
Year Ended December 31, 2014
Interest expense, net	(1,386)	1,386	2,179	2,179
___________________

(1)	Amounts in this caption include gain (loss) recognized in income on derivatives and net cash settlements.

(2)	No ineffectiveness was recognized during the respective periods.

(3)	Included in the caption for the year ended December 31, 2016 is $2.2 million received upon the termination of two interest rate swap contracts.
Note 8.      Preferred Shares of Beneficial Interest
On May 8, 2015, we redeemed the remaining outstanding Series F depositary shares totaling $150.0 million. Upon redemption of these shares, $9.7 million was reported as a deduction in arriving at net income attributable to common shareholders. The Series F Preferred Shares paid a 6.5% annual dividend and had a liquidation value of $2,500 per share.
The following table discloses the cumulative redeemable preferred dividends declared per share:

	Year Ended December 31,
	2015	2014
Series of Preferred Shares:
Series F	$64.55	$162.50
Note 9.      Common Shares of Beneficial Interest
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

The following shares were sold under the ATM equity offering programs (in thousands, except per share amounts):

	Year Ended December 31,
	2016	2015
Shares sold	3,465	1,129
Weighted average price per share	$38.35	$36.18
Gross proceeds	$132,884	$40,836
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
Common dividends declared per share were $1.46, $1.38 and $1.55 for the year ended December 31, 2016, 2015 and 2014, respectively. The regular dividend rate per share for our common shares for each quarter of 2016 and 2015 was $.365 and $.345, respectively. Also in December 2014, we paid a special dividend on our common shares in the amount of $0.25 per share, which was due to the significant gains on dispositions of property. Subsequent to December 31, 2016, our Board of Trust Managers approved a first quarter dividend of $.385 per common share, an increase from $.365 per common share in 2016.
Note 10.      Noncontrolling Interests
The following table summarizes the effect of changes in our ownership interest in subsidiaries on the equity attributable to us as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Net income adjusted for noncontrolling interests	$238,933	$174,352	$288,008
Transfers from the noncontrolling interests:
Increase in equity for operating partnership units	—	111	—
Net increase in equity for the acquisition of noncontrolling interests	2,139	—	11,015
Change from net income adjusted for noncontrolling interests and transfers from the noncontrolling interests	$241,072	$174,463	$299,023
Note 11.      Leasing Operations
The terms of our leases range from less than one year for smaller tenant spaces to over 25 years for larger tenant spaces. In addition to minimum lease payments, most of the leases provide for contingent rentals (payments for real estate taxes, maintenance and insurance by lessees and an amount based on a percentage of the tenants’ sales).

Future minimum rental income from non-cancelable tenant leases, excluding leases associated with property held for sale and estimated contingent rentals, at December 31, 2016 is as follows (in thousands):

2017	$410,810
2018	356,719
2019	301,351
2020	246,181
2021	184,156
Thereafter	603,330
Total	$2,102,547
Contingent rentals for the year ended December 31, are as follows (in thousands):

2016	$114,505
2015	107,931
2014	109,714
Note 12.      Impairment
The following impairment charges were recorded on the following assets based on the difference between the carrying amount of the assets and the estimated fair value (in thousands):

	Year Ended December 31,
	2016	2015	2014
Continuing operations:
Property marketed for sale or sold (1)	$98	$153	$808
Other	—	—	216
Total impairment charges	98	153	1,024
Other financial statement captions impacted by impairment:
Equity in earnings of real estate joint ventures and partnerships, net	326	1,497	305
Net impact of impairment charges	$424	$1,650	$1,329
___________________

(1)	Amounts reported were based on third party offers.
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
Taxable income differs from net income for financial reporting purposes primarily because of differences in the timing of recognition of depreciation, rental revenue, repair expense, compensation expense, impairment losses and gain from sales of property. As a result of these differences, the book value of our net fixed assets is in excess of tax basis by $268.7 million and $228.0 million at December 31, 2016 and 2015, respectively.

The following table reconciles net income adjusted for noncontrolling interests to REIT taxable income (in thousands):

	Year Ended December 31,
	2016	2015	2014
Net income adjusted for noncontrolling interests	$238,933	$174,352	$288,008
Net (income) loss of taxable REIT subsidiary included above	(14,497)	340	(4,092)
Net income from REIT operations	224,436	174,692	283,916
Book depreciation and amortization including discontinued operations	162,534	145,940	150,616
Tax depreciation and amortization	(104,734)	(87,416)	(90,328)
Book/tax difference on gains/losses from capital transactions	(64,917)	(53,902)	(87,387)
Deferred/prepaid/above and below-market rents, net	(13,114)	(5,375)	(3,617)
Impairment loss from REIT operations including discontinued operations	369	1,536	942
Other book/tax differences, net	(2,694)	(1,679)	(6,399)
REIT taxable income	201,880	173,796	247,743
Dividends paid deduction (1)	(201,880)	(174,628)	(247,743)
Dividends paid in excess of taxable income	$—	$(832)	$—
___________________

(1)	For 2016 and 2014, the dividends paid deduction includes designated dividends of $16.8 million and $114.0 million from 2017 and 2015, respectively.
For federal income tax purposes, the cash dividends distributed to common shareholders are characterized as follows:

	Year Ended December 31,
	2016	2015	2014
Ordinary income	80.7%	92.7%	54.0%
Capital gain distributions	19.3%	4.3%	46.0%
Return of capital (nontaxable distribution)	—%	3.0%	—%
Total	100.0%	100.0%	100.0%

Our deferred tax assets and liabilities, including a valuation allowance, consisted of the following (in thousands):

	December 31,
	2016	2015
Deferred tax assets:
Impairment loss (1)	$13,476	$13,538
Allowance on other assets	117	100
Interest expense	9,246	11,707
Net operating loss carryforwards (2)	8,413	10,071
Straight-line rentals	813	337
Book-tax basis differential	4,380	3,777
Other	348	421
Total deferred tax assets	36,793	39,951
Valuation allowance (3)	(25,979)	(27,230)
Total deferred tax assets, net of allowance	$10,814	$12,721
Deferred tax liabilities:
Book-tax basis differential (1)	$10,998	$7,205
Other	553	333
Total deferred tax liabilities	$11,551	$7,538
___________________

(1)
Impairment losses and book-tax basis differential liabilities will not be recognized until the related properties are sold. Realization of impairment losses is dependent upon generating sufficient taxable income in the year the property is sold.

(2)	We have net operating loss carryforwards of $23.7 million that expire between the years of 2029 and 2034.

(3)
Management believes it is more likely than not that a portion of the deferred tax assets, which primarily consists of impairment losses, interest expense and net operating losses, will not be realized and established a valuation allowance. However, the amount of the deferred tax asset considered realizable could be reduced if estimates of future taxable income are reduced.

We are subject to federal, state and local income taxes and have recorded an income tax provision (benefit) as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Net income (loss) before taxes of taxable REIT subsidiary	$20,295	$(989)	$1,446
Federal provision (benefit) at statutory rate of 35%	$7,103	$(346)	$506
Valuation allowance decrease	(1,251)	(309)	(3,003)
Other	(54)	6	(149)
Federal income tax provision (benefit) of taxable REIT subsidiary (1)	5,798	(649)	(2,646)
Texas franchise tax (2)	1,058	701	1,403
Total	$6,856	$52	$(1,243)
___________________

(1)	All periods presented are open for examination by the IRS.

(2)	For all periods presented, amounts include the effects that are reported in discontinued operations. See Note 14 for additional information.
Also, a current tax obligation of $1.0 million and $.8 million has been recorded at December 31, 2016 and 2015, respectively, in association with these taxes.

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
The operating results have been reclassified and reported as discontinued operations in the Consolidated Statements of Operations as follows (in thousands):

Year Ended December 31,
2014
Revenues, net	$1,062
Depreciation and amortization	(260)
Operating expenses	(285)
Real estate taxes, net	(136)
General and administrative	(2)
Interest, net	(19)
Provision for income taxes	(18)
Operating income from discontinued operations	342
Gain on sale of property from discontinued operations	44,582
Income from discontinued operations	$44,924

Note 15.      Supplemental Cash Flow Information
Non-cash investing and financing activities are summarized as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Accrued property construction costs	$5,738	$9,566	$6,265
Increase in equity for the acquisition of noncontrolling interests in consolidated real estate joint ventures	2,139	—	11,015
Exchange of operating partnership units for common shares	—	111	—
Decrease in notes receivable from real estate joint ventures and partnerships in association with our contribution in an unconsolidated real estate joint venture	—	—	(6,431)
Reduction of debt service guaranty liability	(2,710)	(2,270)	(1,635)
Property acquisitions and investments in unconsolidated real estate joint ventures:
Increase in property, net	10,573	—	—
Decrease in real estate joint ventures and partnerships - investments	(2,315)	—	—
Increase in debt, net	—	20,966	—
Sale of property and property interest:
Decrease in property, net	—	—	(127,837)
Decrease in real estate joint ventures and partnerships - investments	—	—	(17)
Decrease in other, net	—	—	(34)
Decrease in debt, net due to debt assumption	—	—	(11,069)
Decrease in security deposits	—	—	(459)
Decrease in noncontrolling interests	—	—	(155,278)
Consolidation of joint ventures (see Note 23):
Increase in property, net	58,665	—	—
Increase in restricted deposits and mortgage escrows	30	—	—
Increase in security deposits	169	—	—
Increase in debt, net	48,727	—	—
Decrease in equity associated with deferred compensation plan (see Note 1)	(44,758)	—	—

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

	Year Ended December 31,
	2016	2015	2014
Numerator:
Continuing Operations:
Income from continuing operations	$176,117	$121,601	$116,365
Gain on sale of property	100,714	59,621	146,290
Net income attributable to noncontrolling interests	(37,898)	(6,870)	(19,623)
Dividends on preferred shares	—	(3,830)	(10,840)
Redemption costs of preferred shares	—	(9,687)	—
Income from continuing operations attributable to common shareholders – basic	238,933	160,835	232,192
Income attributable to operating partnership units	1,996	—	2,171
Income from continuing operations attributable to common shareholders – diluted	$240,929	$160,835	$234,363
Discontinued Operations:
Income from discontinued operations	$—	$—	$44,924
Net loss attributable to noncontrolling interests	—	—	52
Income from discontinued operations attributable to common shareholders – basic and diluted	$—	$—	$44,976
Net Income:
Net income attributable to common shareholders – basic	$238,933	$160,835	$277,168
Net income attributable to common shareholders – diluted	$240,929	$160,835	$279,339
Denominator:
Weighted average shares outstanding – basic	126,048	123,037	121,542
Effect of dilutive securities:
Share options and awards	1,059	1,292	1,331
Operating partnership units	1,462	—	1,497
Weighted average shares outstanding – diluted	128,569	124,329	124,370
Anti-dilutive securities of our common shares, which are excluded from the calculation of earnings per common share – diluted, are as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Share options (1)	2	463	908
Operating partnership units	—	1,472	—
Total anti-dilutive securities	2	1,935	908
___________________

(1)	Exclusion results as exercise prices were greater than the average market price for each respective period.

Note 17.      Share Options and Awards
In April 2011, our Long-Term Incentive Plan for the issuance of options and share awards expired, and issued options of .5 million remain outstanding as of December 31, 2016.
In May 2010, our shareholders approved the adoption of the Amended and Restated 2010 Long-Term Incentive Plan, under which 3.0 million of our common shares were reserved for issuance, and options and share awards of .9 million are available for future grant at December 31, 2016. This plan expires in May 2020.
Compensation expense, net of forfeitures, associated with share options and restricted shares totaled $8.5 million in 2016, $7.4 million in 2015 and $7.9 million in 2014, of which $1.9 million in 2016, $1.5 million in 2015 and $2.3 million in 2014 was capitalized.
Options
The fair value of share options issued prior to 2012 was estimated on the date of grant using the Black-Scholes option pricing method based on the expected weighted average assumptions.
Following is a summary of the option activity for the three years ended December 31, 2016:

	Shares Under Option	Weighted Average Exercise Price
Outstanding, January 1, 2014	3,543,746	$29.16
Forfeited or expired	(307,413)	39.73
Exercised	(339,210)	22.98
Outstanding, December 31, 2014	2,897,123	28.76
Forfeited or expired	(435,840)	37.37
Exercised	(94,633)	26.55
Outstanding, December 31, 2015	2,366,650	27.26
Forfeited or expired	(460,722)	47.42
Exercised	(971,727)	21.95
Outstanding, December 31, 2016	934,201	$22.85
The total intrinsic value of options exercised was $14.9 million in 2016, $.9 million in 2015 and $4.2 million in 2014. As of December 31, 2016, all share options were vested, and there was no unrecognized compensation cost related to share options. As of December 31, 2015, there was approximately $.05 million of total unrecognized compensation cost related to unvested share options, which was amortized over a weighted average of 0.2 years.
The following table summarizes information about share options outstanding and exercisable at December 31, 2016:

Range of Exercise Prices	Outstanding				Exercisable
	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value (000’s)	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (000’s)
$11.85 - $17.78	241,979	2.2 years	$11.85		241,979	$11.85	2.2 years
$17.79 - $26.69	479,127	3.9 years	$24.15		479,127	$24.15	3.9 years
$26.70 - $40.05	211,603	1.2 years	$32.31		211,603	$32.31	1.2 years
$40.06 - $49.62	1,492	0.2 years	$49.62		1,492	$49.62	0.2 years
Total	934,201	2.8 years	$22.85	$12,089	934,201	$22.85	2.8 years	$12,089

Share Awards
The fair value of the market-based share awards was estimated on the date of grant using a Monte Carlo valuation model based on the following assumptions:

	Year Ended December 31, 2016
	Minimum	Maximum
Dividend yield	0.0%	4.0%
Expected volatility (1)	16.0%	20.4%
Expected life (in years)	N/A	3
Risk-free interest rate	0.5%	0.9%
_______________

(1)	Includes the volatility of the FTSE NAREIT U.S. Shopping Center Index and Weingarten Realty Investors.
A summary of the status of unvested share awards for the year ended December 31, 2016 is as follows:

	Unvested Share Awards	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2016	589,906	$32.05
Granted:
Service-based awards	119,958	34.56
Market-based awards relative to FTSE NAREIT U.S. Shopping Center Index	50,170	37.11
Market-based awards relative to three-year absolute TSR	50,170	24.20
Trust manager awards	24,983	37.63
Vested	(233,524)	32.05
Forfeited	(10,809)	33.97
Outstanding, December 31, 2016	590,854	$32.52
As of December 31, 2016 and 2015, there was approximately $2.0 million and $2.2 million, respectively, of total unrecognized compensation cost related to unvested share awards, which is expected to be amortized over a weighted average of 1.8 years and 0.8 years, respectively.

Note 18.      Employee Benefit Plans
Defined Benefit Plan:
The following tables summarize changes in the benefit obligation, the plan assets and the funded status of our pension plan as well as the components of net periodic benefit costs, including key assumptions (in thousands). The measurement dates for plan assets and obligations were December 31, 2016 and 2015.

	December 31,
	2016	2015
Change in Projected Benefit Obligation:
Benefit obligation at beginning of year	$49,715	$50,218
Service cost	1,277	1,252
Interest cost	2,078	1,899
Actuarial loss (gain) (1)	1,976	(1,830)
Benefit payments	(2,071)	(1,824)
Benefit obligation at end of year	$52,975	$49,715
Change in Plan Assets:
Fair value of plan assets at beginning of year	$42,341	$42,606
Actual return on plan assets	3,228	59
Employer contributions	2,000	1,500
Benefit payments	(2,071)	(1,824)
Fair value of plan assets at end of year	$45,498	$42,341
Unfunded status at end of year (included in accounts payable and accrued expenses in 2016 and 2015)	$(7,477)	$(7,374)
Accumulated benefit obligation	$52,824	$49,632
Net loss recognized in accumulated other comprehensive loss	$16,528	$16,361
___________________

(1)	The year over year change in actuarial loss (gain) is associated primarily to census updates and a decrease in the discount rate in 2016.
The following is the required information for other changes in plan assets and benefit obligation recognized in other comprehensive loss (income) (in thousands):

	Year Ended December 31,
	2016	2015	2014
Net loss	$1,719	$1,276	$11,118
Amortization of net loss (1)	(1,552)	(1,423)	(385)
Total recognized in other comprehensive loss (income)	$167	$(147)	$10,733
Total recognized in net periodic benefit costs and other comprehensive loss	$2,103	$1,262	$10,967
___________________

(1)	The estimated net loss that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is $1.5 million.

The following is the required information with an accumulated benefit obligation in excess of plan assets (in thousands):

	December 31,
	2016	2015
Projected benefit obligation	$52,975	$49,715
Accumulated benefit obligation	52,824	49,632
Fair value of plan assets	45,498	42,341
The components of net periodic benefit cost are as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Service cost	$1,277	$1,252	$1,008
Interest cost	2,078	1,899	1,800
Expected return on plan assets	(2,971)	(3,165)	(2,959)
Recognized loss	1,552	1,423	385
Total	$1,936	$1,409	$234
The assumptions used to develop periodic expense are shown below:

	Year Ended December 31,
	2016	2015	2014
Discount rate	4.11%	3.83%	4.70%
Salary scale increases	3.50%	3.50%	3.50%
Long-term rate of return on assets	7.00%	7.50%	7.50%
The selection of the discount rate is made annually after comparison to yields based on high quality fixed-income investments. The salary scale is the composite rate which reflects anticipated inflation, merit increases, and promotions for the group of covered participants. The long-term rate of return is a composite rate for the trust. It is derived as the sum of the percentages invested in each principal asset class included in the portfolio multiplied by their respective expected rates of return. We considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. This analysis resulted in the selection of 7.00% as the long-term rate of return assumption for 2016.
The assumptions used to develop the actuarial present value of the benefit obligation are shown below:

	Year Ended December 31,
	2016	2015	2014
Discount rate	4.01%	4.11%	3.83%
Salary scale increases	3.50%	3.50%	3.50%
The expected contribution to be paid for the Retirement Plan by us during 2017 is approximately $2.0 million. The expected benefit payments for the next 10 years for the Retirement Plan is as follows (in thousands):

2017	$2,139
2018	2,154
2019	2,268
2020	2,290
2021	2,480
2022-2026	14,477

The participant data used in determining the liabilities and costs for the Retirement Plan was collected as of January 1, 2016, and no significant changes have occurred through December 31, 2016.
At December 31, 2016, our investment asset allocation compared to our benchmarking allocation model for our plan assets was as follows:

	Portfolio	Benchmark
Cash and Short-Term Investments	2%	1%
U.S. Stocks	51%	56%
International Stocks	12%	10%
U.S. Bonds	29%	29%
International Bonds	5%	4%
Other	1%	—%
Total	100%	100%
The fair value of plan assets was determined based on publicly quoted market prices for identical assets, which are classified as Level 1 observable inputs. The allocation of the fair value of plan assets was as follows:

	December 31,
	2016	2015
Cash and Short-Term Investments	18%	19%
Large Company Funds	36%	35%
Mid Company Funds	6%	7%
Small Company Funds	6%	6%
International Funds	10%	10%
Fixed Income Funds	16%	14%
Growth Funds	8%	9%
Total	100%	100%
Concentrations of risk within our equity portfolio are investments classified within the following sectors: technology, financial services, consumer cyclical goods, healthcare and industrial, which represents approximately 21%, 17%, 15%, 15% and 9% of total equity investments, respectively.
Defined Contribution Plans:
Compensation expense related to our defined contribution plans was $3.5 million in 2016, $3.7 million in 2015 and $3.2 million in 2014.
Note 19.      Related Parties
Through our management activities and transactions with our real estate joint ventures and partnerships, we had net accounts receivable of $2.2 million and $1.2 million outstanding as of December 31, 2016 and 2015, respectively. We also had accounts payable and accrued expenses of $.3 million and $5.2 million outstanding as of December 31, 2016 and 2015, respectively. For the year ended December 31, 2016, 2015 and 2014, we recorded joint venture fee income of $5.1 million, $4.5 million and $4.6 million, respectively.
In September 2016, we acquired a partner's 50% interest in an unconsolidated tenancy-in-common arrangement for approximately $13.5 million that we had previously accounted for under the equity method. This transaction resulted in the consolidation of the property in our consolidated financial statements, and we recognized a gain of $9.0 million on the fair value remeasurement of our equity method investment. (See Note 23 for additional information).
In October 2016, an unconsolidated joint venture distributed land to both us and our partner, and we recognized a gain of $1.9 million associated with the remeasurement of a land parcel. Also, we paid a payable totaling $4.8 million due to the unconsolidated joint venture (See Note 4 for additional information). In November 2016, we acquired our partner’s interest in two consolidated joint ventures for an aggregate amount of $3.3 million (See Note 10 for additional information).

As of December 31, 2015, we held a combined 51% interest in an unconsolidated real estate joint venture that owned three centers in Colorado with total assets and debt of $43.7 million and $72.4 million, respectively. In February 2016, in exchange for our partners' aggregate 49% interest in this venture and $2.5 million in cash, we distributed one center to our partners. We have consolidated this venture as of the transaction date and re-measured our investment in this venture to its fair value, and recognized a gain of $37.4 million (See Note 23 for additional information).
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
Scheduled minimum rental payments under the terms of all non-cancelable operating leases in which we are the lessee, principally for shopping center ground leases, for the subsequent five years and thereafter ending December 31, are as follows (in thousands):

2017	$3,058
2018	3,037
2019	2,989
2020	2,759
2021	2,615
Thereafter	114,373
Total	$128,831
Rental expense for operating leases was, in millions: $3.0 in 2016; $3.2 in 2015 and $5.3 in 2014. The decrease in rental expense from 2015 to 2014 is primarily due to dispositions of centers made in 2014.
The scheduled future minimum revenues under subleases, applicable to the ground lease rentals, under the terms of all non-cancelable tenant leases, assuming no new or renegotiated leases or option extensions for the subsequent five years and thereafter ending December 31, are as follows (in thousands):

2017	$30,687
2018	27,484
2019	22,579
2020	18,739
2021	15,695
Thereafter	69,022
Total	$184,206
Property under capital leases that is included in buildings and improvements consisted of two centers totaling $16.8 million at December 31, 2016 and 2015. Amortization of property under capital leases is included in depreciation and amortization expense, and the balance of accumulated depreciation associated with these capital leases at December 31, 2016 and 2015 was $14.2 million and $13.8 million, respectively. Future minimum lease payments under these capital leases total $32.9 million, of which $11.9 million represents interest. Accordingly, the present value of the net minimum lease payments was $21.0 million at December 31, 2016.

The annual future minimum lease payments under capital leases as of December 31, 2016 are as follows (in thousands):

2017	$1,675
2018	1,683
2019	1,691
2020	1,700
2021	1,708
Thereafter	24,443
Total	$32,900
Commitments and Contingencies
As of December 31, 2016 and 2015, we participated in two real estate ventures structured as DownREIT partnerships that have centers in Arkansas, North Carolina and Texas. As a general partner, we have operating and financial control over these ventures and consolidate them in our consolidated financial statements. These ventures allow the outside limited partners to put their interest in the partnership to us, and we have the option to redeem the interest in cash or a fixed number of our common shares, at our discretion. We also participate in a real estate venture that has a property in Texas that allows its outside partner to put operating partnership units to us. We have the option to redeem these units in cash or a fixed number of our common shares, at our discretion. No common shares were issued in exchange for any of these interests during the twelve months ended December 31, 2016. For the twelve months ended December 31, 2015, common shares valued at $.1 million were issued in exchange for certain of these interests. The aggregate redemption value of these interests was approximately $52 million and $51 million as of December 31, 2016 and December 31, 2015, respectively.
As of December 31, 2016, we have entered into commitments aggregating $41.1 million comprised principally of construction contracts which are generally due in 12 to 36 months.
We have executed an agreement to purchase the retail portion of a mixed-use project for approximately $24.0 million at delivery by the developer, which is estimated to occur in the first quarter of 2017. Including this payment, our expected total investment in the retail portion of the project is approximately $30.7 million.
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
Note 21.      Variable Interest Entities
Consolidated VIEs:
At December 31, 2016 and 2015, nine and 11 of our real estate joint ventures, whose activities primarily consisted of owning and operating 25 and 30 neighborhood/community shopping centers, respectively, were determined to be VIEs. Based on a financing agreement by one of our real estate joint ventures that has a bottom dollar guaranty, which is disproportionate to our ownership, we have determined that we are the primary beneficiary and have consolidated this joint venture. For the remaining real estate joint ventures, we concluded we are the primary beneficiary based primarily on our significant power to direct the entities' activities without any substantive kick-out or participating rights.
In July 2016, in conjunction with the acquisition of a property with a net book net value of $249.5 million at December 31, 2016, we entered into a like-kind exchange agreement with a third party intermediary for tax purposes. The third party purchased the property via our financing, and then leased the property to us. Based on the associated agreements, we have determined that the entity is a VIE, and we are the primary beneficiary based on our significant power to direct the entity's activities without any substantive kick-out or participating rights. Accordingly, we consolidated the property and its operations as of the respective acquisition date. Subsequent to December 31, 2016, the ownership of this property was conveyed to us in accordance with the terms of the like-kind exchange agreement.
A summary of our consolidated VIEs is as follows (in thousands):

	December 31,
	2016	2015
Assets Held by VIEs (1)	$504,293	$289,558
Assets Held as Collateral for Debt (2)	46,136	57,735
Maximum Risk of Loss (2)	29,784	37,178
___________________

(1)	Upon adoption of ASU No. 2015-02, "Amendments to the Consolidation Analysis," prior year's amount was made to conform to the current year presentation. See Note 2 for additional information.

(2)	Represents the amount of debt and related assets held as collateral associated with the bottom dollar guaranty at one real estate joint venture.
In May 2015, a joint venture agreement was amended to reflect an additional contribution of $43 million made by us to the joint venture in the form of a preferred equity arrangement. The amended agreement specified that these funds were to be used by the joint venture to pay down debt that became due. This arrangement provided the most favorable economics, including financing and taxation considerations, to the joint venture, as well as to us. During 2016, the venture paid off the preferred equity with us.
Restrictions on the use of these assets can be significant because they may serve as collateral for debt. Further, we are generally required to obtain our partner's approval in accordance with the joint venture agreement for any major transactions. Transactions with these joint ventures on our consolidated financial statements have primarily been positive as demonstrated by the generation of net income and operating cash flows, as well as the receipt of cash distributions. We and our partners are subject to the provisions of the joint venture agreements which include provisions for when additional contributions may be required to fund operating cash shortfalls, development expenditures and unplanned capital expenditures. For the year ended December 31, 2016, $2.5 million in additional contributions were made primarily for capital activities. Currently, $.2 million of additional contributions are anticipated for 2017.
Unconsolidated VIEs:
At December 31, 2016 and 2015, one unconsolidated real estate joint ventures was determined to be a VIE through the issuance of a secured loan, since the lender had the ability to make decisions that could have a significant impact on the success of the entity. In December 2016, we entered into one joint venture arrangement for the future development of a mixed-use project. Based on the associated agreements, we have determined that the entity is a VIE; however, we are not the primary beneficiary due to the substantive participating rights associated with the entity are shared, and we do not have the power to direct the significant activities of the entity.

A summary of our unconsolidated VIEs is as follows (in thousands):

	December 31,
	2016	2015
Investment in Real Estate Joint Ventures and Partnerships, net (1) (2)	$886	$10,497
Maximum Risk of Loss (3)	34,000	10,992
___________________

(1)	The carrying amount of the investment represents our contributions to the real estate joint ventures, net of any distributions made and our portion of the equity in earnings of the joint ventures.

(2)
As of December 31, 2016, the carrying amount of the investment for one VIE is $(9) million, which is included in Other Liabilities and results from the distribution of proceeds from the issuance of debt.

(3)	The maximum risk of loss has been determined to be limited to our debt exposure for the real estate joint ventures.
We and our partner are subject to the provisions of the joint venture agreement that specify conditions, including operating shortfalls, development expenditures and unplanned capital expenditures, under which additional contributions may be required. We anticipate funding approximately $127 million in equity and debt associated with the mixed-use project through 2020.
Note 22.      Fair Value Measurements
Recurring Fair Value Measurements:
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 and 2015, aggregated by the level in the fair value hierarchy in which those measurements fall, are as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2016

Assets:
Investments, mutual funds held in a grantor trust	$26,328			$26,328
Investments, mutual funds	7,670			7,670
Derivative instruments:
Interest rate contracts		$126		126
Total	$33,998	$126	$—	$34,124
Liabilities:
Deferred compensation plan obligations	$26,328			$26,328
Total	$26,328	$—	$—	$26,328

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2015

Assets:
Investments, mutual funds held in a grantor trust	$20,579			$20,579
Investments, mutual funds	7,043			7,043
Derivative instruments:
Interest rate contracts		$2,664		2,664
Total	$27,622	$2,664	$—	$30,286
Liabilities:
Derivative instruments:
Interest rate contracts		$725		$725
Deferred compensation plan obligations	$20,579			20,579
Total	$20,579	$725	$—	$21,304
Fair Value Disclosures:
Unless otherwise listed below, short-term financial instruments and receivables are carried at amounts which approximate their fair values based on their highly-liquid nature, short-term maturities and/or expected interest rates for similar instruments.
Schedule of our fair value disclosures is as follows (in thousands):

	December 31,
	2016			2015
	Carrying Value	Fair Value Using Significant Other Observable Inputs (Level 2)	Fair Value Using Significant Unobservable Inputs (Level 3)	Carrying Value	Fair Value Using Significant Other Observable Inputs (Level 2)	Fair Value Using Significant Unobservable Inputs (Level 3)
Tax increment revenue bonds (1)	$23,910		$23,910	$25,162		$25,162
Investments, held to maturity (2)	5,240	$5,248		1,750	$1,750
Debt:
Fixed-rate debt	2,089,769		2,132,082	1,869,683		1,907,579
Variable-rate debt	266,759		265,230	243,594		248,460
___________________

(1)	At December 31, 2016 and 2015, the credit loss balance on our tax increment revenue bonds was $31.0 million.

(2)
Investments held to maturity are recorded at cost. As of December 31, 2016, an $8 thousand unrealized gain was recognized on these investments, and at December 31, 2015, no unrealized gain or loss was recognized.

The quantitative information about the significant unobservable inputs used for our Level 3 fair value measurements as of December 31, 2016 and 2015 reported in the above tables, is as follows:

Description	Fair Value at December 31,			Unobservable Inputs	Range

	2016	2015			Minimum		Maximum
	(in thousands)		Valuation Technique		2016	2015	2016	2015
Tax increment revenue bonds	$23,910	$25,162	Discounted cash flows	Discount rate	6.5%	6.5%	7.5%	7.5%
				Expected future growth rate	1.0%	1.0%	2.0%	2.0%
				Expected future inflation rate	1.0%	1.0%	3.0%	3.0%
Fixed-rate debt	2,132,082	1,907,579	Discounted cash flows	Discount rate	3.0%	2.4%	5.2%	5.5%
Variable-rate debt	265,230	248,460	Discounted cash flows	Discount rate	1.6%	1.3%	2.4%	3.2%
Note 23. Business Combination
Effective February 12, 2016, we acquired a partner’s 49% interest in an unconsolidated joint venture associated with two centers in Colorado, which resulted in the consolidation of these centers (see Note 19 for additional information). Management has determined that this transaction qualified as a business combination to be accounted for under the acquisition method. Accordingly, the assets and liabilities of this transaction were recorded in our Consolidated Balance Sheet at their estimated fair values as of the effective date. Fair value of assets acquired, liabilities assumed and equity interests were estimated using market-based measurements, including cash flow and other valuation techniques. The fair value measurements are based on both significant inputs for similar assets and liabilities in comparable markets and significant inputs that are not observable in the markets in accordance with our fair value measurements accounting policy. Key assumptions include third-party appraisals; a minority interest discount rate of 20%; cash flow discount rates ranging from 6.5% to 8%; a terminal capitalization rate for similar properties ranging from 6% to 7.5%; and factors that we believe market participants would consider in estimating fair value. The result of this transaction is included in our Consolidated Statements of Operations beginning February 12, 2016.

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
During 2016, we acquired three shopping centers located in Arizona and Florida, and we consolidated a partner's 50% interest in an unconsolidated tenancy-in-common arrangement related to a property in Colorado. The following table summarizes the transactions related to these acquisitions, including the assets acquired and liabilities assumed as indicated (in thousands):

	December 31, 2016
Fair value of our equity interest before acquisition	$13,579
Fair value of consideration transferred	$443,745
Acquisition costs (included in operating expenses)	$936
Gain on acquisition	$9,015	(1)

Amounts recognized for assets and liabilities assumed:
Assets:
Property	$433,055
Unamortized lease costs	80,951
Accrued rent and accounts receivable	122
Cash and cash equivalents	556
Other, net	6,812
Liabilities:
Accounts payable and accrued expenses	(6,383)
Other, net	(62,254)
Total net assets	$452,859
_______________

(1)	Amount is included in Gain on Sale and Acquisition of Real Estate Joint Venture and Partnership Interests in our Consolidated Statement of Operations.

The following table summarizes the impact to revenues and net income attributable to common shareholders from our business combination and acquisitions (in thousands):

Year Ended December 31, 2016
Increase in revenues	$23,337
Increase in net income attributable to common shareholders	230
The following table details the weighted average amortization and net accretion periods of intangible assets and liabilities arising from our business combination and acquisitions (in years):

December 31, 2016

Assets:
In place leases	18.4
Above-market leases	29.7

Liabilities:
Below-market leases	20.3
Above-market assumed mortgages	4.8
The following unaudited supplemental pro forma data is presented for the periods ended December 31, 2016 and 2015, as if these transactions occurring in 2016 were completed on January 1, 2015. The gains and acquisition costs related to these transactions were adjusted to the assumed acquisition date. The unaudited supplemental pro forma data is not necessarily indicative of what the actual results of our operations would have been assuming the transactions had been completed as set forth above, nor does it purport to represent our results of operations for future periods (in thousands, except per share amounts):

	Pro Forma 2016 (1)	Pro Forma 2015 (1)
Revenues	$567,985	$547,381
Net income	236,461	234,307
Net income attributable to common shareholders - basic	198,563	213,920
Net income attributable to common shareholders - diluted	200,559	215,823
Earnings per share – basic	1.58	1.74
Earnings per share – diluted	1.56	1.72
___________________

(1)	There are no non-recurring pro forma adjustments included within or excluded from the amounts in the preceding table.

Note 24.      Quarterly Financial Data (Unaudited)
Summarized quarterly financial data is as follows (in thousands):

	First		Second		Third		Fourth
2016
Revenues	$132,417		$135,676		$138,599		$142,863
Net income	108,667	(1)(2)	37,651	(1)(3)	61,337	(1)(2)	69,176	(1)
Net income attributable to common shareholders	107,074	(1)(2)	35,816	(1)(3)	51,901	(1)(2)(4)	44,142	(1)(4)
Earnings per common share – basic	.87	(1)(2)	.28	(1)(3)	.41	(1)(2)(4)	.35	(1)(4)
Earnings per common share – diluted	.85	(1)(2)	.28	(1)(3)	.40	(1)(2)(4)	.34	(1)(4)
2015
Revenues	$125,599		$126,804		$130,787		$129,654
Net income	49,222	(1)(3)	37,786	(1)	45,188	(1)	49,026	(1)
Net income attributable to common shareholders	44,937	(1)(3)	25,222	(1)(5)	43,401	(1)	47,275	(1)
Earnings per common share – basic	.37	(1)(3)	.20	(1)(5)	.35	(1)	.38	(1)
Earnings per common share – diluted	.36	(1)(3)	.20	(1)(5)	.35	(1)	.38	(1)
___________________

(1)
The quarter results include significant gains on the sale of properties and real estate joint venture and partnership interests and on acquisitions, including gains in equity in earnings from real estate joint ventures and partnerships, net. Gain amounts are: $82.8 million, $4.2 million, $31.1 million and $34.9 million for the three months ended March 31, 2016, June 30, 2016, September 30, 2016 and December 31, 2016, respectively, and $23.4 million, $8.2 million, $13.2 million and $15.7 million for the three months ended March 31, 2015, June 30, 2015, September 30, 2015, and December 31, 2015, respectively.

(2)
The quarter results include $5.9 million and $1.1 million for the three months ended March 31, 2016 and September 30, 2016, respectively, for deferred taxes at our taxable REIT subsidiary associated with gains from an exchange of properties and a property sale.

(3)	The quarter results include a (gain) loss on extinguishment of debt totaling $(2.0) million and $6.1 million for the three months ended June 30, 2016 and March 31, 2015, respectively.

(4)
The quarter results include $5.8 million and $23.1 million for the three months ended September 30, 2016 and December 31, 2016, respectively, for gains discussed in (1) above in net income attributable to noncontrolling interests.

(5)	The quarter results include a $9.7 million deduction associated with the redemption of Series F preferred shares (see Note 8 for additional information).
Note 25. Subsequent Events
In February 2017, our deferred compensation plan was amended. Participants in the plan will no longer be able to diversify their common shares of beneficial interest of Weingarten Realty Investors six months after vesting. In February 2017, approximately $46.4 million in deferred compensation share awards will be reclassified to shareholders' equity in our Consolidated Balance Sheet.
* * * * *

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
ITEM 9A. Controls and Procedures
Under the supervision and with the participation of our principal executive officer and principal financial officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of December 31, 2016. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2016.
There has been no change to our internal control over financial reporting during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
WRI’s management has responsibility for establishing and maintaining adequate internal control over financial reporting for WRI. Management, with the participation of WRI’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of WRI’s internal control over financial reporting as of December 31, 2016 based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on their evaluation of WRI’s internal control over financial reporting, WRI’s management along with the Chief Executive Officer and Chief Financial Officer believe that WRI’s internal control over financial reporting is effective as of December 31, 2016.
Deloitte & Touche LLP, WRI’s independent registered public accounting firm that audited the consolidated financial statements and financial statement schedules included in this Form 10-K, has issued an attestation report on the effectiveness of WRI’s internal control over financial reporting.
February 28, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Trust Managers and Shareholders of
Weingarten Realty Investors
Houston, Texas
We have audited the internal control over financial reporting of Weingarten Realty Investors and subsidiaries (the "Company") as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2016, of the Company and our report dated February 28, 2017, expressed an unqualified opinion on those financial statements and financial statement schedules.
/s/ Deloitte & Touche LLP
Houston, Texas
February 28, 2017

ITEM 9B. Other Information
Not applicable.
PART III
ITEM 10. Trust Managers, Executive Officers and Corporate Governance
Information with respect to our trust managers and executive officers is incorporated herein by reference to the “Election of Trust Managers - Proposal One," “Compensation Discussion and Analysis - Overview” and “Share Ownership of Beneficial Owners and Management” sections of our definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 24, 2017.
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
ITEM 11. Executive Compensation
Information with respect to executive compensation is incorporated herein by reference to the “Compensation Discussion and Analysis,” “Trust Manager Compensation,” “Compensation Committee Report,” “Summary Compensation Table” and “Trust Manager Compensation Table” sections of our definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 24, 2017.
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The “Share Ownership of Beneficial Owners and Management” section of our definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 24, 2017 is incorporated herein by reference.
The following table summarizes the equity compensation plans under which our common shares of beneficial interest may be issued as of December 31, 2016:

Plan category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance
Equity compensation plans approved by shareholders	934,201	$22.84	861,043
Equity compensation plans not approved by shareholders	—	—	—
Total	934,201	$22.84	861,043

ITEM 13. Certain Relationships and Related Transactions, and Trust Manager Independence
The “Governance,” “Compensation Committee Interlocks and Insider Participation” and “Certain Transactions” sections of our definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 24, 2017 are incorporated herein by reference.
ITEM 14. Principal Accountant Fees and Services
The “Accounting Firm Fees” section within “Ratification of Independent Registered Public Accounting Firm - Proposal Two” of our definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 24, 2017 is incorporated herein by reference.
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

4.8	—	Form of 3.375% Senior Note due 2022 (filed as Exhibit 4.2 to WRI’s Form 8-K on October 9, 2012 and incorporated herein by reference).
4.9	—	Form of 3.50% Senior Note due 2023 (filed as Exhibit 4.1 to WRI’s Form 8-K on March 22, 2013 and incorporated herein by reference).
4.10	—	Form of 4.450% Senior Note due 2024 (filed as Exhibit 4.1 to WRI’s Form 8-K on October 15, 2013 and incorporated herein by reference).
4.11	—	Form of 3.850% Senior Note due 2025 (filed as Exhibit 4.1 to WRI's Form 8-K on May 14, 2015 and incorporated herein by reference).
4.12	—	Form of 3.250% Senior Note due 2026 (filed as Exhibit 4.1 to WRI’s Form 8-K on August 11, 2016 and incorporated herein by reference).
10.1†	—	2001 Long Term Incentive Plan (filed as Exhibit 10.7 to WRI’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).

10.2†	—
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

10.28†	—	2002 WRI Employee Share Purchase Plan dated May 6, 2003 (filed as Exhibit 10.60 to WRI’s Form 10-Q for the quarter ended June 30, 2010 and incorporated herein by reference).
10.29†	—	Amended and Restated 2002 WRI Employee Share Purchase Plan dated May 10, 2010 (filed as Exhibit 10.61 to WRI’s Form 10-Q for the quarter ended June 30, 2010 and incorporated herein by reference).
10.30†	—
Weingarten Realty Investors Executive Medical Reimbursement Plan and Summary Plan Description (filed as Exhibit 10.59 to WRI’s Annual Report on Form 10-K dated December 31, 2010 and incorporated herein by reference).

10.31	—
Second Amendment to Promissory Note with Reliance Trust Company, Trustee of the Master Nonqualified Plan Trust under the Weingarten Realty Investors Supplemental Executive Retirement Plan and Weingarten Realty Investors Retirement Benefit Restoration Plan dated March 11, 2011 (filed as Exhibit 10.58 to WRI’s Form 10-Q for the quarter ended March 31, 2011 and incorporated herein by reference).

10.32†	—	Second Amendment to the Weingarten Realty Retirement Plan dated March 14, 2011 (filed as Exhibit 10.59 to WRI’s Form 10-Q for the quarter ended March 31, 2011 and incorporated herein by reference).
10.33†	—	Third Amendment to the Weingarten Realty Retirement Plan dated May 4, 2011 (filed as Exhibit 10.60 to WRI’s Form 10-Q for the quarter ended March 31, 2011 and incorporated herein by reference).
10.34†	—
Third Amendment to the Master Nonqualified Plan Trust Agreement dated April 26, 2011 (filed as Exhibit 10.1 to WRI’s Form 10-Q for the quarter ended June 30, 2011 and incorporated herein by reference).

10.35	—
Third Amendment to Promissory Note with Reliance Trust Company, Trustee of the Master Nonqualified Plan Trust under the Weingarten Realty Investors Supplemental Executive Retirement Plan and Weingarten Realty Investors Retirement Benefit Restoration Plan dated February 15, 2012 (filed as Exhibit 10.1 to WRI's Form 10-Q for the quarter ended March 31, 2012 and incorporated herein by reference).

10.36†	—	Fourth Amendment to the Weingarten Realty Retirement Plan dated March 2, 2012 (filed as Exhibit 10.2 to WRI's Form 10-Q for the quarter ended March 31, 2012 and incorporated herein by reference).
10.37†	—
Amendment No. 4 to the Weingarten Realty Investors Retirement Benefit Restoration Plan dated August 10, 2012 (filed as Exhibit 10.1 to WRI's Form 10-Q for the quarter ended September 30, 2012 and incorporated herein by reference).

10.38†	—
Amendment No. 5 to the Weingarten Realty Investors Supplemental Executive Retirement Plan dated August 10, 2012 (filed as Exhibit 10.2 to WRI's Form 10-Q for the quarter ended September 30, 2012 and incorporated herein by reference).

10.39†	—	Master Nonqualified Plan Trust Agreement dated August 23, 2006 (filed as Exhibit 10.53 to WRI's Annual Report on Form 10-K for the year ended December 31, 2012 and incorporated herein by reference).

10.40†	—
Restatement of the Weingarten Realty Retirement Plan dated November 17, 2008 (filed as Exhibit 10.54 to WRI's Annual Report on Form 10-K for the year ended December 31, 2012 and incorporated herein by reference).

10.41	—
Fourth Amendment to Promissory Note with Reliance Trust Company, Trustee of the Master Nonqualified Plan Trust under the Weingarten Realty Investors Supplemental Executive Retirement Plan and Weingarten Realty Investors Retirement Benefit Restoration Plan dated March 11, 2013(filed as Exhibit 10.2 to WRI's Form 10-Q for the quarter ended March 31, 2013 and incorporated herein by reference).

10.42†	—
Restatement of the Weingarten Realty Investors Retirement Plan dated December 23, 2013 (filed as Exhibit 10.57 to WRI's Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference).

10.43	—
Fifth Amendment to Promissory Note with Reliance Trust Company, Trustee of the Master Nonqualified Plan Trust under the Weingarten Realty Investors Supplemental Executive Retirement Plan and Weingarten Realty Investors Retirement Benefit Restoration Plan dated March 11, 2014(filed as Exhibit 10.1 to WRI's Form 10-Q for the quarter ended March 31, 2014 and incorporated herein by reference).

10.44†	—
First Amendment to Weingarten Realty Investors Retirement Plan dated December 16, 2014 (filed as Exhibit 10.59 to WRI's Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference).

10.45	—
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

10.46	—
Sixth Amendment to Promissory Note with Reliance Trust Company, Trustee of the Master Nonqualified Plan Trust under the Weingarten Realty Investors Supplemental Executive Retirement Plan and Weingarten Realty Investors Retirement Benefit Restoration Plan dated March 11, 2015(filed as Exhibit 10.2 to WRI's Form 10-Q for the quarter ended March 31, 2015 and incorporated herein by reference).

10.47	—
Amended and Restated Credit Agreement dated March 30, 2016 among Weingarten Realty Investors, the Lenders Party Hereto and JPMorgan Chase Bank, N.A., as administrative agent, and Bank of America, N.A., as syndication agent, and Wells Fargo Bank, National Association, PNC Bank, National Association, Regions Bank, U.S. Bank National Association and The Bank of Nova Scotia, as documentation agents, and J.P.Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint book runners and joint lead arrangers (filed as Exhibit 10.1 to WRI's Form 8-K filed on March 31, 2016 and incorporated herein by reference).

10.48†	—
Amended and Restated Weingarten Realty Investors Deferred Compensation Plan effective April 1, 2016 (filed as Exhibit 10.2 to WRI's Form 10-Q for the quarter ended March 31, 2016 and incorporated herein by reference).

10.49†*	—	Second Amendment to Weingarten Realty Investors Retirement Plan dated December 30, 2016.
10.50*	—
Seventh Amendment to Promissory Note with Reliance Trust Company, Trustee of the Master Nonqualified Plan Trust under the Weingarten Realty Investors Supplemental Executive Retirement Plan and Retirement Benefit Restoration Plan, dated March 8, 2016.

10.51†*	—	Amendment No. 1 to Weingarten Realty Investors Deferred Compensation Plan as Restated Effective April 1, 2016.
12.1*	—	Computation of Ratios.
21.1*	—	Listing of Subsidiaries of the Registrant.
23.1*	—	Consent of Deloitte & Touche LLP.
31.1*	—	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
31.2*	—	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
32.1**	—	Certification pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2**	—	Certification pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
101.INS**	—	XBRL Instance Document
101.SCH**	—	XBRL Taxonomy Extension Schema Document
101.CAL**	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	—	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE**	—	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed with this report.
**	Furnished with this report.
†	Management contract or compensation plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEINGARTEN REALTY INVESTORS

By:	/s/ Andrew M. Alexander
Andrew M. Alexander
Chief Executive Officer
Date: February 28, 2017
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

Pursuant to the requirement of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

	Signature	Title	Date

By:	/s/ Andrew M. Alexander	Chief Executive Officer, President and Trust Manager	February 28, 2017
Andrew M. Alexander

By:	/s/ Stanford Alexander	Chairman and Trust Manager	February 28, 2017
Stanford Alexander

By:	/s/ Shelaghmichael Brown	Trust Manager	February 28, 2017
Shelaghmichael Brown

By:	/s/ James W. Crownover	Trust Manager	February 28, 2017
James W. Crownover

By:	/s/ Stephen A. Lasher	Trust Manager	February 28, 2017
Stephen A. Lasher

By:	/s/ Stephen C. Richter	Executive Vice President and Chief Financial Officer	February 28, 2017
Stephen C. Richter

By:	/s/ Thomas L. Ryan	Trust Manager	February 28, 2017
Thomas L. Ryan

By:	/s/ Douglas W. Schnitzer	Trust Manager	February 28, 2017
Douglas W. Schnitzer

By:	/s/ Joe D. Shafer	Senior Vice President/Chief Accounting Officer (Principal Accounting Officer)	February 28, 2017
Joe D. Shafer

By:	/s/ C. Park Shaper	Trust Manager	February 28, 2017
C. Park Shaper

By:	/s/ Marc J. Shapiro	Trust Manager	February 28, 2017
Marc J. Shapiro

Schedule II
WEINGARTEN REALTY INVESTORS
VALUATION AND QUALIFYING ACCOUNTS
December 31, 2016, 2015, and 2014
(Amounts in thousands)

Description	Balance at beginning of period	Charged to costs and expenses	Deductions(1)	Balance at end of period
2016
Allowance for Doubtful Accounts	$6,072	$2,427	$1,799	$6,700
Tax Valuation Allowance	27,230	—	1,251	25,979
2015
Allowance for Doubtful Accounts	$7,680	$1,179	$2,787	$6,072
Tax Valuation Allowance	27,539	—	309	27,230
2014
Allowance for Doubtful Accounts	$9,386	$1,914	$3,620	$7,680
Tax Valuation Allowance	30,541	2,239	5,241	27,539
___________________

(1)	Write-offs of amounts previously reserved.

Schedule III

WEINGARTEN REALTY INVESTORS
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2016
(Amounts in thousands)

	Initial Cost to Company			Gross Amounts Carried at Close of Period
Description	Land	Building and Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total (1)	Accumulated Depreciation	Total Costs, Net of Accumulated Depreciation	Encumbrances (2)	Date of Acquisition / Construction
Centers:
10-Federal Shopping Center	$1,791	$7,470	$936	$1,791	$8,406	$10,197	$(7,198)	$2,999	$(5,734)	03/20/2008
1919 North Loop West	1,334	8,451	12,844	1,337	21,292	22,629	(10,615)	12,014	—	12/05/2006
1935 West Gray	5,965	955	8,810	12,564	3,166	15,730	(52)	15,678	—	12/01/2015
580 Market Place	3,892	15,570	3,554	3,889	19,127	23,016	(7,784)	15,232	(15,532)	04/02/2001
8000 Sunset Strip Shopping Center	18,320	73,431	5,237	18,320	78,668	96,988	(10,680)	86,308	—	06/27/2012
Alabama Shepherd Shopping Center	637	2,026	7,883	1,062	9,484	10,546	(5,104)	5,442	—	04/30/2004
Argyle Village Shopping Center	4,524	18,103	5,086	4,526	23,187	27,713	(9,351)	18,362	—	11/30/2001
Avent Ferry Shopping Center	1,952	7,814	1,304	1,952	9,118	11,070	(3,991)	7,079	—	04/04/2002
Bartlett Towne Center	3,479	14,210	1,527	3,443	15,773	19,216	(6,900)	12,316	—	05/15/2001
Baybrook Gateway	10,623	30,307	2,279	10,623	32,586	43,209	(2,122)	41,087	—	02/04/2015
Bellaire Blvd. Shopping Center	124	37	919	1,011	69	1,080	(40)	1,040	—	11/13/2008
Best in the West	13,191	77,159	7,573	13,194	84,729	97,923	(26,827)	71,096	—	04/28/2005
Blalock Market at I-10	—	4,730	1,969	—	6,699	6,699	(4,956)	1,743	—	12/31/1990
Boca Lyons Plaza	3,676	14,706	5,339	3,651	20,070	23,721	(7,004)	16,717	—	08/17/2001
Braeswood Square Shopping Center	—	1,421	1,301	—	2,722	2,722	(2,397)	325	—	05/28/1969
Broadway Marketplace	898	3,637	1,971	906	5,600	6,506	(3,126)	3,380	—	12/16/1993
Broadway Shopping Center	234	3,166	794	235	3,959	4,194	(2,786)	1,408	—	03/20/2008
Brookwood Marketplace	7,050	15,134	7,417	7,511	22,090	29,601	(5,920)	23,681	—	08/22/2006
Brookwood Square Shopping Center	4,008	19,753	925	4,008	20,678	24,686	(5,045)	19,641	—	12/16/2003
Brownsville Commons	1,333	5,536	315	1,333	5,851	7,184	(1,672)	5,512	—	05/22/2006
Buena Vista Marketplace	1,958	7,832	1,747	1,956	9,581	11,537	(3,912)	7,625	—	04/02/2001
Bull City Market	930	6,651	813	930	7,464	8,394	(2,164)	6,230	(3,458)	06/10/2005
Cambrian Park Plaza	48,803	1,089	89	48,851	1,130	49,981	(845)	49,136	—	02/27/2015
Camelback Village Square	—	8,720	1,245	—	9,965	9,965	(5,629)	4,336	—	09/30/1994
Camp Creek Marketplace II	6,169	32,036	1,551	4,697	35,059	39,756	(9,479)	30,277	—	08/22/2006
Capital Square	1,852	7,406	1,480	1,852	8,886	10,738	(4,072)	6,666	—	04/04/2002
Centerwood Plaza	915	3,659	3,363	914	7,023	7,937	(2,549)	5,388	—	04/02/2001
Charleston Commons Shopping Center	23,230	36,877	2,955	23,210	39,852	63,062	(10,762)	52,300	—	12/20/2006
Cherry Creek Retail Center	5,416	14,624	—	5,416	14,624	20,040	(3,671)	16,369	—	06/16/2011

Schedule III

	Initial Cost to Company			Gross Amounts Carried at Close of Period
Description	Land	Building and Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total (1)	Accumulated Depreciation	Total Costs, Net of Accumulated Depreciation	Encumbrances (2)	Date of Acquisition / Construction
Chino Hills Marketplace	$7,218	$28,872	$12,549	$7,234	$41,405	$48,639	$(19,582)	$29,057	$—	08/20/2002
Citadel Building	3,236	6,168	8,659	534	17,529	18,063	(14,801)	3,262	—	12/30/1975
CityCenter Englewood	—	28,441	14	—	28,455	28,455	(816)	27,639	(33,000)	02/12/2016
College Park Shopping Center	2,201	8,845	7,575	2,641	15,980	18,621	(11,363)	7,258	(11,004)	11/16/1998
Colonial Plaza	10,806	43,234	14,554	10,813	57,781	68,594	(26,959)	41,635	—	02/21/2001
Countryside Centre	15,523	29,818	9,321	15,559	39,103	54,662	(11,485)	43,177	—	07/06/2007
Crabtree Commons	1,272	—	2,565	1,272	2,565	3,837	(7)	3,830	—	12/12/2016
Creekside Center	1,732	6,929	2,143	1,730	9,074	10,804	(4,267)	6,537	(7,576)	04/02/2001
Crossing At Stonegate	6,400	23,384	183	6,400	23,567	29,967	(643)	29,324	(14,587)	02/12/2016
Cullen Plaza Shopping Center	106	2,841	406	106	3,247	3,353	(2,712)	641	—	03/20/2008
Cypress Pointe	3,468	8,700	1,272	3,793	9,647	13,440	(6,166)	7,274	—	04/04/2002
Dallas Commons Shopping Center	1,582	4,969	94	1,582	5,063	6,645	(1,363)	5,282	—	09/14/2006
Danville Plaza Shopping Center	—	3,360	6,642	4,292	5,710	10,002	(5,077)	4,925	—	09/30/1960
Deerfield Mall	10,522	94,321	459	37,128	68,174	105,302	(1,759)	103,543	—	05/05/2016
Desert Village Shopping Center	3,362	14,969	1,700	3,362	16,669	20,031	(2,946)	17,085	—	10/28/2010
Discovery Plaza	2,193	8,772	1,303	2,191	10,077	12,268	(4,129)	8,139	—	04/02/2001
Eastern Commons	10,282	16	(86)	1,569	8,643	10,212	(5,107)	5,105	—	12/31/2002
Edgewater Marketplace	4,821	11,225	685	4,821	11,910	16,731	(2,232)	14,499	(17,600)	11/19/2010
El Camino Promenade	4,431	20,557	4,771	4,429	25,330	29,759	(9,328)	20,431	—	05/21/2004
Embassy Lakes Shopping Center	2,803	11,268	1,823	2,803	13,091	15,894	(4,592)	11,302	—	12/18/2002
Entrada de Oro Plaza Shopping Center	6,041	10,511	2,119	6,115	12,556	18,671	(3,991)	14,680	—	01/22/2007
Epic Village St. Augustine	283	1,171	4,065	320	5,199	5,519	(3,045)	2,474	—	09/30/2009
Falls Pointe Shopping Center	3,535	14,289	589	3,542	14,871	18,413	(5,525)	12,888	—	12/17/2002
Festival on Jefferson Court	5,041	13,983	3,735	5,022	17,737	22,759	(6,379)	16,380	—	12/22/2004
Fiesta Trails	8,825	32,790	8,528	11,267	38,876	50,143	(13,656)	36,487	—	09/30/2003
Flamingo Pines Plaza	10,403	35,014	(13,326)	5,335	26,756	32,091	(8,123)	23,968	—	01/28/2005
Fountain Plaza	1,319	5,276	1,743	1,095	7,243	8,338	(4,230)	4,108	—	03/10/1994
Francisco Center	1,999	7,997	4,668	2,403	12,261	14,664	(8,871)	5,793	(9,996)	11/16/1998
Freedom Centre	2,929	15,302	5,697	6,944	16,984	23,928	(5,967)	17,961	—	06/23/2006
Galleria Shopping Center	10,795	10,339	8,468	10,504	19,098	29,602	(5,026)	24,576	—	12/11/2006
Galveston Place	2,713	5,522	5,948	3,279	10,904	14,183	(8,688)	5,495	—	11/30/1983
Gateway Plaza	4,812	19,249	4,957	4,808	24,210	29,018	(9,792)	19,226	(23,000)	04/02/2001
Gateway Station	1,622	3	11,410	1,921	11,114	13,035	(4,352)	8,683	—	09/30/2009
Grayson Commons	3,180	9,023	236	3,163	9,276	12,439	(2,939)	9,500	(4,952)	11/09/2004
Green Valley Ranch - Auto Zone	440	—	—	440	—	440	—	440	—	02/12/2016

Schedule III

	Initial Cost to Company			Gross Amounts Carried at Close of Period
Description	Land	Building and Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total (1)	Accumulated Depreciation	Total Costs, Net of Accumulated Depreciation	Encumbrances (2)	Date of Acquisition / Construction
Greenhouse Marketplace	$4,607	$22,771	$4,184	$4,750	$26,812	$31,562	$(9,411)	$22,151	$—	01/28/2004
Griggs Road Shopping Center	257	2,303	399	257	2,702	2,959	(1,841)	1,118	—	03/20/2008
Harrisburg Plaza	1,278	3,924	1,082	1,278	5,006	6,284	(4,167)	2,117	(8,291)	03/20/2008
HEB - Dairy Ashford & Memorial	1,717	4,234	—	1,717	4,234	5,951	(910)	5,041	—	03/06/2012
Heights Plaza Shopping Center	58	699	2,611	1,055	2,313	3,368	(1,534)	1,834	—	06/30/1995
High House Crossing	2,576	10,305	482	2,576	10,787	13,363	(4,227)	9,136	—	04/04/2002
Highland Square	—	—	1,887	—	1,887	1,887	(564)	1,323	—	10/06/1959
Hilltop Village Center	3,196	7,234	53,819	3,960	60,289	64,249	(8,467)	55,782	—	01/01/2016
Hope Valley Commons	2,439	8,487	403	2,439	8,890	11,329	(1,623)	9,706	—	08/31/2010
Horne Street Market	603	—	2,047	603	2,047	2,650	(51)	2,599	—	10/30/2016
Humblewood Shopping Center	2,215	4,724	6,982	1,166	12,755	13,921	(8,479)	5,442	—	03/09/1977
I45/Telephone Rd.	678	11,182	666	678	11,848	12,526	(6,285)	6,241	(9,380)	03/20/2008
Independence Plaza I & II	19,351	31,627	1,894	19,351	33,521	52,872	(5,446)	47,426	(16,224)	06/11/2013
Jess Ranch Marketplace	8,750	25,560	596	8,750	26,156	34,906	(3,576)	31,330	—	12/23/2013
Jess Ranch Marketplace Phase III	8,431	21,470	191	8,431	21,661	30,092	(3,015)	27,077	—	12/23/2013
Lakeside Marketplace	6,064	22,989	3,242	6,150	26,145	32,295	(8,255)	24,040	—	08/22/2006
Largo Mall	10,817	40,906	6,048	10,810	46,961	57,771	(16,071)	41,700	—	03/01/2004
Laveen Village Marketplace	1,190	—	5,128	1,006	5,312	6,318	(3,312)	3,006	—	08/15/2003
League City Plaza	1,918	7,592	1,429	2,317	8,622	10,939	(5,158)	5,781	(8,470)	03/20/2008
Leesville Towne Centre	7,183	17,162	1,632	7,223	18,754	25,977	(6,329)	19,648	—	01/30/2004
Lowry Town Center	1,889	23,165	132	3,777	21,409	25,186	(203)	24,983	—	09/14/2016
Madera Village Shopping Center	3,788	13,507	1,335	3,816	14,814	18,630	(4,287)	14,343	—	03/13/2007
Market at Town Center - Sugarland	8,600	26,627	24,355	8,600	50,982	59,582	(26,242)	33,340	—	12/23/1996
Market at Westchase Shopping Center	1,199	5,821	2,796	1,415	8,401	9,816	(6,076)	3,740	—	02/15/1991
Marketplace at Seminole Towne	16,067	53,743	8,101	22,711	55,200	77,911	(15,352)	62,559	—	08/21/2006
Markham West Shopping Center	2,694	10,777	5,127	2,696	15,902	18,598	(8,506)	10,092	—	09/18/1998
Marshall's Plaza	1,802	12,315	711	1,804	13,024	14,828	(4,151)	10,677	—	06/01/2005
Mendenhall Commons	2,655	9,165	1,087	2,677	10,230	12,907	(2,996)	9,911	—	11/13/2008
Menifee Town Center	1,827	7,307	5,248	1,824	12,558	14,382	(5,020)	9,362	—	04/02/2001
Millpond Center	3,155	9,706	1,816	3,161	11,516	14,677	(4,192)	10,485	—	07/28/2005
Mohave Crossroads	3,953	63	35,590	3,128	36,478	39,606	(20,847)	18,759	—	12/31/2009
Monte Vista Village Center	1,485	58	5,633	755	6,421	7,176	(4,201)	2,975	—	12/31/2004
Moore Plaza	6,445	26,140	11,423	6,487	37,521	44,008	(20,222)	23,786	—	03/20/1998
Mueller Regional Retail Center	10,382	56,303	440	10,382	56,743	67,125	(8,286)	58,839	(33,512)	10/03/2013
North Creek Plaza	6,915	25,625	4,736	6,954	30,322	37,276	(11,254)	26,022	—	08/19/2004

Schedule III

	Initial Cost to Company			Gross Amounts Carried at Close of Period
Description	Land	Building and Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total (1)	Accumulated Depreciation	Total Costs, Net of Accumulated Depreciation	Encumbrances (2)	Date of Acquisition / Construction
North Towne Plaza	$960	$3,928	$7,602	$879	$11,611	$12,490	$(8,526)	$3,964	$—	02/15/1990
North Towne Plaza	6,646	99	1,719	1,005	7,459	8,464	(2,675)	5,789	—	04/01/2010
Northbrook Shopping Center	1,629	4,489	3,727	1,713	8,132	9,845	(6,745)	3,100	(9,265)	11/06/1967
Northwoods Shopping Center	1,768	7,071	637	1,772	7,704	9,476	(2,949)	6,527	—	04/04/2002
Oak Forest Shopping Center	760	2,726	5,276	748	8,014	8,762	(6,015)	2,747	(7,650)	12/30/1976
Oak Grove Market Center	5,758	10,508	1,059	5,861	11,464	17,325	(3,138)	14,187	—	06/15/2007
Oracle Crossings	4,614	18,274	29,600	10,582	41,906	52,488	(11,136)	41,352	—	01/22/2007
Oracle Wetmore Shopping Center	24,686	26,878	7,486	13,813	45,237	59,050	(12,168)	46,882	—	01/22/2007
Overton Park Plaza	9,266	37,789	12,671	9,264	50,462	59,726	(18,403)	41,323	—	10/24/2003
Palmilla Center	1,258	—	13,164	2,882	11,540	14,422	(6,956)	7,466	—	12/31/2002
Palms of Carrollwood	3,995	16,390	1,942	3,995	18,332	22,327	(2,878)	19,449	—	12/23/2010
Paradise Marketplace	2,153	8,612	(1,831)	1,197	7,737	8,934	(4,359)	4,575	—	07/20/1995
Parliament Square II	2	10	1,183	3	1,192	1,195	(885)	310	—	06/24/2005
Perimeter Village	29,701	42,337	4,466	34,404	42,100	76,504	(12,237)	64,267	(32,122)	07/03/2007
Phillips Crossing	—	1	28,384	872	27,513	28,385	(12,436)	15,949	—	09/30/2009
Phoenix Office Building	1,696	3,255	1,334	1,773	4,512	6,285	(1,689)	4,596	—	01/31/2007
Pike Center	—	40,537	2,628	—	43,165	43,165	(8,256)	34,909	—	08/14/2012
Plantation Centre	3,463	14,821	1,961	3,471	16,774	20,245	(5,709)	14,536	—	08/19/2004
Prospector's Plaza	3,746	14,985	5,738	3,716	20,753	24,469	(7,687)	16,782	—	04/02/2001
Pueblo Anozira Shopping Center	2,750	11,000	4,970	2,768	15,952	18,720	(9,669)	9,051	(14,730)	06/16/1994
Raintree Ranch Center	11,442	595	17,861	10,983	18,915	29,898	(10,906)	18,992	—	03/31/2008
Rancho San Marcos Village	3,533	14,138	5,306	3,887	19,090	22,977	(7,279)	15,698	—	02/26/2003
Rancho Towne & Country	1,161	4,647	711	1,166	5,353	6,519	(3,002)	3,517	—	10/16/1995
Randalls Center/Kings Crossing	3,570	8,147	459	3,585	8,591	12,176	(5,443)	6,733	—	11/13/2008
Red Mountain Gateway	2,166	89	9,558	2,737	9,076	11,813	(4,936)	6,877	—	12/31/2003
Regency Centre	5,616	18,516	2,781	3,581	23,332	26,913	(6,670)	20,243	—	07/28/2006
Reynolds Crossing	4,276	9,186	273	4,276	9,459	13,735	(2,508)	11,227	—	09/14/2006
Richmond Square	1,993	953	13,594	14,512	2,028	16,540	(1,370)	15,170	—	12/31/1996
Ridgeway Trace	26,629	544	22,992	16,100	34,065	50,165	(11,908)	38,257	—	11/09/2006
River Oaks Shopping Center - East	1,354	1,946	332	1,363	2,269	3,632	(1,984)	1,648	—	12/04/1992
River Oaks Shopping Center - West	3,534	17,741	35,828	4,207	52,896	57,103	(26,309)	30,794	—	12/04/1992
River Point at Sheridan	28,898	4,042	15,775	10,659	38,056	48,715	(8,634)	40,081	—	04/01/2010
Roswell Corners	6,136	21,447	3,379	5,835	25,127	30,962	(7,763)	23,199	(4,783)	06/24/2004
Roswell Crossing Shopping Center	7,625	18,573	1,129	7,625	19,702	27,327	(3,924)	23,403	—	07/18/2012
San Marcos Plaza	1,360	5,439	747	1,358	6,188	7,546	(2,499)	5,047	—	04/02/2001

Schedule III

	Initial Cost to Company			Gross Amounts Carried at Close of Period
Description	Land	Building and Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total (1)	Accumulated Depreciation	Total Costs, Net of Accumulated Depreciation	Encumbrances (2)	Date of Acquisition / Construction
Scottsdale Horizon	$—	$3,241	$38,965	$12,914	$29,292	$42,206	$(3,266)	$38,940	$—	01/22/2007
Scottsdale Waterfront	10,281	40,374	35	32,891	17,799	50,690	(294)	50,396	—	08/17/2016
Sea Ranch Centre	11,977	4,219	1,090	11,977	5,309	17,286	(1,068)	16,218	—	03/06/2013
Shoppes at Bears Path	3,252	5,503	1,377	3,290	6,842	10,132	(2,304)	7,828	—	03/13/2007
Shoppes at Memorial Villages	1,417	4,786	9,412	3,332	12,283	15,615	(8,305)	7,310	—	01/11/2012
Shoppes of South Semoran	5,339	9,785	(1,499)	5,672	7,953	13,625	(2,231)	11,394	—	08/31/2007
Shops at Kirby Drive	1,201	945	276	1,202	1,220	2,422	(483)	1,939	—	05/27/2008
Shops at Three Corners	6,215	9,303	10,394	10,587	15,325	25,912	(10,398)	15,514	—	12/31/1989
Silver Creek Plaza	3,231	12,924	3,414	3,228	16,341	19,569	(7,032)	12,537	(14,581)	04/02/2001
Six Forks Shopping Center	6,678	26,759	6,420	6,728	33,129	39,857	(13,262)	26,595	—	04/04/2002
Southampton Center	4,337	17,349	3,090	4,333	20,443	24,776	(8,784)	15,992	(19,750)	04/02/2001
Southgate Shopping Center	232	8,389	709	231	9,099	9,330	(5,696)	3,634	(5,544)	03/20/2008
Squaw Peak Plaza	816	3,266	3,250	818	6,514	7,332	(3,504)	3,828	—	12/20/1994
Stella Link Shopping Center	2,830	1,841	119	2,897	1,893	4,790	(1,624)	3,166	—	07/10/1970
Stonehenge Market	4,740	19,001	2,358	4,740	21,359	26,099	(8,752)	17,347	—	04/04/2002
Stony Point Plaza	3,489	13,957	11,384	3,453	25,377	28,830	(10,026)	18,804	(11,036)	04/02/2001
Summerhill Plaza	1,945	7,781	2,790	1,943	10,573	12,516	(5,165)	7,351	—	04/02/2001
Sunset 19 Shopping Center	5,519	22,076	3,515	5,547	25,563	31,110	(9,445)	21,665	—	10/29/2001
Surf City Crossing	3,220	52	5,025	2,655	5,642	8,297	(2,350)	5,947	—	12/06/2006
Tates Creek Centre	4,802	25,366	1,608	5,766	26,010	31,776	(8,821)	22,955	—	03/01/2004
The Centre at Post Oak	13,731	115	23,956	17,822	19,980	37,802	(12,682)	25,120	—	12/31/1996
The Commons at Dexter Lake	2,923	12,007	2,674	2,949	14,655	17,604	(5,770)	11,834	—	11/13/2008
The Commons at Dexter Lake II	2,023	6,940	330	2,039	7,254	9,293	(2,095)	7,198	—	11/13/2008
The Palms at Town & Country	56,833	195,203	65	45,679	206,422	252,101	(2,602)	249,499	—	07/27/2016
The Shoppes at Parkwood Ranch	4,369	52	10,339	2,420	12,340	14,760	(6,517)	8,243	—	12/31/2009
The Westside Center	14,952	10,350	105	14,952	10,455	25,407	(358)	25,049	—	12/22/2015
Thompson Bridge Commons	604	—	625	513	716	1,229	(112)	1,117	—	04/26/2005
Thousand Oaks Shopping Center	2,973	13,142	1,037	2,973	14,179	17,152	(5,090)	12,062	(9,746)	03/20/2008
TJ Maxx Plaza	3,400	19,283	3,550	3,430	22,803	26,233	(7,468)	18,765	—	03/01/2004
Tomball Marketplace	9,616	262	23,802	6,727	26,953	33,680	(9,844)	23,836	—	04/12/2006
Trenton Crossing/North McAllen	9,855	29,133	483	9,855	29,616	39,471	(1,178)	38,293	—	08/31/2015
Tropicana Beltway Center	13,947	42,186	1,498	13,949	43,682	57,631	(14,631)	43,000	—	11/20/2007
Tropicana Marketplace	2,118	8,477	(1,208)	1,206	8,181	9,387	(4,137)	5,250	—	07/24/1995
Valley Shopping Center	4,293	13,736	1,602	8,910	10,721	19,631	(3,182)	16,449	—	04/07/2006
Valley View Shopping Center	1,006	3,980	2,342	1,006	6,322	7,328	(3,617)	3,711	—	11/20/1996

Schedule III

	Initial Cost to Company			Gross Amounts Carried at Close of Period
Description	Land	Building and Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total (1)	Accumulated Depreciation	Total Costs, Net of Accumulated Depreciation	Encumbrances (2)	Date of Acquisition / Construction
Vizcaya Square Shopping Center	$3,044	$12,226	$2,187	$3,044	$14,413	$17,457	$(5,019)	$12,438	$—	12/18/2002
Wake Forest Crossing II	395	940	1,095	395	2,035	2,430	—	2,430	—	06/04/2014
Waterford Village	5,830	—	9,747	3,775	11,802	15,577	(5,906)	9,671	—	06/11/2004
Wellington Green Commons & Pad	16,500	32,489	614	16,500	33,103	49,603	(1,621)	47,982	(19,178)	04/20/2015
West Jordan Town Center	4,306	17,776	2,141	4,308	19,915	24,223	(6,816)	17,407	—	12/19/2003
Westchase Shopping Center	3,085	7,920	13,120	3,189	20,936	24,125	(12,646)	11,479	—	08/29/1978
Westhill Village Shopping Center	408	3,002	6,125	437	9,098	9,535	(5,423)	4,112	—	05/01/1958
Westland Fair	27,562	10,506	(7,851)	12,220	17,997	30,217	(9,415)	20,802	—	12/29/2000
Westminster Center	11,215	44,871	8,582	11,204	53,464	64,668	(22,675)	41,993	(47,250)	04/02/2001
Whitehall Commons	2,529	6,901	688	2,522	7,596	10,118	(2,405)	7,713	—	10/06/2005
Whole Foods @ Carrollwood	2,772	126	4,634	2,854	4,678	7,532	(846)	6,686	—	09/30/2011
Winter Park Corners	2,159	8,636	1,617	2,159	10,253	12,412	(4,192)	8,220	—	09/06/2001
	1,002,496	2,630,048	902,019	1,036,136	3,498,427	4,534,563	(1,151,835)	3,382,728	(417,951)
New Development:
Gateway Alexandria	42,163	2,669	789	42,468	3,153	45,621	—	45,621	—	11/01/2016
Nottingham Commons	19,523	2,398	19,161	21,229	19,853	41,082	(278)	40,804	—	09/24/2014
	61,686	5,067	19,950	63,697	23,006	86,703	(278)	86,425	—
Miscellaneous (not to exceed 5% of total)	130,469	9,355	28,055	141,953	25,926	167,879	(32,433)	135,446	—
Total of Portfolio	$1,194,651	$2,644,470	$950,024	$1,241,786	$3,547,359	$4,789,145	$(1,184,546)	$3,604,599	$(417,951)
___________________

(1)	The book value of our net fixed asset exceeds the tax basis by approximately $268.7 million at December 31, 2016.

(2)
Encumbrances do not include $21.8 million outstanding under fixed-rate mortgage debt associated with two properties each held in a tenancy-in-common arrangement, $1.7 million of deferred debt costs and $5.1 million of non-cash debt related items.

Depreciation is computed using the straight-line method, generally over estimated useful lives of 18-40 years for buildings and 10-20 years for parking lot surfacing and equipment. Tenant and leasehold improvements are depreciated over the remaining life of the lease or the useful life whichever is shorter.

Schedule III

The changes in total cost of the properties were as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Balance at beginning of year	$4,262,959	$4,076,094	$4,289,276
Additions at cost	654,513	319,789	144,474
Retirements or sales	(126,666)	(79,608)	(348,221)
Property held for sale	(1,563)	(53,163)	(9,435)
Impairment loss	(98)	(153)	—
Balance at end of year	$4,789,145	$4,262,959	$4,076,094
The changes in accumulated depreciation were as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Balance at beginning of year	$1,087,642	$1,028,619	$1,058,040
Additions at cost	131,120	120,426	125,226
Retirements or sales	(33,132)	(42,603)	(148,882)
Property held for sale	(1,084)	(18,800)	(5,765)
Balance at end of year	$1,184,546	$1,087,642	$1,028,619

Schedule IV
WEINGARTEN REALTY INVESTORS
MORTGAGE LOANS ON REAL ESTATE
DECEMBER 31, 2016
(Amounts in thousands)

	State	Interest Rate	Final Maturity Date	Periodic Payment Terms	Face Amount of Mortgages	Carrying Amount of Mortgages (1)
Shopping Centers:
First Mortgages:
College Park Realty Company	NV	7.00%	10/31/2053	At Maturity	$3,410	$3,410
Total Mortgage Loans on Real Estate					$3,410	$3,410
___________________

(1)	The aggregate cost at December 31, 2016 for federal income tax purposes is $3.4 million, and there are no prior liens to be disclosed.
Changes in mortgage loans are summarized below (in thousands):

	Year Ended December 31,
	2016	2015	2014
Balance, Beginning of Year	$3,410	$3,410	$15,438
Collections/Reductions of Principal	—	—	(12,028)
Balance, End of Year	$3,410	$3,410	$3,410