Form 10-Q
period 2017-03-31
WEINGARTEN REALTY INVESTORS /TX/
filed 2017-05-03
CIK 828916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES☒ NO☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     YES☒ NO☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES☐ NO☒
As of April 28, 2017, there were 128,388,696 common shares of beneficial interest of Weingarten Realty Investors, $.03 par value, outstanding.

PART I-FINANCIAL INFORMATION
ITEM 1. Financial Statements
WEINGARTEN REALTY INVESTORS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2017	2016
Revenues:
Rentals, net	$140,818	$128,509
Other	2,845	3,908
Total	143,663	132,417
Expenses:
Depreciation and amortization	42,449	37,879
Operating	29,910	23,536
Real estate taxes, net	17,517	15,857
Impairment loss	14,986	43
General and administrative	7,516	6,498
Total	112,378	83,813
Operating Income	31,285	48,604
Interest Expense, net	(21,082)	(20,891)
Interest and Other Income	1,754	211
Gain on Sale and Acquisition of Real Estate Joint Venture and Partnership Interests	—	37,392
Benefit (Provision) for Income Taxes	3,359	(5,899)
Equity in Earnings of Real Estate Joint Ventures and Partnerships, net	5,317	4,093
Income from Continuing Operations	20,633	63,510
Gain on Sale of Property	15,763	45,157
Net Income	36,396	108,667
Less: Net Income Attributable to Noncontrolling Interests	(5,570)	(1,593)
Net Income Attributable to Common Shareholders	$30,826	$107,074
Earnings Per Common Share - Basic:
Net income attributable to common shareholders	$.24	$.87
Earnings Per Common Share - Diluted:
Net income attributable to common shareholders	$.24	$.85
See Notes to Condensed Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2017	2016
Net Income	$36,396	$108,667
Other Comprehensive Income (Loss):
Net unrealized gain on investments, net of taxes	298	18
Net unrealized gain (loss) on derivatives	389	(4,431)
Reclassification adjustment of derivatives and designated hedges into net income	139	371
Retirement liability adjustment	377	377
Total	1,203	(3,665)
Comprehensive Income	37,599	105,002
Comprehensive Income Attributable to Noncontrolling Interests	(5,570)	(1,593)
Comprehensive Income Adjusted for Noncontrolling Interests	$32,029	$103,409
See Notes to Condensed Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share amounts)

	March 31, 2017	December 31, 2016
ASSETS
Property	$4,747,347	$4,789,145
Accumulated Depreciation	(1,189,269)	(1,184,546)
Property Held for Sale, net	15,998	479
Property, net *	3,574,076	3,605,078
Investment in Real Estate Joint Ventures and Partnerships, net	288,271	289,192
Total	3,862,347	3,894,270
Unamortized Lease Costs, net	201,321	208,063
Accrued Rent and Accounts Receivable (net of allowance for doubtful accounts of $6,844 in 2017 and $6,700 in 2016) *	90,883	94,466
Cash and Cash Equivalents *	3,615	16,257
Restricted Deposits and Mortgage Escrows	3,299	25,022
Other, net	190,626	188,850
Total Assets	$4,352,091	$4,426,928
LIABILITIES AND EQUITY
Debt, net *	$2,323,447	$2,356,528
Accounts Payable and Accrued Expenses	90,728	116,859
Other, net	191,053	191,887
Total Liabilities	2,605,228	2,665,274
Commitments and Contingencies	—	—
Deferred Compensation Share Awards	—	44,758
Equity:
Shareholders’ Equity:
Common Shares of Beneficial Interest - par value, $.03 per share; shares authorized: 275,000; shares issued and outstanding: 128,386 in 2017 and 128,072 in 2016	3,895	3,885
Additional Paid-In Capital	1,769,133	1,718,101
Net Income Less Than Accumulated Dividends	(196,844)	(177,647)
Accumulated Other Comprehensive Loss	(7,958)	(9,161)
Total Shareholders’ Equity	1,568,226	1,535,178
Noncontrolling Interests	178,637	181,718
Total Equity	1,746,863	1,716,896
Total Liabilities and Equity	$4,352,091	$4,426,928
* Consolidated variable interest entities' assets and debt included in the above balances (see Note 15):
Property, net	$216,223	$476,117
Accrued Rent and Accounts Receivable, net	9,723	11,066
Cash and Cash Equivalents	7,797	9,560
Debt, net	46,902	47,112
See Notes to Condensed Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2017	2016
Cash Flows from Operating Activities:
Net Income	$36,396	$108,667
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,449	37,879
Amortization of debt deferred costs and intangibles, net	768	699
Impairment loss	14,986	43
Equity in earnings of real estate joint ventures and partnerships, net	(5,317)	(4,093)
Gain on sale and acquisition of real estate joint venture and partnership interests	—	(37,392)
Gain on sale of property	(15,763)	(45,157)
Distributions of income from real estate joint ventures and partnerships	463	338
Changes in accrued rent and accounts receivable, net	2,812	8,086
Changes in unamortized lease costs and other assets, net	(6,154)	168
Changes in accounts payable, accrued expenses and other liabilities, net	(21,615)	(15,228)
Other, net	2,215	1,270
Net cash provided by operating activities	51,240	55,280
Cash Flows from Investing Activities:
Acquisition of real estate and land	(570)	(496)
Development and capital improvements	(51,779)	(25,505)
Proceeds from sale of property and real estate equity investments	52,600	106,053
Change in restricted deposits and mortgage escrows	21,877	(104,171)
Real estate joint ventures and partnerships - Investments	(198)	(42,025)
Real estate joint ventures and partnerships - Distribution of capital	4,686	24,609
Purchase of investments	(2,491)	(1,250)
Proceeds from investments	3,500	500
Other, net	511	2,481
Net cash provided by (used in) investing activities	28,136	(39,804)
Cash Flows from Financing Activities:
Principal payments of debt	(19,441)	(3,623)
Changes in unsecured credit facilities	(14,100)	30,500
Proceeds from issuance of common shares of beneficial interest, net	877	19,430
Common share dividends paid	(49,404)	(45,378)
Debt issuance and extinguishment costs paid	(153)	(4,452)
Distributions to noncontrolling interests	(8,651)	(2,139)
Other, net	(1,146)	(4,782)
Net cash used in financing activities	(92,018)	(10,444)
Net (decrease) increase in cash and cash equivalents	(12,642)	5,032
Cash and cash equivalents at January 1	16,257	22,168
Cash and cash equivalents at March 31	$3,615	$27,200
Interest paid during the period (net of amount capitalized of $823 and $520, respectively)	$24,138	$20,828
See Notes to Condensed Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, except per share amounts)

	Common Shares of Beneficial Interest	Additional Paid-In Capital	Net Income Less Than Accumulated Dividends	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance, January 1, 2016	$3,744	$1,616,242	$(222,880)	$(7,644)	$155,548	$1,545,010
Net income			107,074		1,593	108,667
Issuance of common shares, net	15	17,865				17,880
Shares issued under benefit plans, net	26	2,189				2,215
Dividends paid – common shares (1)			(45,378)			(45,378)
Distributions to noncontrolling interests					(2,139)	(2,139)
Other comprehensive loss				(3,665)		(3,665)
Balance, March 31, 2016	$3,785	$1,636,296	$(161,184)	$(11,309)	$155,002	$1,622,590
Balance, January 1, 2017	$3,885	$1,718,101	$(177,647)	$(9,161)	$181,718	$1,716,896
Net income			30,826		5,570	36,396
Shares issued under benefit plans, net	10	5,655				5,665
Change in classification of deferred compensation plan (see Note 1)		45,377				45,377
Change in redemption value of deferred compensation plan			(619)			(619)
Dividends paid – common shares (1)			(49,404)			(49,404)
Distributions to noncontrolling interests					(8,651)	(8,651)
Other comprehensive income				1,203		1,203
Balance, March 31, 2017	$3,895	$1,769,133	$(196,844)	$(7,958)	$178,637	$1,746,863
_______________

(1)	Common dividend per share was $.385 and $.365 for the three months ended March 31, 2017 and 2016, respectively.

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
We, and our predecessor entity, began the ownership of shopping centers and other commercial real estate in 1948. Our primary business is leasing space to tenants in the shopping centers we own. We also provide property management services for which we charge fees to either joint ventures where we are partners or other outside owners.
We operate a portfolio of neighborhood and community shopping centers, totaling approximately 44.4 million square feet of gross leaseable area, that is either owned by us or others. We have a diversified tenant base, with our largest tenant comprising only 3.0% of base minimum rental revenues during the first three months of 2017. Total revenues generated by our centers located in Houston and its surrounding areas was 20.3% of total revenue for the three months ended March 31, 2017, and an additional 8.9% of total revenue was generated during this period from centers that are located in other parts of Texas.
Basis of Presentation
Our condensed consolidated financial statements include the accounts of our subsidiaries, certain partially owned real estate joint ventures or partnerships and variable interest entities (“VIEs”) which meet the guidelines for consolidation. All intercompany balances and transactions have been eliminated.
The condensed consolidated financial statements included in this report are unaudited; however, amounts presented in the condensed consolidated balance sheet as of December 31, 2016 are derived from our audited financial statements at that date. In our opinion, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year.
The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q and certain information included in our annual financial statements and notes thereto has been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and related notes for the year ended December 31, 2016.
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
Our restricted deposits and mortgage escrows consist of the following (in thousands):

	March 31, 2017	December 31, 2016
Restricted cash (1)	$2,362	$23,489
Mortgage escrows	937	1,533
Total	$3,299	$25,022
_______________

(1)
The decrease between the periods presented is primarily attributable to $21 million of funds being released from a qualified escrow account for the purpose of completing like-kind exchange transactions.

Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component consists of the following (in thousands):

	Gain on Investments	Gain on Cash Flow Hedges		Defined Benefit Pension Plan		Total
Balance, December 31, 2016	$(964)	$(6,403)		$16,528		$9,161
Change excluding amounts reclassified from accumulated other comprehensive loss	(298)	(389)				(687)
Amounts reclassified from accumulated other comprehensive loss		(139)	(1)	(377)	(2)	(516)
Net other comprehensive income	(298)	(528)		(377)		(1,203)
Balance, March 31, 2017	$(1,262)	$(6,931)		$16,151		$7,958
	Gain on Investments	Gain on Cash Flow Hedges		Defined Benefit Pension Plan		Total
Balance, December 31, 2015	$(557)	$(8,160)		$16,361		$7,644
Change excluding amounts reclassified from accumulated other comprehensive loss	(18)	4,431				4,413
Amounts reclassified from accumulated other comprehensive loss		(371)	(1)	(377)	(2)	(748)
Net other comprehensive (income) loss	(18)	4,060		(377)		3,665
Balance, March 31, 2016	$(575)	$(4,100)		$15,984		$11,309
_______________
(1)    This reclassification component is included in interest expense (see Note 6 for additional information).
(2)    This reclassification component is included in the computation of net periodic benefit cost (see Note 13 for additional information).
Deferred Compensation Plan
Our deferred compensation plan was amended, effective April 1, 2016, to permit participants in this plan to diversify their holdings of our common shares of beneficial interest ("common shares") six months after vesting. Thus, as of April 1, 2016, the fully vested share awards and the proportionate share of nonvested share awards eligible for diversification was reclassified from additional paid-in capital to temporary equity in our Condensed Consolidated Balance Sheet. In February 2017, our deferred compensation plan was amended to provide that participants in the plan would no longer have the right to diversify their common shares six months after vesting. Thus, the fully vested share awards and the proportionate share of nonvested share awards eligible for diversification were reclassified from temporary equity into additional paid-in capital in our Condensed Consolidated Balance Sheet.
The following table summarizes the eligible share award activity since inception through the plan amendment date (in thousands):

	March 31, 2017	December 31, 2016
Balance at beginning of the period/inception	$44,758	$36,261
Change in redemption value	619	8,600
Change in classification	988	3,716
Diversification of share awards	—	(3,819)
Amendment reclassification	(46,365)	—
Balance at end of period	$—	$44,758

Retrospective Application of Accounting Standard Update
The retrospective application of adopting Accounting Standard Update No. 2016-09, "Improvements to Employee Share-Based Payment Accounting" on prior years' Condensed Consolidated Statement of Cash Flows was made to conform to the current year presentation (see Note 2 for additional information).
Note 2. Newly Issued Accounting Pronouncements
Adopted
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-09, "Improvements to Employee Share-Based Payment Accounting." This ASU was issued to simplify several aspects of share-based payment transactions, including: income tax consequences, classification of awards as equity or a liability, an option to recognize share compensation forfeitures as they occur and changes to classification within the statement of cash flows. The provisions of ASU No. 2016-09 were effective for us as of January 1, 2017. The adoption of this ASU resulted in a retrospective reclassification of $4.8 million in the condensed statement of cash flows for the three months ended March 31, 2016 from cash flows from operating activities in changes in accounts payable, accrued expenses and other liabilities, net to cash flows from financing activities in other, net for shares used to pay employees' tax withholdings.
In October 2016, the FASB issued ASU No. 2016-17, "Interests Held through Related Parties That Are Under Common Control." This ASU amends the consolidation guidance on how a reporting entity that is a single decision maker of a VIE should treat indirect interests in the entity held through related parties that are under common control when determining whether it is the primary beneficiary of that VIE. The provisions of ASU No. 2016-17 were effective for us as of January 1, 2017 on a retrospective basis. We have adopted this update, and the adoption did not have any impact to our condensed consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-01, "Business Combinations." This ASU narrows the definition of a business and provides a framework for evaluating whether a transaction is an acquisition of a business or an asset. The amendment provides a screen to evaluate whether a transaction is a business and requires that when substantially all of the fair value of the acquired assets can be concentrated in a single asset or identifiable group of similar assets, then the assets acquired are not a business. If the screen is not met, then to be considered a business, the assets must have an input and a substantive process to create outputs. The provisions of ASU No. 2017-01 are effective for us as of January 1, 2018, and early adoption is permitted. We have adopted this ASU prospectively as of January 1, 2017. Under this guidance, we expect most acquisitions of property to be accounted for as an asset acquisition. Additionally, certain acquisition costs that were previously expensed may be capitalized. For the three months ended March 31, 2016 and for the year ended December 31, 2016, we incurred acquisition costs of $49 thousand and $1.4 million, respectively.
Not Yet Adopted
In May 2014 , the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." This ASU's core objective is for an entity to recognize revenue based on the consideration it expects to receive in exchange for goods or services. Additionally, this ASU requires entities to use a single model in accounting for revenues derived from contracts with customers. ASU No. 2014-09 replaces prior guidance regarding the recognition of revenue from sales of real estate, except for revenue from sales that are part of a sale-leaseback transaction. The provisions of ASU No. 2014-09, as amended in subsequently issued amendments, are effective for us on January 1, 2018, and are required to be applied either on a retrospective or a modified retrospective approach.
We are in the process of evaluating the impact that the adoption of ASU 2014-09 will have on our consolidated financial statements and related disclosures. In identifying all of our revenue streams, the majority of our revenues result from leasing transactions which are not within the scope of the new standard and will be governed by the recently issued leasing guidance (see ASU No. 2016-02 below). Excluding revenues related to leasing transactions, the adoption of this standard may impact our other sources of revenue, which include management, leasing and other fee revenues from our unconsolidated and managed entities, as well as property dispositions. Although we are still evaluating, we believe there may be an impact in the timing associated with recognizing some of these revenues.

In January 2016, the FASB issued ASU No. 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities." This ASU will require equity investments, excluding those investments accounted for under the equity method of accounting or those that result in consolidation of the investee, to be measured at fair value with the changes in fair value recognized in net income; will simplify the impairment assessment of those investments; will eliminate the disclosure of the method(s) and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost and change the fair value calculation for those investments; will change the disclosure in other comprehensive income for financial liabilities that are measured at fair value in accordance with the fair value options for financial instruments; and will clarify that a deferred asset related to available-for-sale securities should be included in an entity's evaluation for a valuation allowance. The provisions of ASU No. 2016-01 are effective for us as of January 1, 2018. Although we are still assessing the impact of this ASU's adoption, we do not believe this ASU will have a material impact to our consolidated financial statements.
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
We are in the process of evaluating the impact to our 5,800 lessor leases and other lessee leases, if any, that the adoption of this ASU will have on our consolidated financial statements. We have currently identified some areas we believe may be impacted by this ASU. These include:

•
The bifurcation of lease arrangements in which contractual amounts due are on a gross basis and the amount under contract is not allocated between rental and expense reimbursements, such as real estate taxes and insurance. This process would be based on the underlying fair values of these items.

•
We have ground lease agreements in which we are the lessee for land underneath all or a portion of 18 centers and three administrative office leases that we account for as operating leases. We have one capital lease in which we are the lessee of two centers with a $21 million lease obligation. We will record any rights and obligations under these leases as an asset and liability at fair value on our consolidated balance sheets.

•
Determination of costs to be capitalized associated with leases. This ASU will limit the capitalization associated with certain costs, primarily certain internally-generated lease commissions, of which we capitalized internal costs of $2.0 million and $7.2 million for the three months ended March 31, 2016 and for the year ended December 31, 2016, respectively.

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
In August 2016, the FASB issued ASU No. 2016-15, "Classification of Certain Cash Receipts and Cash Payments." This ASU amends guidance to either add or clarify the classification of certain cash receipts and payments in the statement of cash flows. Eight specific issues were identified for further clarification and include: debt prepayment or extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of company-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions and the classification of cash flows that have aspects of more than one class of cash flows. The provisions of ASU No. 2016-15 are effective for us as of January 1, 2018 on a retrospective basis, and early adoption is permitted. Although we are still assessing the impact of this ASU's adoption, we do not believe this ASU will have a material impact to our consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, "Restricted Cash." This ASU amends prior guidance on restricted cash presentation and requires that restricted cash and restricted cash equivalents be included in the statement of cash flows. Changes in restricted cash and restricted cash equivalents that results from transfers between different cash categories should not be presented as cash flow activities in the statement of cash flows. The ASU also requires an entity to disclose information about the nature of restricted cash, as well as a reconciliation between the statement of financial position and the statement of cash flows when the statement of financial position has more than one line item for cash, cash equivalent, restricted cash and restricted cash equivalent. The provisions of ASU No. 2016-18 are effective for us as of January 1, 2018 on a retrospective basis, and early adoption is permitted. Although we are still assessing the impact of this ASU's adoption, we do not believe this ASU will have a material impact to our consolidated financial statements.
In February 2017, the FASB issued ASU No. 2017-05, "Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets." The ASU clarifies that a financial asset is within the scope of Subtopic 610-20 if it meets the definition, as amended, of an in substance nonfinancial asset. If substantially all of the fair value of assets that are promised to a counterparty in a contract is concentrated in nonfinancial assets, then all of the financial assets promised to the counterparty are in substance nonfinancial assets within the scope of Subtopic 610-20, including a parent transferring control of a nonfinancial asset through a transfer of ownership interests of a consolidated subsidiary. The provisions of ASU No. 2017-05 are effective for us as of January 1, 2018, and early adoption is permitted; however, it must be adopted at the same time ASU 2014-09 is adopted. We are currently assessing the impact, if any, that the adoption of this ASU will have on our consolidated financial statements.
In March 2017, the FASB issued ASU No. 2017-07, "Improving the Presentation of Net Periodic Pensions Cost and Net Periodic Postretirement Benefit Cost." The ASU requires the service cost component to be reported as compensation costs arising from services rendered by pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside income from operations. Additionally, only the service cost component will be eligible for capitalization when applicable. The provisions of ASU No. 2017-07 are effective for us as of January 1, 2018 on a retrospective basis, and early adoption is permitted. We are currently assessing the impact, if any, that the adoption of this ASU will have on our consolidated financial statements.
Note 3. Property
Our property consists of the following (in thousands):

	March 31, 2017	December 31, 2016
Land	$1,112,752	$1,107,072
Land held for development	73,996	82,953
Land under development	48,220	51,761
Buildings and improvements	3,432,320	3,489,685
Construction in-progress	80,059	57,674
Total	$4,747,347	$4,789,145
During the three months ended March 31, 2017, we sold three centers and other property. Aggregate gross sales proceeds from these transactions approximated $54.5 million and generated gains of approximately $15.8 million. Also, during the three months ended March 31, 2017, we invested $30.4 million in new development projects, which includes the purchase of the retail portion of a mixed-use project in Seattle, Washington that was subject to a contractual obligation at December 31, 2016.
At March 31, 2017, one center, totaling $37.3 million before accumulated depreciation, was classified as held for sale. At December 31, 2016, one center, totaling $1.6 million before accumulated depreciation, was classified as held for sale. Neither of these centers qualified to be reported in discontinued operations, and each has been sold subsequent to the applicable reporting period.

Note 4. Investment in Real Estate Joint Ventures and Partnerships
We own interests in real estate joint ventures or limited partnerships and have tenancy-in-common interests in which we exercise significant influence, but do not have financial and operating control. We account for these investments using the equity method, and our interests range from 20% to 75% for the periods presented in 2017 and 2016. Combined condensed financial information of these ventures (at 100%) is summarized as follows (in thousands):

	March 31, 2017	December 31, 2016
Combined Condensed Balance Sheets
ASSETS
Property	$1,198,271	$1,196,770
Accumulated depreciation	(268,520)	(261,392)
Property, net	929,751	935,378
Other assets, net	114,829	114,554
Total Assets	$1,044,580	$1,049,932
LIABILITIES AND EQUITY
Debt, net (primarily mortgages payable)	$300,251	$301,480
Amounts payable to Weingarten Realty Investors and Affiliates	12,293	12,585
Other liabilities, net	23,580	24,902
Total Liabilities	336,124	338,967
Equity	708,456	710,965
Total Liabilities and Equity	$1,044,580	$1,049,932

	Three Months Ended March 31,
	2017	2016
Combined Condensed Statements of Operations
Revenues, net	$34,738	$35,922
Expenses:
Depreciation and amortization	9,013	9,381
Interest, net	2,967	4,008
Operating	6,118	7,603
Real estate taxes, net	4,268	4,492
General and administrative	368	143
Provision for income taxes	7	59
Impairment loss	—	1,303
Total	22,741	26,989
Gain on sale of non-operating property	—	373
Net income	$11,997	$9,306

Our investment in real estate joint ventures and partnerships, as reported in our Condensed Consolidated Balance Sheets, differs from our proportionate share of the entities' underlying net assets due to basis differences, which arose upon the transfer of assets to the joint ventures. The net positive basis differences, which totaled $2.5 million and $2.6 million at March 31, 2017 and December 31, 2016, respectively, are generally amortized over the useful lives of the related assets.
Our real estate joint ventures and partnerships have determined from time to time that the carrying amount of certain centers was not recoverable and that the centers should be written down to fair value. There was no impairment charge for the three months ended March 31, 2017. For the three months ended March 31, 2016, there was a $1.3 million impairment charge associated with a center that was marketed and sold during the period.
Fees earned by us for the management of these real estate joint ventures and partnerships totaled $1.5 million and $1.2 million for the three months ended March 31, 2017 and 2016, respectively.
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
In December 2016, we entered into a new joint venture agreement for the development of a mixed-use project, of which we anticipate having an aggregated 90% interest upon the future purchase of land in 2017 (See Note 15 for additional information).
As of December 31, 2015, we held a combined 51% interest in an unconsolidated real estate joint venture that owned three centers in Colorado with total assets and debt of $43.7 million and $72.4 million, respectively. In February 2016, in exchange for our partners' aggregate 49% interest in this venture and $2.5 million in cash, we distributed one center to our partners. We have consolidated this venture as of the transaction date and re-measured our investment in this venture to its fair value.
Note 5. Debt
Our debt consists of the following (in thousands):

	March 31, 2017	December 31, 2016
Debt payable, net to 2038 (1)	$2,004,422	$2,023,403
Unsecured notes payable under credit facilities	230,900	245,000
Debt service guaranty liability	67,125	67,125
Obligations under capital leases	21,000	21,000
Total	$2,323,447	$2,356,528
_______________

(1)	At March 31, 2017, interest rates ranged from 2.3% to 7.9% at a weighted average rate of 3.9%. At December 31, 2016, interest rates ranged from 1.7% to 7.9% at a weighted average rate of 4.0%.

The allocation of total debt between fixed and variable-rate as well as between secured and unsecured is summarized below (in thousands):

	March 31, 2017	December 31, 2016
As to interest rate (including the effects of interest rate contracts):
Fixed-rate debt	$2,070,858	$2,089,769
Variable-rate debt	252,589	266,759
Total	$2,323,447	$2,356,528
As to collateralization:
Unsecured debt	$1,899,837	$1,913,399
Secured debt	423,610	443,129
Total	$2,323,447	$2,356,528
We maintain a $500 million unsecured revolving credit facility, which was amended and extended on March 30, 2016. This facility expires in March 2020, provides for two consecutive six-month extensions upon our request and borrowing rates that float at a margin over LIBOR plus a facility fee. At March 31, 2017 and December 31, 2016, the borrowing margin and facility fee, which are priced off a grid that is tied to our senior unsecured credit ratings, were 90 and 15 basis points, respectively. The facility also contains a competitive bid feature that allows us to request bids for up to $250 million. Additionally, an accordion feature allows us to increase the facility amount up to $850 million.
Additionally, we have an agreement with a bank for a short-term, unsecured facility, which was amended and extended on March 27, 2017, totaling $10 million that we maintain for cash management purposes which matures in March 2018. At March 31, 2017, the facility provided for fixed interest rate loans at a 30-day LIBOR rate plus a borrowing margin, facility fee and an unused facility fee of 125, 10, and 5 basis points, respectively. At December 31, 2016, the borrowing margin, facility fee and an unused facility fee was 125, 10, and 10 basis points, respectively.
The following table discloses certain information regarding our unsecured notes payable under our credit facilities (in thousands, except percentages):

	March 31, 2017	December 31, 2016
Unsecured revolving credit facility:
Balance outstanding	$226,000	$245,000
Available balance	268,386	250,140
Letters of credit outstanding under facility	5,614	4,860
Variable interest rate (excluding facility fee)	1.7%	1.5%
Unsecured short-term facility:
Balance outstanding	$4,900	$—
Variable interest rate (excluding facility fee)	2.3%	—%
Both facilities:
Maximum balance outstanding during the period	$245,000	$372,000
Weighted average balance	211,034	141,017
Year-to-date weighted average interest rate (excluding facility fee)	1.6%	1.3%
Related to a development project in Sheridan, Colorado, we have provided a guaranty for the payment of any debt service shortfalls until a coverage rate of 1.4x is met on tax increment revenue bonds issued in connection with the project. The bonds are to be repaid with incremental sales and property taxes and a public improvement fee (“PIF”) to be assessed on current and future retail sales and, to the extent necessary, any amounts we may have to provide under a guaranty. The incremental taxes and PIF are to remain intact until the earlier of the date the bond liability has been paid in full or 2040. Therefore, a debt service guaranty liability equal to the fair value of the amounts funded under the bonds was recorded. As of both March 31, 2017 and December 31, 2016, we had $67.1 million outstanding for the debt service guaranty liability.

In December 2016, we repaid $75 million of fixed-rate unsecured medium term notes upon maturity at a weighted average interest rate of 5.5%.
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
Various leases and properties, and current and future rentals from those leases and properties, collateralize certain debt. At both March 31, 2017 and December 31, 2016, the carrying value of such assets aggregated $.7 billion.
Scheduled principal payments on our debt (excluding $230.9 million unsecured notes payable under our credit facilities, $21.0 million of certain capital leases, $(5.9) million net premium/(discount) on debt, $(10.1) million of deferred debt costs, $4.9 million of non-cash debt-related items, and $67.1 million debt service guaranty liability) are due during the following years (in thousands):

2017 remaining	$67,268
2018	80,427
2019	56,245
2020	237,779
2021	17,667
2022	307,614
2023	305,694
2024	255,954
2025	303,302
2026	277,291
Thereafter	106,316
Total	$2,015,557
Our various debt agreements contain restrictive covenants, including minimum interest and fixed charge coverage ratios, minimum unencumbered interest coverage ratios, minimum net worth requirements and maximum total debt levels. We are not aware of any non-compliance with our public debt and revolving credit facility covenants as of March 31, 2017.
Note 6. Derivatives and Hedging
The fair value of all our interest rate swap contracts was reported as follows (in thousands):

	Assets		Liabilities
	Balance Sheet Location	Amount	Balance Sheet Location	Amount
Designated Hedges:
March 31, 2017	Other Assets, net	$872	Other Liabilities, net	$—
December 31, 2016	Other Assets, net	126	Other Liabilities, net	—

The gross presentation, the effects of offsetting for derivatives with the right to offset under master netting agreements and the net presentation of our interest rate swap contracts is as follows (in thousands):

				Gross Amounts Not Offset in Balance Sheet
	Gross Amounts Recognized	Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
March 31, 2017
Assets	$872	$—	$872	$—	$—	$872

December 31, 2016
Assets	126	—	126	—	—	126
Cash Flow Hedges
As of March 31, 2017 and December 31, 2016, we had three interest rate swap contracts, maturing through March 2020, with an aggregate notional amount of $200 million that were designated as cash flow hedges and fix the LIBOR component of the interest rates at 1.5%. We have determined that these contracts are highly effective in offsetting future variable interest cash flows.
During 2016, we entered into and settled a forward-starting interest rate swap contract with an aggregate notional amount of $200 million hedging future fixed-rate debt issuances, which fixed the 10-year swap rates at 1.5% per annum. Upon settlement of this contract in August 2016, we paid $2.1 million resulting in a loss of $2.0 million in accumulated other comprehensive loss.
As of March 31, 2017 and December 31, 2016, the net gain balance in accumulated other comprehensive loss relating to cash flow interest rate swap contracts was $6.9 million and $6.4 million, respectively, and will be reclassified to net interest expense as interest payments are made on the originally hedged debt. Within the next 12 months, approximately $.4 million in accumulated other comprehensive loss is expected to be reclassified as a reduction to interest expense related to our interest rate contracts.
A summary of cash flow interest rate swap contract hedging activity is as follows (in thousands):

Derivatives Hedging Relationships	Amount of (Gain) Loss Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Three Months Ended March 31, 2017	$(389)	Interest expense, net	$(139)	Interest expense, net	—
Three Months Ended March 31, 2016	4,431	Interest expense, net	(371)	Interest expense, net	—
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
Note 7. Common Shares of Beneficial Interest
At March 31, 2017, we had an at-the-market ("ATM") equity offering program under which we may, but are not obligated to, sell up to $250 million of common shares, in amounts and at times as we determine, at prices determined by the market at the time of sale. Actual sales may depend on a variety of factors including, among others, market conditions, the trading price of our common shares, and determinations by management of the appropriate sources of funding for us. We intend to use the net proceeds from future sales for general trust purposes, which may include acquisitions and reducing borrowings under our $500 million unsecured revolving credit facility, repaying other indebtedness or repurchasing outstanding debt.
No shares were sold under the ATM equity program during three months ended March 31, 2017. The following shares were sold under the ATM equity offering programs as of March 31, 2016 (in thousands, except per share amounts):

Shares sold	485
Weighted average price per share	$37.25
Gross proceeds	$18,065
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

Note 8. Impairment
The following impairment charges were recorded on the following assets based on the difference between the carrying amount of the assets and the estimated fair value (see Note 16 for additional fair value information) (in thousands):

	Three Months Ended March 31,
	2017	2016
Continuing operations:
Properties held for sale, marketed for sale or sold (1)	$12,172	$43
Land held for development and undeveloped land (1)	2,719	—
Other	95	—
Total impairment charges	14,986	43
Other financial statement captions impacted by impairment:
Equity in earnings of real estate joint ventures and partnerships, net	—	326
Net income attributable to noncontrolling interests	36	—
Net impact of impairment charges	$15,022	$369
___________________

(1)	Amounts reported were based on changes in management's plans for the properties, third party offers, recent comparable market transactions and/or a change in market conditions.
Note 9. Supplemental Cash Flow Information
Non-cash investing and financing activities are summarized as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Accrued property construction costs	$7,854	$8,667
Consolidation of real estate joint venture:
Increase in property, net	—	58,665
Increase in restricted deposits and mortgage escrows	—	30
Increase in debt, net	—	48,727
Increase in security deposits	—	169
Increase in equity associated with deferred compensation plan (see Note 1)	44,758	—

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

	Three Months Ended March 31,
	2017	2016
Numerator:
Income from continuing operations	$20,633	$63,510
Gain on sale of property	15,763	45,157
Net income attributable to noncontrolling interests	(5,570)	(1,593)
Net income attributable to common shareholders - basic	30,826	107,074
Income attributable to operating partnership units	—	499
Net income attributable to common shareholders - diluted	$30,826	$107,573
Denominator:
Weighted average shares outstanding – basic	127,610	123,593
Effect of dilutive securities:
Share options and awards	938	1,216
Operating partnership units	—	1,462
Weighted average shares outstanding – diluted	128,548	126,271
Anti-dilutive securities of our common shares, which are excluded from the calculation of earnings per common share – diluted, are as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Share options (1)	—	463
Operating partnership units	1,462	—
Total anti-dilutive securities	1,462	463
_______________

(1)	Exclusion results as exercise prices were greater than the average market price for each respective period.
Note 11. Share Options and Awards
During 2017, we granted share awards incorporating both service-based and market-based measures to promote share ownership among the participants and to emphasize the importance of total shareholder return ("TSR"). The terms of each grant vary depending upon the participant's responsibilities and position within the Company. We categorize these share awards as either service-based share awards or market-based share awards. All awards were valued at the fair market value on the date of grant and earn dividends from the date of grant. Compensation expense is measured at the grant date and recognized over the vesting period. Generally, unvested share awards are forfeited upon the termination of the participant’s employment with us.

The fair value of the market-based share awards was estimated on the date of grant using a Monte Carlo valuation model based on the following assumptions:

	Three Months Ended March 31, 2017
	Minimum	Maximum
Dividend yield	0.0%	4.1%
Expected volatility (1)	16.1%	19.1%
Expected life (in years)	N/A	3
Risk-free interest rate	0.7%	1.5%
_______________
(1)    Includes the volatility of the FTSE NAREIT U.S. Shopping Center Index and Weingarten Realty Investors.
A summary of the status of unvested share awards for the three months ended March 31, 2017 is as follows:

	Unvested Share Awards	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2017	590,854	$32.52
Granted:
Service-based awards	121,999	35.82
Market-based awards relative to FTSE NAREIT U.S. Shopping Center Index	54,454	39.00
Market-based awards relative to three-year absolute TSR	54,454	25.65
Vested	(199,844)	30.44
Forfeited	(1,377)	33.38
Outstanding, March 31, 2017	620,540	$33.81
As of March 31, 2017 and December 31, 2016, there was approximately $3.7 million and $2.0 million, respectively, of total unrecognized compensation cost related to unvested share awards, which is expected to be amortized over a weighted average of 2.2 years and 1.8 years, respectively.
Note 12. Employee Benefit Plans
Defined Benefit Plan
We sponsor a noncontributory qualified retirement plan. The components of net periodic benefit cost for this plan are as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Service cost	$343	$309
Interest cost	514	498
Expected return on plan assets	(759)	(729)
Recognized loss	377	377
Total	$475	$455
The expected contribution to be paid to the qualified retirement plan during 2017 is approximately $2.0 million. During 2016, we contributed $2.0 million to the qualified retirement plan.

Defined Contribution Plans
Compensation expense related to our defined contribution plans was $1.2 million and $.9 million for the three months ended March 31, 2017 and 2016, respectively.
Note 13. Related Parties
Through our management activities and transactions with our real estate joint ventures and partnerships, we had net accounts receivable of $2.0 million and $2.2 million outstanding as of March 31, 2017 and December 31, 2016, respectively. At both March 31, 2017 and December 31, 2016, we also had accounts payable and accrued expenses of $.3 million. We recorded joint venture fee income for the three months ended March 31, 2017 and 2016 of $1.5 million and $1.2 million, respectively.
In September 2016, we acquired a partner's 50% interest in an unconsolidated tenancy-in-common arrangement for approximately $13.5 million that we had previously accounted for under the equity method. This transaction resulted in the consolidation of the property in our condensed consolidated financial statements, and we recognized a gain of $9.0 million on the fair value remeasurement of our equity method investment.
In October 2016, an unconsolidated joint venture distributed land to both us and our partner, and we recognized a gain of $1.9 million associated with the remeasurement of a land parcel. Also, we paid a payable totaling $4.8 million due to the unconsolidated joint venture. In November 2016, we acquired our partner’s interest in two consolidated joint ventures for an aggregate amount of $3.3 million.
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
Note 14. Commitments and Contingencies
Commitments and Contingencies
As of March 31, 2017 and December 31, 2016, we participated in two real estate ventures structured as DownREIT partnerships that have centers in Arkansas, North Carolina and Texas. We have operating and financial control over these ventures and consolidate them in our condensed consolidated financial statements. These ventures allow the outside limited partners to put their interest in the partnership to us, and we have the option to redeem the interest in cash or a fixed number of our common shares, at our discretion. We also participate in a real estate venture that has a property in Texas that allows its outside partner to put operating partnership units to us. We have the option to redeem these units in cash or a fixed number of our common shares, at our discretion. The aggregate redemption value of these interests was approximately $49 million and $52 million as of March 31, 2017 and December 31, 2016, respectively.
As of March 31, 2017, we have entered into commitments aggregating $30.9 million comprised principally of construction contracts which are generally due in 12 to 36 months.
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
Litigation
We are involved in various matters of litigation arising in the normal course of business. While we are unable to predict the amounts involved, our management and counsel are of the opinion that, when such litigation is resolved, any additional liability, if any, will not have a material effect on our condensed consolidated financial statements.
Note 15. Variable Interest Entities
Consolidated VIEs:
At both March 31, 2017 and December 31, 2016, nine of our real estate joint ventures, whose activities primarily consisted of owning and operating 23 and 25 neighborhood/community shopping centers, respectively, were determined to be VIEs. Based on a financing agreement by one of our real estate joint ventures that has a bottom dollar guaranty, which is disproportionate to our ownership, we have determined that we are the primary beneficiary and have consolidated this joint venture. For the remaining real estate joint ventures, we concluded we are the primary beneficiary based primarily on our significant power to direct the entities' activities without any substantive kick-out or participating rights.
At December 31, 2016, in conjunction with the acquisition of a property with a net book value of $249.5 million, we had a like-kind exchange agreement with a third party intermediary for tax purposes. The third party purchased the property via our financing, and then leased the property to us. Based on the associated agreements, we had determined that the entity was a VIE, and we were the primary beneficiary based on our significant power to direct the entity's activities without any substantive kick-out or participating rights. Accordingly, we consolidated the property and its operations as of the respective acquisition date. As of March 31, 2017, the ownership of this property was conveyed to us in accordance with the terms of the like-kind exchange agreement, and we no longer have a VIE.
A summary of our consolidated VIEs is as follows (in thousands):

	March 31, 2017	December 31, 2016
Assets Held by VIEs (1)	$240,676	$504,293
Assets Held as Collateral for Debt (2)	43,237	46,136
Maximum Risk of Loss (2)	29,784	29,784
___________________

(1)	$249.5 million of assets at December 31, 2016 ceased to be considered a VIE (see above).

(2)	Represents the amount of debt and related assets held as collateral associated with the bottom dollar guaranty at one real estate joint venture.
Restrictions on the use of these assets can be significant because they may serve as collateral for debt. Further, we are generally required to obtain our partner's approval in accordance with the joint venture agreement for any major transactions. Transactions with these joint ventures on our condensed consolidated financial statements have primarily been positive as demonstrated by the generation of net income and operating cash flows, as well as the receipt of cash distributions. We and our partners are subject to the provisions of the joint venture agreements which include provisions for when additional contributions may be required to fund operating cash shortfalls, development expenditures and unplanned capital expenditures. For the three months ended March 31, 2017, $.1 million in additional contributions were made primarily to fund an operating shortfall. During 2016, $2.5 million in additional contributions were made primarily for capital activities. We currently anticipate that $.1 million of additional contributions will be made during the remainder of 2017.

Unconsolidated VIEs:
At both March 31, 2017 and December 31, 2016, two unconsolidated real estate joint ventures were determined to be VIEs. We have determined that one entity was a VIE through the issuance of a secured loan, since the lender had the ability to make decisions that could have a significant impact on the success of the entity. Based on the associated agreements for the future development of a mixed-use project, we concluded that the other entity was a VIE, but we are not the primary beneficiary as the substantive participating rights associated with the entity are shared, and we do not have the power to direct the significant activities of the entity.
A summary of our unconsolidated VIEs is as follows (in thousands):

	March 31, 2017	December 31, 2016
Investment in Real Estate Joint Ventures and Partnerships, net (1) (2)	$1,084	$886
Maximum Risk of Loss (3)	34,000	34,000
___________________

(1)	The carrying amount of the investment represents our contributions to the real estate joint ventures, net of any distributions made and our portion of the equity in earnings of the joint ventures.

(2)
As of March 31, 2017 and December 31, 2016, the carrying amount of the investment for one VIE is $(8) million and $(9) million, respectively, which is included in Other Liabilities and results from the distribution of proceeds from the issuance of debt.

(3)	The maximum risk of loss has been determined to be limited to our debt exposure for the real estate joint ventures.
We and our partners are subject to the provisions of the joint venture agreements that specify conditions, including operating shortfalls, development expenditures and unplanned capital expenditures, under which additional contributions may be required. With respect to our future development of a mixed-used project, we anticipate funding approximately $127 million in equity and debt through 2020.
Note 16. Fair Value Measurements
Recurring Fair Value Measurements:
Assets and liabilities measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016, aggregated by the level in the fair value hierarchy in which those measurements fall, are as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at March 31, 2017
Assets:
Investments, mutual funds held in a grantor trust	$27,484			$27,484
Investments, mutual funds	8,130			8,130
Derivative instruments:
Interest rate contracts		$872		872
Total	$35,614	$872	$—	$36,486
Liabilities:
Deferred compensation plan obligations	$27,484			$27,484
Total	$27,484	$—	$—	$27,484

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2016
Assets:
Investments, mutual funds held in a grantor trust	$26,328			$26,328
Investments, mutual funds	7,670			7,670
Derivative instruments:
Interest rate contracts		$126		126
Total	$33,998	$126	$—	$34,124
Liabilities:
Deferred compensation plan obligations	$26,328			$26,328
Total	$26,328	$—	$—	$26,328
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

No assets were measured at fair value on a nonrecurring basis at December 31, 2016. Assets measured at fair value on a nonrecurring basis at March 31, 2017 aggregated by the level in the fair value hierarchy in which those measurements fall, are as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value	Total Gains (Losses) (1)
Property (2)		$12,901	$5,896	$18,797	$(10,265)
Property held for sale (3)		15,998		15,998	(3,123)
Investment in real estate joint ventures and partnerships (4)			961	961	(95)
Total	$—	$28,899	$6,857	$35,756	$(13,483)
____________

(1)	Total gains (losses) exclude impairments on disposed assets because they are no longer held by us.

(2)
In accordance with our policy of evaluating and recording impairments on the disposal of long-lived assets, property with a carrying amount of $29.1 million was written down to a fair value of $18.8 million, resulting in a loss of $10.3 million, which was included in earnings for the period. Management’s estimate of fair value of these properties was determined using a bona fide purchase offer for the Level 2 inputs. See the quantitative information about the significant unobservable inputs used for our Level 3 fair value measurements table below.

(3)
Property held for sale with a carrying amount of $19.1 million was written down to a fair value of $16.6 million, less costs to sale of $.6 million, resulting in a loss of $3.1 million, which was included in earnings for the period. Management’s estimate of the fair value of these properties was determined using bona fide purchase offers for the Level 2 inputs.

(4)
Our net investment in real estate joint ventures and partnerships with a carrying amount of $1.1 million was written down to a fair value of $1.0 million, resulting in a loss of $.1 million, which was included in earnings for the period. See the quantitative information about the significant unobservable inputs used for our Level 3 fair value measurements table below.

Fair Value Disclosures:
Unless otherwise described below, short-term financial instruments and receivables are carried at amounts which approximate their fair values based on their highly-liquid nature, short-term maturities and/or expected interest rates for similar instruments.
Schedule of our fair value disclosures is as follows (in thousands):

	March 31, 2017			December 31, 2016
	Carrying Value	Fair Value Using Significant Other Observable Inputs (Level 2)	Fair Value Using Significant Unobservable Inputs (Level 3)	Carrying Value	Fair Value Using Significant Other Observable Inputs (Level 2)	Fair Value Using Significant Unobservable Inputs (Level 3)
Other Assets:
Tax increment revenue bonds (1)	$23,910		$23,910	$23,910		$23,910
Investments, held to maturity (2)	4,241	$4,241		5,240	$5,248
Debt:
Fixed-rate debt	2,070,858		2,119,536	2,089,769		2,132,082
Variable-rate debt	252,589		251,321	266,759		265,230
_______________

(1)	At March 31, 2017 and December 31, 2016, the credit loss balance on our tax increment revenue bonds was $31.0 million.

(2)
Investments held to maturity are recorded at cost. As of March 31, 2017, no unrealized gain or loss was recognized on these investments, and at December 31, 2016, an $8 thousand unrealized gain was recognized.

The quantitative information about the significant unobservable inputs used for our Level 3 fair value measurements as of March 31, 2017 and December 31, 2016 reported in the above tables, is as follows:

Description	Fair Value at			Unobservable Inputs	Range
	March 31, 2017	December 31, 2016			Minimum		Maximum
	(in thousands)		Valuation Technique		2017	2016	2017	2016
Property	$5,896	$—	Discounted cash flows	Discount rate	7.5%		12.0%
				Capitalization rate	7.0%		10.0%
				Holding period (years)	5		10
				Expected future inflation rate (1)			2.0%
				Market rent growth rate (1)	2.0%		3.0%
				Expense growth rate (1)			2.0%
				Vacancy rate (1)	—%		20.0%
				Renewal rate (1)			70.0%
				Average market rent rate (1)	$11.00		$16.00
				Average leasing cost per square foot (1)	$10.00		$35.00
Investment in real estate joint ventures and partnerships	961	—	Bona fide purchase offers	Contract price
Tax increment revenue bonds	23,910	23,910	Discounted cash flows	Discount rate	6.5%	6.5%	7.5%	7.5%
				Expected future growth rate	1.0%	1.0%	2.5%	2.0%
				Expected future inflation rate	1.0%	1.0%	3.0%	3.0%
Fixed-rate debt	2,119,536	2,132,082	Discounted cash flows	Discount rate	3.0%	3.0%	5.1%	5.2%
Variable-rate debt	251,321	265,230	Discounted cash flows	Discount rate	1.9%	1.6%	2.6%	2.4%
_______________

(1)	Only applies to one property valuation.
*****

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This quarterly report on Form 10-Q, together with other statements and information publicly disseminated by us, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect actual results, performances or achievements. As described in "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2016, factors which may cause actual results to differ materially from current expectations include, but are not limited to, (i) disruptions in financial markets, (ii) general economic and local real estate conditions, (iii) the inability of major tenants to continue paying their rent obligations due to bankruptcy, insolvency or general downturn in their business, (iv) financing risks, such as the inability to obtain equity, debt, or other sources of financing on favorable terms, (v) changes in governmental laws and regulations, (vi) the level and volatility of interest rates, (vii) the availability of suitable acquisition opportunities, (viii) the ability to dispose of properties, (ix) changes in expected development activity, (x) increases in operating costs, (xi) tax matters, including the failure to qualify as a real estate investment trust, and (xii) investments through real estate joint ventures and partnerships, which involve risks not present in investments in which we are the sole investor. Accordingly, there is no assurance that our expectations will be realized. We do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.
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
Executive Overview
Weingarten Realty Investors is a REIT organized under the Texas Business Organizations Code. We, and our predecessor entity, began the ownership of shopping centers and other commercial real estate in 1948. Our primary business is leasing space to tenants in the shopping centers we own. We also provide property management services for which we charge fees to either joint ventures where we are partners or other outside owners.
We operate a portfolio of rental properties, primarily neighborhood and community shopping centers, totaling approximately 44.4 million square feet of gross leaseable area, that is either owned by us or others. We have a diversified tenant base with our largest tenant comprising only 3.0% of base minimum rental revenues during the first three months of 2017.
At March 31, 2017, we owned or operated under long-term leases, either directly or through our interest in real estate joint ventures or partnerships, a total of 218 properties, which are located in 18 states spanning the country from coast to coast.
We also owned interests in 28 parcels of land held for development that totaled approximately 18.8 million square feet at March 31, 2017.
We had approximately 5,800 leases with 3,800 different tenants at March 31, 2017. Leases for our properties range from less than a year for smaller spaces to over 25 years for larger tenants. Rental revenues generally include minimum lease payments, which often increase over the lease term, reimbursements of property operating expenses, including real estate taxes, and additional rent payments based on a percentage of the tenants’ sales. Our anchor tenants are supermarkets, value-oriented apparel/discount stores and other retailers or service providers who generally sell basic necessity-type goods and services. We believe the stability of our anchor tenants, combined with convenient locations, attractive and well-maintained properties, high quality retailers and a strong tenant mix, should ensure the long-term success of our merchants and the viability of our portfolio.

Our goal is to remain a leader in owning and operating top-tier neighborhood and community shopping centers in certain markets of the United States. Our strategic initiatives include: (1) raising net asset value and cash flow through quality acquisitions, redevelopments and new developments, (2) maintaining a strong, flexible consolidated balance sheet and a well-managed debt maturity schedule and (3) growing net operating income from our existing portfolio by increasing occupancy and rental rates. We believe these initiatives will keep our portfolio of properties among the strongest in our sector. Due to current capitalization rates in the market along with the uncertainty of the impact of increasing interest rates, we will continue to be very prudent in our evaluation of all new investment opportunities. As activity in secondary and tertiary markets has remained consistent with the past year, we will continue to monitor such activity, and our disposition activity could increase accordingly. Additionally, the commercial mortgage-backed securities ("CMBS") market has been a significant source of financing for buyers of our disposition properties. While new financial market regulations could continue to contribute to a fairly significant reduction in CMBS originations in 2017, we believe this market has begun to stabilize. However, availability within the CMBS markets for 2017 and beyond remains uncertain.
We intend to recycle non-core operating centers that no longer meet our ownership criteria and that will provide capital for growth opportunities. During the three months ended March 31, 2017, we disposed of real estate assets, which were owned by us either directly or through our interest in real estate joint ventures or partnerships, with our share of aggregate gross sales proceeds totaling $47.4 million. We expect to complete dispositions in the range of $125 million to $225 million during 2017; however, we can give no assurances that this will actually occur or that we may potentially exceed this range. Subsequent to March 31, 2017, we sold real estate assets with our share of aggregate gross sales proceeds totaling $53.2 million. We have approximately $71.9 million of dispositions currently under contracts or letters of intent; however, there are no assurances that these transactions will close at such prices or at all.
We intend to continue to actively seek acquisition properties that meet our return hurdles and to actively evaluate other opportunities as they enter the market. For 2017, we expect to invest in acquisitions in amounts between $125 million and $225 million; however, there are no assurances that this will actually occur.
We intend to continue to focus on identifying new development projects as another source of growth, as well as continue to look for internal growth opportunities. Although we have recently begun the development of two mixed-use projects, the opportunities for additional new development projects are limited at this time due to a lack of demand for new retail space. During the three months ended March 31, 2017, we invested $30.4 million in three new development projects that are partially or wholly owned, and effective January 1, 2017, we stabilized the development in White Marsh, Maryland, moving it to our operating property portfolio. This development is 100% leased with an investment of $46 million and an 8% yield. Also during the three months ended March 31, 2017, we invested $5.9 million in 15 redevelopment projects that were partially or wholly owned. For 2017, we expect to invest in new development and redevelopments in the range of $135 million to $235 million, but we can give no assurances that this will actually occur.
We strive to maintain a strong, conservative capital structure which should provide ready access to a variety of attractive long and short-term capital sources. We carefully balance lower cost, short-term financing with long-term liabilities associated with acquired or developed long-term assets. We continue to look for transactions that will strengthen our consolidated balance sheet and further enhance our access to various sources of capital, while reducing our cost of capital. Due to the variability in the capital markets, there can be no assurance that favorable pricing and availability will be available in the future.
Operational Metrics
In assessing the performance of our centers, management carefully monitors various operating metrics of the portfolio. As a result of our strong leasing activity, low tenant fallout and lack of quality retail space in the market, the operating metrics of our portfolio remained strong in the first quarter of 2017 as we focused on increasing rental rates and same property net operating income ("SPNOI" and see Non-GAAP Financial Measures for additional information). Our portfolio delivered solid operating results with:

•	occupancy of 93.7% at March 31, 2017;

•	an increase of 3.7% in SPNOI including redevelopments for the three months ended March 31, 2017 over the same period of 2016; and

•	rental rate increases of 7.6% for new leases and 9.8% for renewals during the three months ended March 31, 2017.

Below are performance metrics associated with our signed occupancy, SPNOI growth and leasing activity on a pro rata basis:

	March 31,
	2017	2016
Anchor (space of 10,000 square feet or greater)	95.7%	98.3%
Non-Anchor	90.5%	90.0%
Total Occupancy	93.7%	95.2%

Three Months Ended March 31, 2017
SPNOI Growth with Redevelopments (1)	3.7%
_______________

(1)	See Non-GAAP Financial Measures for a definition of the measurement of SPNOI and a reconciliation to operating income within this section of Item 2.

	Number of Leases	Square Feet ('000's)	Average New Rent per Square Foot ($)	Average Prior Rent per Square Foot ($)	Average Cost of Tenant Improvements per Square Foot ($)	Change in Base Rent on Cash Basis
Leasing Activity:
Three Months Ended March 31, 2017
New leases (1)	62	166	$21.38	$19.86	$25.31	7.6%
Renewals	214	1,352	16.81	15.32	—	9.8%
Not comparable spaces	27	73
Total	303	1,591	$17.31	$15.81	$2.76	9.5%
_______________

(1)	Average external lease commissions per square foot for the three months ended March 31, 2017 were $4.59.
While we will continue to monitor the effects of the economy and retail customers spending trends on our tenants, over the long-term, we believe the significant diversification of our portfolio, both geographically and by tenant base, and the quality of our portfolio which focuses on supermarkets, value-oriented apparel/discount stores and other retailers or service providers who generally sell basic necessity-type goods and services will allow future increases to occupancy levels. While we anticipate a drop in occupancy during the first half of 2017 due in part to repositioning some of our anchor space for long-term portfolio improvement and announced bankruptcies, we expect occupancy to range between 94% and 95% by year end. A reduction in quality retail space available, as well as continued retailer demand, contributed to the increase in overall rental rates on a same-space basis as we completed new leases and renewed existing leases. Leasing volume is anticipated to rise due to the increase in vacant space available for leasing and the uncertainty in tenant fallouts related to bankruptcies. Our expectation is that SPNOI growth with redevelopments will average between 2.5% to 3.5% for 2017 assuming no further tenant bankruptcies, although there are no assurances that this will occur.
New Development/Redevelopment
At March 31, 2017, we had three projects in various stages of development that were partially or wholly owned. We have funded $77.7 million through March 31, 2017 on these projects, and we estimate our aggregate net investment upon completion to be $347.4 million, which includes anticipated funding of $127 million related to the Arlington, Virginia project. Overall, the average projected stabilized return on investment for these multi-use properties, that include retail, office and residential components, is expected to be approximately 5.7% upon completion. Effective January 1, 2017, we stabilized the development in White Marsh, Maryland, moving it to our operating property portfolio. This development is 100% leased with an investment of $46 million and an 8% yield.

We have 15 redevelopment projects in which we plan to invest approximately $74.6 million. Upon completion, the average projected stabilized return on our incremental investment on these redevelopment projects is expected to average around 12% to 14%. Additionally, we have a longer-term redevelopment project at an existing shopping center for a 30-story luxury high-rise with around 10,000 square feet of ground floor retail in which we plan to invest $150 million with construction expected to begin in 2018.
We had approximately $74.0 million in land held for development at March 31, 2017 that may either be developed or sold. While we are experiencing some interest from retailers and other market participants in our land held for development, opportunities for economically viable developments remain limited. We intend to continue to pursue additional development and redevelopment opportunities in multiple markets; however, finding the right opportunities remains challenging.
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
A disclosure of our critical accounting policies which affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements is included in our Annual Report on Form 10-K for the year ended December 31, 2016 in Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no significant changes to our critical accounting policies during 2017, except for the adoption of ASU No. 2017-01, "Business Combinations." See Note 2 to our condensed consolidated financial statements for additional information.

Results of Operations
Comparison of the Three Months Ended March 31, 2017 to the Three Months Ended March 31, 2016
The following table is a summary of certain items in income from continuing operations from our Condensed Consolidated Statements of Operations, which we believe represent items that significantly changed during the three months ended March 31, 2017 as compared to the same period in 2016:

	Three Months Ended March 31,
	2017	2016	Change	% Change
Revenues	$143,663	$132,417	$11,246	8.5%
Depreciation and amortization	42,449	37,879	4,570	12.1
Operating expenses	29,910	23,536	6,374	27.1
Real estate taxes, net	17,517	15,857	1,660	10.5
Impairment loss	14,986	43	14,943	34,751.2
Interest and other income	1,754	211	1,543	731.3
Gain on sale and acquisition of real estate joint venture and partnership interests	—	37,392	(37,392)	100.0
Benefit (provision) for income taxes	3,359	(5,899)	9,258	156.9
Revenues
The increase in revenues of $11.2 million is primarily attributable to our acquisitions and new development completions that totaled $12.3 million. The existing portfolio and redevelopment properties contributed $2.7 million due increases in rental rates offset by changes in occupancy, which is offset by our dispositions of $3.8 million.
Depreciation and Amortization
The increase in depreciation and amortization of $4.6 million is primarily attributable to our acquisitions and new development completions that totaled $5.3 million, which is offset by our dispositions and other capital activities.
Operating Expenses
The increase in operating expenses of $6.4 million is primarily attributable to our acquisitions and new development completions of $2.8 million, a $3.1 million lease termination fee paid in 2017 and an increase of $1.1 million in costs associated with our deferred compensation plan, which is offset by our dispositions of $.8 million.
Real Estate Taxes, net
The increase in net real estate taxes of $1.7 million is primarily attributable to our acquisitions and new development completions.
Impairment loss
The increase in impairment losses of $14.9 million is primarily attributable to the losses in 2017 associated with the completed or proposed disposition of four shopping centers, one 50% unconsolidated joint venture interest and the disposition of an unimproved land parcel.
Interest and Other Income
The increase in interest and other income of $1.5 million is primarily attributable to an increase in the fair value of assets held in a grantor trust related to our deferred compensation plan.
Gain on Sale and Acquisition of Real Estate Joint Venture and Partnership Interests
The gain in 2016 of $37.4 million is associated with the remeasurement of our 51% unconsolidated real estate partnership interest to fair value associated with the exchange of properties among the partners.
Benefit (Provision) for Income Taxes
The increase of $9.3 million in the benefit for income taxes is attributable primarily to our taxable REIT subsidiary. In 2017, a tax benefit of $3.6 million was realized associated primarily with impairment losses and an NOL carryforward from dispositions as compared to a tax provision of $5.7 million in the same period of 2016 associated with the gain from the exchange of properties among the partners of an unconsolidated real estate joint venture.

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
As of March 31, 2017, we had available borrowing capacity of $268.4 million under our unsecured revolving credit facility, and our debt maturities for the remainder of 2017 total $67.3 million.
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
We believe net proceeds from planned capital recycling, combined with our available capacity under the revolving credit and short-term borrowing facilities, will provide adequate liquidity to fund our capital needs, including acquisitions, redevelopments and new development activities. In the event our capital recycling program does not progress as expected, we believe other debt and equity alternatives are available to us. Although external market conditions are not within our control, we do not currently foresee any impediment to our entering the capital markets if needed.
During the first three months of 2017, aggregate gross sales proceeds from our dispositions totaled $47.4 million, which were owned by us either directly or through our interest in real estate joint ventures or partnerships. Operating cash flows from assets disposed are included in net cash from operating activities in our Condensed Consolidated Statements of Cash Flows, while proceeds from these disposals are included as investing activities.
We have non-recourse debt secured by acquired or developed properties held in several of our real estate joint ventures and partnerships. Off-balance sheet mortgage debt for our unconsolidated real estate joint ventures and partnerships totaled $300.3 million, of which our pro rata ownership is $109.3 million, at March 31, 2017. Scheduled principal mortgage payments on this debt, excluding deferred debt costs and non-cash related items totaling $(.7) million, at 100% are as follows (in millions):

2017 remaining	$10.9
2018	5.9
2019	6.2
2020	92.8
2021	172.8
Thereafter	12.4
Total	$301.0
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

Investing Activities
Dispositions
During the first three months of 2017, we sold three centers and other property, including real estate assets owned through our interest in unconsolidated real estate joint ventures and partnerships. Our share of aggregate gross sales proceeds from these transactions totaled $47.4 million and generated our share of the gains of approximately $11.8 million.
New Development/Redevelopment
At March 31, 2017, we had three projects under development with approximately .3 million of total square footage for retail and office space and 649 residential units, that were partially or wholly owned, including a joint venture project located in Arlington, Virginia where we expect to purchase the land during the second quarter of 2017. We have funded $77.7 million through March 31, 2017 on these projects. Upon completion, we expect our aggregate net investment in these multi-use projects to be $347.4 million, which includes anticipated funding of $127 million related to the Arlington, Virginia project. Effective January 1, 2017, we stabilized the development in White Marsh, Maryland, moving it to our operating property portfolio. This development is 100% leased with an investment of $46 million and an 8% yield.
At March 31, 2017, we had 15 redevelopment projects in which we plan to invest approximately $74.6 million. Upon completion, the average projected stabilized return on our incremental investment on these redevelopment projects is expected to average around 12% to 14%. Additionally, we have a longer-term redevelopment project at an existing shopping center for a 30-story luxury high-rise with around 10,000 square feet of ground floor retail in which we plan to invest $150 million with construction expected to begin in 2018.
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
Capital Expenditures
Capital expenditures for additions to the existing portfolio, acquisitions, tenant improvements, new development, redevelopment and our share of investments in unconsolidated real estate joint ventures and partnerships are as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Acquisitions	$—	$42,521
Tenant Improvements	6,480	4,839
New Development	30,383	6,182
Redevelopment	8,988	8,458
Capital Improvements	5,412	3,166
Other	1,284	2,860
Total	$52,547	$68,026
The decrease in capital expenditures is attributable primarily to the 2016 acquisition activity, which is offset by the increase in new development activity associated primarily to the purchase of the retail portion of a mixed-use project in Seattle, Washington.
For 2017, we anticipate our acquisitions to total between $125 million and $225 million. Our new development and redevelopment investment for 2017 is estimated to be approximately $135 million to $235 million. For 2017, capital and tenant improvements is expected to be consistent with 2016 expenditures. No assurances can be provided that our planned capital activities will occur. Further, we have entered into commitments aggregating $30.9 million comprised principally of construction contracts which are generally due in 12 to 36 months and anticipated to be funded under our unsecured revolving credit facility.

Capital expenditures for additions described above relate to cash flows from investing activities as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Acquisition of real estate and land	$570	$496
Development and capital improvements	51,779	25,505
Real estate joint ventures and partnerships - Investments	198	42,025
Total	$52,547	$68,026
Capitalized soft costs, including payroll and other general and administrative costs, interest and real estate taxes, totaled $3.4 million and $2.3 million for the three months ended March 31, 2017 and 2016, respectively.
Financing Activities
Debt
Total debt outstanding was $2.3 billion at March 31, 2017 and consists of $2.1 billion, including the effect of $200 million of interest rate swap contracts, which bears interest at fixed rates, and $252.6 million, which bears interest at variable rates. Additionally, of our total debt, $423.6 million was secured by operating centers while the remaining $1.9 billion was unsecured.
At March 31, 2017, we have a $500 million unsecured revolving credit facility, which expires in March 2020 and provides borrowing rates that float at a margin over LIBOR plus a facility fee. At March 31, 2017, the borrowing margin and facility fee, which are priced off a grid that is tied to our senior unsecured credit ratings, were 90 and 15 basis points, respectively. The facility also contains a competitive bid feature that allows us to request bids for up to $250 million. Additionally, an accordion feature allows us to increase the facility amount up to $850 million. As of April 28, 2017, we had $175.0 million outstanding, and the available balance was $319.4 million, net of $5.6 million in outstanding letters of credit.
At March 31, 2017, we have an agreement with a bank for a short-term, unsecured facility totaling $10 million that we maintain for cash management purposes. The facility, which matures in March 2018, provides for fixed interest rate loans at a 30-day LIBOR rate plus borrowing margin, facility fee and an unused facility fee of 125, 10, and 5 basis points, respectively. As of April 28, 2017, we had no amounts outstanding under this facility.
For the three months ended March 31, 2017, the maximum balance and weighted average balance outstanding under both facilities combined were $245.0 million and $211.0 million, respectively, at a weighted average interest rate of 1.6%.
Our five most restrictive covenants, composed from both our public debt and revolving credit facility, include debt to asset, secured debt to asset, fixed charge, unencumbered asset test and unencumbered interest coverage ratios. We are not aware of any non-compliance with our public debt and revolving credit facility covenants as of March 31, 2017.
Our most restrictive public debt covenant ratios, as defined in our indenture and supplemental indenture agreements, were as follows at March 31, 2017:

Covenant	Restriction	Actual
Debt to Asset Ratio	Less than 60.0%	44.0%
Secured Debt to Asset Ratio	Less than 40.0%	8.0%
Fixed Charge Ratio	Greater than 1.5	4.2
Unencumbered Asset Test	Greater than 150%	240.7%
At March 31, 2017, we had three interest rate swap contracts with an aggregate notional amount of $200 million that were designated as cash flow hedges. These contracts mature March 2020 and fix the LIBOR component of the interest rates at 1.5%. We have determined that these contracts are highly effective in offsetting future variable interest cash flows.

We could be exposed to losses in the event of nonperformance by the counter-parties related to our interest rate swap contracts; however, management believes such nonperformance is remote.
Equity
Our Board of Trust Managers approved the current quarter 2017 dividend of $.385 per common share, an increase from $.365 per common share for the respective quarter of 2016. Common share dividends paid totaled $49.4 million during the first three months of 2017. Our dividend payout ratio (as calculated as dividends paid on common shares divided by core funds from operations attributable to common shareholders - basic) for the three months ended March 31, 2017 approximated 62.5% (see Non-GAAP Financial Measures for additional information).
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
Contractual Obligations
We have debt obligations related to our mortgage loans and unsecured debt, including any draws on our credit facilities. We have shopping centers that are subject to non-cancelable long-term ground leases where a third party owns and has leased the underlying land to us to construct and/or operate a shopping center. In addition, we have non-cancelable operating leases pertaining to office space from which we conduct our business. The table below excludes obligations related to our new development projects because such amounts are not fixed or determinable, and commitments aggregating $30.9 million comprised principally of construction contracts which are generally due in 12 to 36 months. The following table summarizes our primary contractual obligations as of March 31, 2017 (in thousands):

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Mortgages and Notes Payable (1)
Unsecured Debt	$2,245,397	$80,772	$123,020	$534,944	$1,506,661
Secured Debt	521,695	58,182	156,580	70,422	236,511
Lease Payments	128,403	2,306	6,140	5,508	114,449
Other Obligations (2)	77,118	42,652	34,466
Total Contractual Obligations	$2,972,613	$183,912	$320,206	$610,874	$1,857,621

_______________

(1)
Includes principal and interest with interest on variable-rate debt calculated using rates at March 31, 2017, excluding the effect of interest rate swaps. Also, excludes a $67.1 million debt service guaranty liability. See Note 5 for additional information.

(2)
Other obligations include income and real estate tax payments, commitments associated with our secured debt and other employee payments. Included in 2017, is the estimated contribution to our pension plan, which meets or exceeds the minimum statutory funding requirements; however, we have the right to discontinue contributions at any time. See Note 12 for additional information.

Related to a development project in Sheridan, Colorado, we have provided a guaranty for the payment of any debt service shortfalls on tax increment revenue bonds issued in connection with the project. The Sheridan Redevelopment Agency issued Series A bonds used for an urban renewal project, of which $67.1 million remain outstanding at March 31, 2017. The bonds are to be repaid with incremental sales and property taxes and a PIF to be assessed on current and future retail sales and, to the extent necessary, any amounts we may have to provide under a guaranty. The incremental taxes and PIF are to remain intact until the earlier of the payment of the bond liability in full or 2040. The debt associated with this guaranty has been recorded in our condensed consolidated financial statements as of March 31, 2017.
Off Balance Sheet Arrangements
As of March 31, 2017, none of our off-balance sheet arrangements had a material effect on our liquidity or availability of, or requirement for, our capital resources. Letters of credit totaling $5.6 million were outstanding under the unsecured revolving credit facility at March 31, 2017.
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
As of March 31, 2017, one unconsolidated real estate joint venture was determined to be a VIE through the issuance of a secured loan, since the lender had the ability to make decisions that could have a significant impact on the profitability of the entity. Our maximum risk of loss associated with this VIE was limited to $34.0 million at March 31, 2017. Also at March 31, 2017, an additional joint venture arrangement for the future development of a mixed-use project was determined to be a VIE. We are not the primary beneficiary as the substantive participating rights associated with the entity are shared, and we do not have the power to direct the significant activities of the entity. We anticipate funding approximately $127 million in equity and debt associated with the mixed-use project through 2020.
Non-GAAP Financial Measures
Certain of our key performance indicators are considered non-GAAP financial measures. Management uses these measures along with our GAAP financial statements in order to evaluate our operating results. We believe these additional measures provide users of our financial information additional comparable indicators of our industry, as well as, our performance.
Funds from Operations Attributable to Common Shareholders
The National Association of Real Estate Investment Trusts (“NAREIT”) defines funds from operations attributable to common shareholders ("NAREIT FFO") as net income (loss) attributable to common shareholders computed in accordance with GAAP, excluding extraordinary items and gains or losses from sales of operating real estate assets and interests in real estate equity investments and their applicable taxes, plus depreciation and amortization of operating properties and impairment of depreciable real estate and in substance real estate equity investments, including our share of unconsolidated real estate joint ventures and partnerships. We calculate NAREIT FFO in a manner consistent with the NAREIT definition.
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

NAREIT FFO and Core FFO is calculated as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Net income attributable to common shareholders	$30,826	$107,074
Depreciation and amortization	41,621	37,209
Depreciation and amortization of unconsolidated real estate joint ventures and partnerships	3,639	3,686
Impairment of operating properties and real estate equity investments	12,005	—
Impairment of operating properties of unconsolidated real estate joint ventures and partnerships	—	326
Gain on acquisition including associated real estate equity investment	—	(37,383)
Gain on sale of property and interests in real estate equity investments	(11,812)	(45,125)
(Benefit) provision for income taxes (1)	(2,392)	—
NAREIT FFO – basic	73,887	65,787
Income attributable to operating partnership units	526	499
NAREIT FFO – diluted	74,413	66,286
Adjustments to Core FFO:
Other impairment loss	3,017	43
(Benefit) provision for income taxes	(952)	5,895
Acquisition costs	—	355
Other	3,066	(242)
Core FFO – diluted	$79,544	$72,337

Weighted average shares outstanding – basic	127,610	123,593
Effect of dilutive securities:
Share options and awards	938	1,216
Operating partnership units	1,462	1,462
Weighted average shares outstanding – diluted	130,010	126,271

NAREIT FFO per common share – basic	$.58	$.53

NAREIT FFO per common share – diluted	$.57	$.52

Core FFO per common share – diluted	$.61	$.57
_______________
(1) Effective January 1, 2017 includes the applicable taxes related to gains and impairments of operating properties.

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

Three Months Ended March 31, 2017
Beginning of the period	193
Properties added:
Acquisitions	4
New Developments	1
Redevelopments	6
Properties removed:
Dispositions	(3)
End of the period	201

We calculate SPNOI using operating income as defined by GAAP excluding property management fees, certain non-cash revenues and expenses such as straight-line rental revenue and the related reversal of such amounts upon early lease termination, depreciation, amortization, impairment losses, general and administrative expenses, acquisition costs and other items such as lease cancellation income, environmental abatement costs, demolition expenses and lease termination fees. Consistent with the capital treatment of such costs under GAAP, tenant improvements, leasing commissions and other direct leasing costs are excluded from SPNOI. A reconciliation of net income attributable to common shareholders to SPNOI is as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Net income attributable to common shareholders	$30,826	$107,074
Add:
Net income attributable to noncontrolling interests	5,570	1,593
(Benefit) provision for income taxes	(3,359)	5,899
Interest expense, net	21,082	20,891
Less:
Gain on sale of property	(15,763)	(45,157)
Equity in earnings of real estate joint ventures and partnership interests	(5,317)	(4,093)
Gain on sale and acquisition of real estate joint venture and partnership interests	—	(37,392)
Interest and other income	(1,754)	(211)
Operating Income	31,285	48,604
Less:
Revenue adjustments (1)	(4,109)	(3,727)
Add:
Property management fees	926	959
Depreciation and amortization	42,449	37,879
Impairment loss	14,986	43
General and administrative	7,516	6,498
Acquisition costs	1	49
Other (2)	3,117	169
Net Operating Income	96,171	90,474
Less: NOI related to consolidated entities not defined as same property, noncontrolling interests and redevelopments	(18,306)	(14,639)
Add: Pro rata share of unconsolidated entities defined as same property	8,523	8,171
Same Property Net Operating Income	$86,388	$84,006
Same Property Net Operating Income including Redevelopments	$96,040	$92,624
___________________

(1)	Revenue adjustments consist primarily of straight-line rentals, lease cancellation income and fee income primarily from real estate joint ventures and partnerships.

(2)	Other includes items such as environmental abatement costs, demolition expenses and lease termination fees.
Newly Issued Accounting Pronouncements
See Note 2 to our condensed consolidated financial statements in Item 1 for additional information related to recent accounting pronouncements.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk
We use fixed and floating-rate debt to finance our capital requirements. These transactions expose us to market risk related to changes in interest rates. Derivative financial instruments are used to manage a portion of this risk, primarily interest rate contracts with major financial institutions. These agreements expose us to credit risk in the event of non-performance by the counter-parties. We do not engage in the trading of derivative financial instruments in the normal course of business. At March 31, 2017, we had fixed-rate debt of $2.1 billion, after adjusting for the net effect of $200 million notional amount of interest rate contracts, and variable-rate debt of $252.6 million. In the event interest rates were to increase 100 basis points and holding all other variables constant, annual net income and cash flows for the following year would decrease by approximately $2.5 million associated with our variable-rate debt, including the effect of the interest rate contracts. The effect of the 100 basis points increase would decrease the fair value of our variable-rate and fixed-rate debt by approximately $11.0 million and $122.2 million, respectively.
ITEM 4.    Controls and Procedures
Under the supervision and with the participation of our principal executive officer and principal financial officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of March 31, 2017. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2017.
There has been no change to our internal control over financial reporting during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II-OTHER INFORMATION
ITEM 1.     Legal Proceedings
We are involved in various matters of litigation arising in the normal course of business. While we are unable to predict the amounts involved, our management and counsel believe that when such litigation is resolved, our resulting liability, if any, will not have a material effect on our condensed consolidated financial statements.
ITEM 1A.  Risk Factors
We have no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2016.
ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Repurchases of our common shares for the quarter ended March 31, 2017 are as follows:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program
February 1, 2017 to February 28, 2017	38,572	$36.36
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
DATE: May 3, 2017

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