Form 10-Q
period 2017-06-30
WEINGARTEN REALTY INVESTORS /TX/
filed 2017-08-02
CIK 828916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2017
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES☐ NO☒
As of July 28, 2017, there were 128,418,167 common shares of beneficial interest of Weingarten Realty Investors, $.03 par value, outstanding.

PART I-FINANCIAL INFORMATION
ITEM 1. Financial Statements
WEINGARTEN REALTY INVESTORS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Rentals, net	$142,963	$132,814	$283,781	$261,323
Other	3,060	2,862	5,905	6,770
Total	146,023	135,676	289,686	268,093
Expenses:
Depreciation and amortization	42,157	39,218	84,606	77,097
Operating	26,221	24,663	56,131	48,199
Real estate taxes, net	21,632	17,221	39,149	33,078
Impairment loss	26	—	15,012	43
General and administrative	6,514	6,388	14,030	12,886
Total	96,550	87,490	208,928	171,303
Operating Income	49,473	48,186	80,758	96,790
Interest Expense, net	(20,473)	(18,558)	(41,555)	(39,449)
Interest and Other Income	1,286	361	3,040	572
Gain on Sale and Acquisition of Real Estate Joint Venture and Partnership Interests	—	—	—	37,392
(Provision) Benefit for Income Taxes	(747)	(16)	2,612	(5,915)
Equity in Earnings of Real Estate Joint Ventures and Partnerships, net	7,430	6,645	12,747	10,738
Income from Continuing Operations	36,969	36,618	57,602	100,128
Gain on Sale of Property	32,224	1,033	47,987	46,190
Net Income	69,193	37,651	105,589	146,318
Less: Net Income Attributable to Noncontrolling Interests	(5,341)	(1,835)	(10,911)	(3,428)
Net Income Attributable to Common Shareholders	$63,852	$35,816	$94,678	$142,890
Earnings Per Common Share - Basic:
Net income attributable to common shareholders	$.50	$.28	$.74	$1.15
Earnings Per Common Share - Diluted:
Net income attributable to common shareholders	$.49	$.28	$.74	$1.13
See Notes to Condensed Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net Income	$69,193	$37,651	$105,589	$146,318
Other Comprehensive Income (Loss):
Net unrealized gain on investments, net of taxes	158	80	456	98
Net unrealized loss on derivatives	(495)	(4,140)	(106)	(8,571)
Reclassification adjustment of derivatives and designated hedges into net income	25	360	164	731
Retirement liability adjustment	369	376	746	753
Total	57	(3,324)	1,260	(6,989)
Comprehensive Income	69,250	34,327	106,849	139,329
Comprehensive Income Attributable to Noncontrolling Interests	(5,341)	(1,835)	(10,911)	(3,428)
Comprehensive Income Adjusted for Noncontrolling Interests	$63,909	$32,492	$95,938	$135,901
See Notes to Condensed Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share amounts)

	June 30, 2017	December 31, 2016
ASSETS
Property	$4,723,900	$4,789,145
Accumulated Depreciation	(1,201,236)	(1,184,546)
Property Held for Sale, net	18,529	479
Property, net *	3,541,193	3,605,078
Investment in Real Estate Joint Ventures and Partnerships, net	313,674	289,192
Total	3,854,867	3,894,270
Unamortized Lease Costs, net	194,322	208,063
Accrued Rent and Accounts Receivable (net of allowance for doubtful accounts of $6,863 in 2017 and $6,700 in 2016) *	90,328	94,466
Cash and Cash Equivalents *	6,657	16,257
Restricted Deposits and Mortgage Escrows	5,965	25,022
Other, net	194,618	188,850
Total Assets	$4,346,757	$4,426,928
LIABILITIES AND EQUITY
Debt, net *	$2,291,474	$2,356,528
Accounts Payable and Accrued Expenses	104,393	116,859
Other, net	190,785	191,887
Total Liabilities	2,586,652	2,665,274
Commitments and Contingencies	—	—
Deferred Compensation Share Awards	—	44,758
Equity:
Shareholders’ Equity:
Common Shares of Beneficial Interest - par value, $.03 per share; shares authorized: 275,000; shares issued and outstanding: 128,418 in 2017 and 128,072 in 2016	3,896	3,885
Additional Paid-In Capital	1,770,415	1,718,101
Net Income Less Than Accumulated Dividends	(182,432)	(177,647)
Accumulated Other Comprehensive Loss	(7,901)	(9,161)
Total Shareholders’ Equity	1,583,978	1,535,178
Noncontrolling Interests	176,127	181,718
Total Equity	1,760,105	1,716,896
Total Liabilities and Equity	$4,346,757	$4,426,928
* Consolidated variable interest entities' assets and debt included in the above balances (see Note 15):
Property, net	$212,692	$476,117
Accrued Rent and Accounts Receivable, net	10,022	11,066
Cash and Cash Equivalents	6,951	9,560
Debt, net	46,689	47,112
See Notes to Condensed Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2017	2016
Cash Flows from Operating Activities:
Net Income	$105,589	$146,318
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	84,606	77,097
Amortization of debt deferred costs and intangibles, net	1,421	1,305
Impairment loss	15,012	43
Equity in earnings of real estate joint ventures and partnerships, net	(12,747)	(10,738)
Gain on sale and acquisition of real estate joint venture and partnership interests	—	(37,392)
Gain on sale of property	(47,987)	(46,190)
Distributions of income from real estate joint ventures and partnerships	667	591
Changes in accrued rent and accounts receivable, net	2,838	2,555
Changes in unamortized lease costs and other assets, net	(12,241)	(10,159)
Changes in accounts payable, accrued expenses and other liabilities, net	(7,126)	863
Other, net	2,906	(567)
Net cash provided by operating activities	132,938	123,726
Cash Flows from Investing Activities:
Acquisition of real estate and land	(570)	(92,071)
Development and capital improvements	(72,908)	(53,441)
Proceeds from sale of property and real estate equity investments	109,167	108,782
Change in restricted deposits and mortgage escrows	19,211	(5,348)
Real estate joint ventures and partnerships - Investments	(27,875)	(42,025)
Real estate joint ventures and partnerships - Distribution of capital	12,467	34,224
Purchase of investments	(3,491)	(3,247)
Proceeds from investments	4,000	750
Other, net	(791)	2,518
Net cash provided by (used in) investing activities	39,210	(49,858)
Cash Flows from Financing Activities:
Proceeds from issuance of debt	—	2,111
Principal payments of debt	(21,308)	(58,275)
Changes in unsecured credit facilities	(44,440)	(51,500)
Proceeds from issuance of common shares of beneficial interest, net	985	127,965
Common share dividends paid	(98,844)	(91,675)
Debt issuance and extinguishment costs paid	(341)	(3,114)
Distributions to noncontrolling interests	(15,799)	(3,493)
Other, net	(2,001)	(3,526)
Net cash used in financing activities	(181,748)	(81,507)
Net decrease in cash and cash equivalents	(9,600)	(7,639)
Cash and cash equivalents at January 1	16,257	22,168
Cash and cash equivalents at June 30	$6,657	$14,529
Interest paid during the period (net of amount capitalized of $1,903 and $1,137, respectively)	$40,852	$40,413
Income taxes paid during the period	$1,009	$925
See Notes to Condensed Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, except per share amounts)

	Common Shares of Beneficial Interest	Additional Paid-In Capital	Net Income Less Than Accumulated Dividends	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance, January 1, 2016	$3,744	$1,616,242	$(222,880)	$(7,644)	$155,548	$1,545,010
Net income			142,890		3,428	146,318
Issuance of common shares, net	99	123,690				123,789
Shares issued under benefit plans, net	35	4,851				4,886
Change in classification of deferred compensation plan (see Note 1)		(37,488)				(37,488)
Change in redemption value of deferred compensation plan			(14,471)			(14,471)
Diversification of share awards within deferred compensation plan		3,819				3,819
Dividends paid – common shares (1)			(91,675)			(91,675)
Distributions to noncontrolling interests					(3,493)	(3,493)
Other comprehensive loss				(6,989)		(6,989)
Balance, June 30, 2016	$3,878	$1,711,114	$(186,136)	$(14,633)	$155,483	$1,669,706
Balance, January 1, 2017	$3,885	$1,718,101	$(177,647)	$(9,161)	$181,718	$1,716,896
Net income			94,678		10,911	105,589
Shares issued under benefit plans, net	11	7,165				7,176
Change in classification of deferred compensation plan (see Note 1)		45,377				45,377
Change in redemption value of deferred compensation plan			(619)			(619)
Dividends paid – common shares (1)			(98,844)			(98,844)
Distributions to noncontrolling interests					(15,799)	(15,799)
Other comprehensive income				1,260		1,260
Other, net		(228)			(703)	(931)
Balance, June 30, 2017	$3,896	$1,770,415	$(182,432)	$(7,901)	$176,127	$1,760,105
_______________

(1)	Common dividend per share was $.77 and $.73 for the six months ended June 30, 2017 and 2016, respectively.

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
We operate a portfolio of neighborhood and community shopping centers, totaling approximately 43.4 million square feet of gross leaseable area, that is either owned by us or others. We have a diversified tenant base, with our largest tenant comprising only 3.0% of base minimum rental revenues during the first six months of 2017. Total revenues generated by our centers located in Houston and its surrounding areas was 20.5% of total revenue for the six months ended June 30, 2017, and an additional 8.9% of total revenue was generated during this period from centers that are located in other parts of Texas.
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
Our restricted deposits and mortgage escrows consist of the following (in thousands):

	June 30, 2017	December 31, 2016
Restricted cash (1)	$4,629	$23,489
Mortgage escrows	1,336	1,533
Total	$5,965	$25,022
_______________

(1)
The decrease between the periods presented is primarily attributable to $21 million of funds being released from a qualified escrow account for the purpose of completing like-kind exchange transactions.

Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component consists of the following (in thousands):

	Gain on Investments	Gain on Cash Flow Hedges		Defined Benefit Pension Plan		Total
Balance, December 31, 2016	$(964)	$(6,403)		$16,528		$9,161
Change excluding amounts reclassified from accumulated other comprehensive loss	(456)	106				(350)
Amounts reclassified from accumulated other comprehensive loss		(164)	(1)	(746)	(2)	(910)
Net other comprehensive income	(456)	(58)		(746)		(1,260)
Balance, June 30, 2017	$(1,420)	$(6,461)		$15,782		$7,901
	Gain on Investments	Gain on Cash Flow Hedges		Defined Benefit Pension Plan		Total
Balance, December 31, 2015	$(557)	$(8,160)		$16,361		$7,644
Change excluding amounts reclassified from accumulated other comprehensive loss	(98)	8,571				8,473
Amounts reclassified from accumulated other comprehensive loss		(731)	(1)	(753)	(2)	(1,484)
Net other comprehensive (income) loss	(98)	7,840		(753)		6,989
Balance, June 30, 2016	$(655)	$(320)		$15,608		$14,633
_______________
(1)    This reclassification component is included in interest expense (see Note 6 for additional information).
(2)    This reclassification component is included in the computation of net periodic benefit cost (see Note 12 for additional information).
Deferred Compensation Plan
Our deferred compensation plan was amended, effective April 1, 2016, to permit participants in this plan to diversify their holdings of our common shares of beneficial interest ("common shares") six months after vesting. Thus, as of April 1, 2016, the fully vested share awards and the proportionate share of nonvested share awards eligible for diversification were reclassified from additional paid-in capital to temporary equity in our Condensed Consolidated Balance Sheet. In February 2017, our deferred compensation plan was amended to provide that participants in the plan would no longer have the right to diversify their common shares six months after vesting. Thus, the fully vested share awards and the proportionate share of nonvested share awards eligible for diversification at the amendment date were reclassified from temporary equity into additional paid-in capital in our Condensed Consolidated Balance Sheet.
The following table summarizes the eligible share award activity since inception through the February 2017 plan amendment date (in thousands):

	June 30, 2017	December 31, 2016
Balance at beginning of the period/inception	$44,758	$36,261
Change in redemption value	619	8,600
Change in classification	988	3,716
Diversification of share awards	—	(3,819)
Amendment reclassification	(46,365)	—
Balance at end of period	$—	$44,758

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
Note 2. Newly Issued Accounting Pronouncements
Adopted
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-09, "Improvements to Employee Share-Based Payment Accounting." This ASU was issued to simplify several aspects of share-based payment transactions, including: income tax consequences, classification of awards as equity or a liability, an option to recognize share compensation forfeitures as they occur and changes to classification within the statement of cash flows. The provisions of ASU No. 2016-09 were effective for us as of January 1, 2017. The adoption of this ASU resulted in a retrospective reclassification of $6.0 million in the condensed statement of cash flows for the six months ended June 30, 2016 from cash flows from operating activities in changes in accounts payable, accrued expenses and other liabilities, net to cash flows from financing activities in other, net for shares used to pay employees' tax withholdings.
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
In January 2017, the FASB issued ASU No. 2017-01, "Business Combinations." This ASU narrows the definition of a business and provides a framework for evaluating whether a transaction is an acquisition of a business or an asset. The amendment provides a screen to evaluate whether a transaction is a business and requires that when substantially all of the fair value of the acquired assets can be concentrated in a single asset or identifiable group of similar assets, then the assets acquired are not a business. If the screen is not met, then to be considered a business, the assets must have an input and a substantive process to create outputs. The provisions of ASU No. 2017-01 are effective for us as of January 1, 2018, and early adoption is permitted. We have adopted this ASU prospectively as of January 1, 2017. Under this guidance, we expect most acquisitions of property to be accounted for as an asset acquisition. Additionally, certain acquisition costs that were previously expensed may be capitalized. For the six months ended June 30, 2016 and for the year ended December 31, 2016, we incurred acquisition costs of $.2 million and $1.4 million, respectively.
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
As of June 2017, we completed the evaluation of fee revenues from our unconsolidated and managed entities. Based on our evaluation, we will continue to recognize these fees as we currently do with the exception of the timing of recognition related to leasing and lease preparation related fees. This exception will not have a material impact to our consolidated financial statements. However, we are still evaluating the impact of this adoption on our other sources of revenue.

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
We are in the process of evaluating the impact to our 5,700 lessor leases and other lessee leases, if any, that the adoption of this ASU will have on our consolidated financial statements. We have currently identified some areas we believe may be impacted by this ASU. These include:

•
The bifurcation of lease arrangements in which contractual amounts due are on a gross basis and the amount under contract is not allocated between rental and expense reimbursements, such as real estate taxes and insurance. This process would be based on the underlying fair values of these items.

•
We have ground lease agreements in which we are the lessee for land underneath all or a portion of 15 centers and three administrative office leases that we account for as operating leases. We have one capital lease in which we are the lessee of two centers with a $21 million lease obligation. We will record any rights and obligations under these leases as an asset and liability at fair value in our consolidated balance sheets.

•
Determination of costs to be capitalized associated with leases. This ASU will limit the capitalization associated with certain costs, primarily certain internally-generated leasing and legal costs, of which we capitalized internal costs of $5.4 million and $5.1 million for the six months ended June 30, 2017 and 2016, respectively. For the year ended December 31, 2016, we capitalized internal costs of $10.3 million. We believe we will be able to continue to capitalize internal leasing commissions that are a direct result of obtaining a lease.

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

In November 2016, the FASB issued ASU No. 2016-18, "Restricted Cash." This ASU amends prior guidance on restricted cash presentation and requires that restricted cash and restricted cash equivalents be included in the statement of cash flows. Changes in restricted cash and restricted cash equivalents that result from transfers between different cash categories should not be presented as cash flow activities in the statement of cash flows. The ASU also requires an entity to disclose information about the nature of restricted cash, as well as a reconciliation between the statement of financial position and the statement of cash flows when the statement of financial position has more than one line item for cash, cash equivalent, restricted cash and restricted cash equivalent. The provisions of ASU No. 2016-18 are effective for us as of January 1, 2018 on a retrospective basis, and early adoption is permitted. Although we are still assessing the impact of this ASU's adoption, we do not believe this ASU will have a material impact to our consolidated financial statements.
In February 2017, the FASB issued ASU No. 2017-05, "Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets." The ASU clarifies that a financial asset is within the scope of Subtopic 610-20 if it meets the definition, as amended, of an in substance nonfinancial asset. If substantially all of the fair value of assets that are promised to a counterparty in a contract is concentrated in nonfinancial assets, then all of the financial assets promised to the counterparty are in substance nonfinancial assets within the scope of Subtopic 610-20, including a parent transferring control of a nonfinancial asset through a transfer of ownership interests of a consolidated subsidiary. The provisions of ASU No. 2017-05 are effective for us as of January 1, 2018, and early adoption is permitted; however, it must be adopted at the same time ASU No. 2014-09 is adopted. We are currently assessing the impact, if any, that the adoption of this ASU will have on our consolidated financial statements.
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
In May 2017, the FASB issued ASU No. 2017-09, "Compensation - Stock Compensation: Scope of Modification Accounting." This ASU provides guidance about the types of changes to the terms or conditions of a share-based payment award which would require an entity to apply modification accounting. This ASU requires an entity to account for the effects of a modification in the terms or conditions of a share-based payment award, unless three criteria are met relating to the fair value, vesting conditions and classification of the modified awards. The provisions of ASU No. 2017-09 are effective for us as of January 1, 2018 on a prospective basis, and early adoption is permitted. Although we are still assessing the impact of this ASU's adoption, we do not believe this ASU will have a material impact to our consolidated financial statements.
Note 3. Property
Our property consists of the following (in thousands):

	June 30, 2017	December 31, 2016
Land	$1,109,163	$1,107,072
Land held for development	72,009	82,953
Land under development	48,780	51,761
Buildings and improvements	3,411,373	3,489,685
Construction in-progress	82,575	57,674
Total	$4,723,900	$4,789,145
During the six months ended June 30, 2017, we sold six centers and other property. Aggregate gross sales proceeds from these transactions approximated $113.1 million and generated gains of approximately $48.0 million. Also, during the six months ended June 30, 2017, we invested $33.5 million in new development projects, which includes the purchase of the retail portion of a mixed-use project in Seattle, Washington that was subject to a contractual obligation at December 31, 2016.

At June 30, 2017, two centers, totaling $27.1 million before accumulated depreciation, were classified as held for sale. At December 31, 2016, one center, totaling $1.6 million before accumulated depreciation, was classified as held for sale. None of these centers qualified to be reported in discontinued operations, and each has been sold subsequent to the end of the applicable reporting period.
Note 4. Investment in Real Estate Joint Ventures and Partnerships
We own interests in real estate joint ventures or limited partnerships and have tenancy-in-common interests in which we exercise significant influence, but do not have financial and operating control. We account for these investments using the equity method, and our interests ranged for the periods presented from 20% to 90% during 2017 and from 20% to 75% during 2016. Combined condensed financial information of these ventures (at 100%) is summarized as follows (in thousands):

	June 30, 2017	December 31, 2016
Combined Condensed Balance Sheets
ASSETS
Property	$1,229,280	$1,196,770
Accumulated depreciation	(274,208)	(261,392)
Property, net	955,072	935,378
Other assets, net	113,716	114,554
Total Assets	$1,068,788	$1,049,932
LIABILITIES AND EQUITY
Debt, net (primarily mortgages payable)	$300,759	$301,480
Amounts payable to Weingarten Realty Investors and Affiliates	11,432	12,585
Other liabilities, net	23,856	24,902
Total Liabilities	336,047	338,967
Equity	732,741	710,965
Total Liabilities and Equity	$1,068,788	$1,049,932

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Combined Condensed Statements of Operations
Revenues, net	$36,061	$34,146	$70,799	$70,068
Expenses:
Depreciation and amortization	8,791	10,605	17,804	19,986
Interest, net	3,110	5,622	6,077	9,630
Operating	5,810	6,358	11,928	13,961
Real estate taxes, net	5,451	4,494	9,719	8,986
General and administrative	294	312	662	455
Provision (benefit) for income taxes	40	(31)	47	28
Impairment loss	—	—	—	1,303
Total	23,496	27,360	46,237	54,349
Gain on sale of non-operating property	—	—	—	373
Gain on dispositions	3,896	12,591	3,896	12,591
Net income	$16,461	$19,377	$28,458	$28,683

Our investment in real estate joint ventures and partnerships, as reported in our Condensed Consolidated Balance Sheets, differs from our proportionate share of the entities' underlying net assets due to basis differences, which arose upon the transfer of assets to the joint ventures. The net positive basis differences, which totaled $2.5 million and $2.6 million at June 30, 2017 and December 31, 2016, respectively, are generally amortized over the useful lives of the related assets.
Our real estate joint ventures and partnerships have determined from time to time that the carrying amount of certain centers was not recoverable and that the centers should be written down to fair value. There was no impairment charge for the six months ended June 30, 2017. For the six months ended June 30, 2016, there was a $1.3 million impairment charge associated with a center that was marketed and sold during the period.
Fees earned by us for the management of these real estate joint ventures and partnerships totaled $1.5 million and $1.1 million for the three months ended June 30, 2017 and 2016, respectively, and $3.0 million and $2.3 million for the six months ended June 30, 2017 and 2016, respectively.
For the six months ended June 30, 2017, a venture sold one center for gross sales proceeds of approximately $6.0 million, of which our share of the gain, included in equity earnings in real estate joint ventures and partnerships, totaled $2.0 million.
In June 2017, a venture acquired land with a gross purchase price of $23.5 million for a mixed-use development project, and we simultaneously increased our ownership interest to 90% (See Note 15 for additional information).
During 2016, ventures sold five centers and a land parcel for aggregate gross sales proceeds of approximately $78.7 million, of which our share of the gain, included in equity earnings in real estate joint ventures and partnerships, totaled $3.9 million. Additionally, a venture acquired one center with a gross purchase price of $73 million, of which our aggregated interest was 69%.
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
Note 5. Debt
Our debt consists of the following (in thousands):

	June 30, 2017	December 31, 2016
Debt payable, net to 2038 (1)	$2,002,789	$2,023,403
Unsecured notes payable under credit facilities	200,560	245,000
Debt service guaranty liability	67,125	67,125
Obligations under capital leases	21,000	21,000
Total	$2,291,474	$2,356,528
_______________

(1)	At June 30, 2017, interest rates ranged from 2.6% to 7.9% at a weighted average rate of 4.0%. At December 31, 2016, interest rates ranged from 1.7% to 7.9% at a weighted average rate of 4.0%.

The allocation of total debt between fixed and variable-rate as well as between secured and unsecured is summarized below (in thousands):

	June 30, 2017	December 31, 2016
As to interest rate (including the effects of interest rate contracts):
Fixed-rate debt	$2,069,295	$2,089,769
Variable-rate debt	222,179	266,759
Total	$2,291,474	$2,356,528
As to collateralization:
Unsecured debt	$1,869,984	$1,913,399
Secured debt	421,490	443,129
Total	$2,291,474	$2,356,528
We maintain a $500 million unsecured revolving credit facility, which was amended and extended on March 30, 2016. This facility expires in March 2020, provides for two consecutive six-month extensions upon our request, and borrowing rates that float at a margin over LIBOR plus a facility fee. At June 30, 2017 and December 31, 2016, the borrowing margin and facility fee, which are priced off a grid that is tied to our senior unsecured credit ratings, were 90 and 15 basis points, respectively. The facility also contains a competitive bid feature that allows us to request bids for up to $250 million. Additionally, an accordion feature allows us to increase the facility amount up to $850 million.
Additionally, we have a $10 million unsecured short-term facility, which was amended and extended on March 27, 2017, that we maintain for cash management purposes, which matures in March 2018. At June 30, 2017, the facility provided for fixed interest rate loans at a 30-day LIBOR rate plus a borrowing margin, facility fee and an unused facility fee of 125, 10, and 5 basis points, respectively. At December 31, 2016, the borrowing margin, facility fee and an unused facility fee was 125, 10, and 10 basis points, respectively.
The following table discloses certain information regarding our unsecured notes payable under our credit facilities (in thousands, except percentages):

	June 30, 2017	December 31, 2016
Unsecured revolving credit facility:
Balance outstanding	$200,000	$245,000
Available balance	294,386	250,140
Letters of credit outstanding under facility	5,614	4,860
Variable interest rate (excluding facility fee)	1.9%	1.5%
Unsecured short-term facility:
Balance outstanding	$560	$—
Variable interest rate (excluding facility fee)	2.5%	—%
Both facilities:
Maximum balance outstanding during the period	$245,000	$372,000
Weighted average balance	189,875	141,017
Year-to-date weighted average interest rate (excluding facility fee)	1.7%	1.3%
Related to a development project in Sheridan, Colorado, we have provided a guaranty for the payment of any debt service shortfalls until a coverage rate of 1.4x is met on tax increment revenue bonds issued in connection with the project. The bonds are to be repaid with incremental sales and property taxes and a public improvement fee (“PIF”) to be assessed on current and future retail sales and, to the extent necessary, any amounts we may have to provide under a guaranty. The incremental taxes and PIF are to remain intact until the earlier of the date the bond liability has been paid in full or 2040. Therefore, a debt service guaranty liability equal to the fair value of the amounts funded under the bonds was recorded. As of both June 30, 2017 and December 31, 2016, we had $67.1 million outstanding for the debt service guaranty liability.

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
Various leases and properties, and current and future rentals from those leases and properties, collateralize certain debt. At both June 30, 2017 and December 31, 2016, the carrying value of such assets aggregated $.7 billion.
Scheduled principal payments on our debt (excluding $200.6 million unsecured notes payable under our credit facilities, $21.0 million of certain capital leases, $(5.8) million net premium/(discount) on debt, $(9.7) million of deferred debt costs, $4.6 million of non-cash debt-related items, and $67.1 million debt service guaranty liability) are due during the following years (in thousands):

2017 remaining	$40,401
2018	80,427
2019	56,245
2020	237,779
2021	17,667
2022	307,614
2023	305,694
2024	255,954
2025	303,302
2026	277,291
Thereafter	131,310
Total	$2,013,684
Our various debt agreements contain restrictive covenants, including minimum interest and fixed charge coverage ratios, minimum unencumbered interest coverage ratios, minimum net worth requirements and maximum total debt levels. We are not aware of any non-compliance with our public debt and revolving credit facility covenants as of June 30, 2017.
Note 6. Derivatives and Hedging
The fair value of all our interest rate swap contracts was reported as follows (in thousands):

	Assets		Liabilities
	Balance Sheet Location	Amount	Balance Sheet Location	Amount
Designated Hedges:
June 30, 2017	Other Assets, net	$623	Other Liabilities, net	$—
December 31, 2016	Other Assets, net	126	Other Liabilities, net	—

The gross presentation, the effects of offsetting for derivatives with the right to offset under master netting agreements and the net presentation of our interest rate swap contracts is as follows (in thousands):

				Gross Amounts Not Offset in Balance Sheet
	Gross Amounts Recognized	Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
June 30, 2017
Assets	$623	$—	$623	$—	$—	$623

December 31, 2016
Assets	126	—	126	—	—	126
Cash Flow Hedges
As of June 30, 2017 and December 31, 2016, we had three interest rate swap contracts, maturing through March 2020, with an aggregate notional amount of $200 million that were designated as cash flow hedges and fix the LIBOR component of the interest rates at 1.5%. We have determined that these contracts are highly effective in offsetting future variable interest cash flows.
During 2016, we entered into and settled a forward-starting interest rate swap contract with an aggregate notional amount of $200 million hedging future fixed-rate debt issuances, which fixed the 10-year swap rates at 1.5% per annum. Upon settlement of this contract in August 2016, we paid $2.1 million resulting in a loss of $2.0 million in accumulated other comprehensive loss.
As of June 30, 2017 and December 31, 2016, the net gain balance in accumulated other comprehensive loss relating to cash flow interest rate swap contracts was $6.5 million and $6.4 million, respectively, and will be reclassified to net interest expense as interest payments are made on the originally hedged debt. Within the next 12 months, approximately $.6 million in accumulated other comprehensive loss is expected to be reclassified as a reduction to interest expense related to our interest rate contracts.
A summary of cash flow interest rate swap contract hedging activity is as follows (in thousands):

Derivatives Hedging Relationships	Amount of (Gain) Loss Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Three Months Ended June 30, 2017	$495	Interest expense, net	$(25)	Interest expense, net	—
Six Months Ended June 30, 2017	106	Interest expense, net	(164)	Interest expense, net	—
Three Months Ended June 30, 2016	4,140	Interest expense, net	(360)	Interest expense, net	—
Six Months Ended June 30, 2016	8,571	Interest expense, net	(731)	Interest expense, net	—
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
Note 7. Common Shares of Beneficial Interest
At June 30, 2017, we had an at-the-market ("ATM") equity offering program under which we may, but are not obligated to, sell up to $250 million of common shares, in amounts and at times as we determine, at prices determined by the market at the time of sale. Actual sales may depend on a variety of factors including, among others, market conditions, the trading price of our common shares, and determinations by management of the appropriate sources of funding for us. We intend to use the net proceeds from future sales for general trust purposes, which may include acquisitions and reducing borrowings under our $500 million unsecured revolving credit facility, repaying other indebtedness or repurchasing outstanding debt.
No shares were sold under the ATM equity program during the three and six months ended June 30, 2017. The following shares were sold under the ATM equity offering programs during the three and six months ended June 30, 2016 (in thousands, except per share amounts):

	Three Months Ended June 30,	Six Months Ended June 30,
	2016	2016

Shares sold	2,792	3,277
Weighted average price per share	$38.32	$38.16
Gross proceeds	$106,992	$125,058
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

Note 8. Impairment
The following impairment charges were recorded on the following assets based on the difference between the carrying amount of the assets and the estimated fair value (see Note 16 for additional fair value information) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Continuing operations:
Properties held for sale, marketed for sale or sold (1)	$26	$—	$12,198	$43
Land held for development and undeveloped land (1)	—	—	2,719	—
Other	—	—	95	—
Total impairment charges	26	—	15,012	43
Other financial statement captions impacted by impairment:
Equity in earnings of real estate joint ventures and partnerships, net	—	—	—	326
Net (loss) income attributable to noncontrolling interests	(12)	—	24	—
Net impact of impairment charges	$14	$—	$15,036	$369
___________________

(1)	Amounts reported were based on changes in management's plans for the properties, third party offers, recent comparable market transactions and/or a change in market conditions.
Note 9. Supplemental Cash Flow Information
Non-cash investing and financing activities are summarized as follows (in thousands):

	Six Months Ended June 30,
	2017	2016
Accrued property construction costs	$9,582	$7,895
Consolidation of real estate joint venture:
Increase in property, net	—	58,665
Increase in restricted deposits and mortgage escrows	—	30
Increase in debt, net	—	48,727
Increase in security deposits	—	169
Increase (decrease) in equity associated with deferred compensation plan (see Note 1)	44,758	(48,140)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Income from continuing operations	$36,969	$36,618	$57,602	$100,128
Gain on sale of property	32,224	1,033	47,987	46,190
Net income attributable to noncontrolling interests	(5,341)	(1,835)	(10,911)	(3,428)
Net income attributable to common shareholders - basic	63,852	35,816	94,678	142,890
Income attributable to operating partnership units	526	—	—	998
Net income attributable to common shareholders - diluted	$64,378	$35,816	$94,678	$143,888
Denominator:
Weighted average shares outstanding – basic	127,788	125,791	127,700	124,692
Effect of dilutive securities:
Share options and awards	848	1,053	894	1,136
Operating partnership units	1,459	—	—	1,462
Weighted average shares outstanding – diluted	130,095	126,844	128,594	127,290
Anti-dilutive securities of our common shares, which are excluded from the calculation of earnings per common share – diluted, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Share options (1)	207	462	—	462
Operating partnership units	—	1,462	1,460	—
Total anti-dilutive securities	207	1,924	1,460	462
_______________

(1)	Exclusion results as exercise prices were greater than the average market price for each respective period.
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

The fair value of the market-based share awards was estimated on the date of grant using a Monte Carlo valuation model based on the following assumptions:

	Six Months Ended June 30, 2017
	Minimum	Maximum
Dividend yield	0.0%	4.1%
Expected volatility (1)	16.1%	19.1%
Expected life (in years)	N/A	3
Risk-free interest rate	0.7%	1.5%
_______________
(1)    Includes the volatility of the FTSE NAREIT U.S. Shopping Center Index and Weingarten Realty Investors.
A summary of the status of unvested share awards for the six months ended June 30, 2017 is as follows:

	Unvested Share Awards	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2017	590,854	$32.52
Granted:
Service-based awards	121,999	35.82
Market-based awards relative to FTSE NAREIT U.S. Shopping Center Index	54,454	39.00
Market-based awards relative to three-year absolute TSR	54,454	25.65
Trust manager awards	28,280	32.77
Vested	(228,506)	30.74
Forfeited	(1,657)	33.76
Outstanding, June 30, 2017	619,878	$33.81
As of June 30, 2017 and December 31, 2016, there was approximately $3.2 million and $2.0 million, respectively, of total unrecognized compensation cost related to unvested share awards, which is expected to be amortized over a weighted average of 2.0 years and 1.8 years, respectively.
Note 12. Employee Benefit Plans
Defined Benefit Plan
We sponsor a noncontributory qualified retirement plan. The components of net periodic benefit cost for this plan are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Service cost	$305	$309	$648	$618
Interest cost	531	499	1,045	997
Expected return on plan assets	(804)	(729)	(1,563)	(1,458)
Recognized loss	369	376	746	753
Total	$401	$455	$876	$910
For the six months ended June 30, 2017 and 2016, we contributed $2.5 million and $2.0 million, respectively, to the qualified retirement plan. Currently, we do not anticipate making any additional contributions to this plan during 2017.

Defined Contribution Plans
Compensation expense related to our defined contribution plans was $.9 million for both the three months ended June 30, 2017 and 2016, and $2.1 million and $1.8 million for six months ended June 30, 2017 and 2016, respectively.
Note 13. Related Parties
Through our management activities and transactions with our real estate joint ventures and partnerships, we had net accounts receivable of $1.3 million and $2.2 million outstanding as of June 30, 2017 and December 31, 2016, respectively. We also had accounts payable and accrued expenses of $.4 million and $.3 million outstanding as of June 30, 2017 and December 31, 2016, respectively. We recorded joint venture fee income for the three months ended June 30, 2017 and 2016 of $1.5 million and $1.1 million, respectively, and $3.0 million and $2.3 million for the six months ended June 30, 2017 and 2016, respectively.
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
Note 14. Commitments and Contingencies
Commitments and Contingencies
As of June 30, 2017 and December 31, 2016, we participated in two real estate ventures structured as DownREIT partnerships that have centers in Arkansas, North Carolina and Texas. We have operating and financial control over these ventures and consolidate them in our condensed consolidated financial statements. These ventures allow the outside limited partners to put their interest in the partnership to us, and we have the option to redeem the interest in cash or a fixed number of our common shares, at our discretion. We also participate in a real estate venture that has a property in Texas that allows its outside partner to put operating partnership units to us. We have the option to redeem these units in cash or a fixed number of our common shares, at our discretion. The aggregate redemption value of these interests was approximately $43 million and $52 million as of June 30, 2017 and December 31, 2016, respectively.
As of June 30, 2017, we have entered into commitments aggregating $121.8 million comprised principally of construction contracts which are generally due in 12 to 36 months.
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
Note 15. Variable Interest Entities
Consolidated VIEs:
At both June 30, 2017 and December 31, 2016, nine of our real estate joint ventures, whose activities primarily consisted of owning and operating 22 and 25 neighborhood/community shopping centers, respectively, were determined to be VIEs. Based on a financing agreement by one of our real estate joint ventures that has a bottom dollar guaranty, which is disproportionate to our ownership, we have determined that we are the primary beneficiary and have consolidated this joint venture. For the remaining real estate joint ventures, we concluded we are the primary beneficiary based primarily on our significant power to direct the entities' activities without any substantive kick-out or participating rights.
At December 31, 2016, in conjunction with the acquisition of a property with a net book value of $249.5 million, we had a like-kind exchange agreement with a third party intermediary for tax purposes. The third party purchased the property via our financing, and then leased the property to us. Based on the associated agreements, we had determined that the entity was a VIE, and we were the primary beneficiary based on our significant power to direct the entity's activities without any substantive kick-out or participating rights. Accordingly, we consolidated the property and its operations as of the respective acquisition date. During the six months ended June 30, 2017, the ownership of this property was conveyed to us in accordance with the terms of the like-kind exchange agreement, and we no longer have a VIE.
A summary of our consolidated VIEs is as follows (in thousands):

	June 30, 2017	December 31, 2016
Assets Held by VIEs (1)	$236,809	$504,293
Assets Held as Collateral for Debt (2)	40,773	46,136
Maximum Risk of Loss (2)	29,784	29,784
___________________

(1)	$249.5 million of assets at December 31, 2016 ceased to be considered a VIE (see above).

(2)	Represents the amount of debt and related assets held as collateral associated with the bottom dollar guaranty at one real estate joint venture.
Restrictions on the use of these assets can be significant because they may serve as collateral for debt. Further, we are generally required to obtain our partner's approval in accordance with the joint venture agreement for any major transactions. Transactions with these joint ventures on our condensed consolidated financial statements have primarily been positive as demonstrated by the generation of net income and operating cash flows, as well as the receipt of cash distributions. We and our partners are subject to the provisions of the joint venture agreements which include provisions for when additional contributions may be required to fund operating cash shortfalls, development expenditures and unplanned capital expenditures. For the six months ended June 30, 2017, $.1 million in additional contributions were made primarily to fund an operating shortfall. During 2016, $2.5 million in additional contributions were made primarily for capital activities. We currently anticipate that $.1 million of additional contributions will be made during the remainder of 2017.

Unconsolidated VIEs:
At both June 30, 2017 and December 31, 2016, two unconsolidated real estate joint ventures were determined to be VIEs. We have determined that one entity was a VIE through the issuance of a secured loan, since the lender had the ability to make decisions that could have a significant impact on the success of the entity. Based on the associated agreements for the future development of a mixed-use project, we concluded that the other entity was a VIE, but we are not the primary beneficiary as the substantive participating rights associated with the entity are shared, and we do not have the power to direct the significant activities of the entity. Our analysis considered that all major decisions require unanimous member consent and those decisions include significant activities such as development, financing, leasing and operations of the entity.
A summary of our unconsolidated VIEs is as follows (in thousands):

	June 30, 2017	December 31, 2016
Investment in Real Estate Joint Ventures and Partnerships, net (1) (2)	$28,758	$886
Maximum Risk of Loss (3)	34,000	34,000
___________________

(1)	The carrying amount of the investment represents our contributions to the real estate joint ventures, net of any distributions made and our portion of the equity in earnings of the joint ventures.

(2)
As of June 30, 2017 and December 31, 2016, the carrying amount of the investment for one VIE is $(7) million and $(9) million, respectively, which is included in Other Liabilities and results from the distribution of proceeds from the issuance of debt.

(3)	The maximum risk of loss has been determined to be limited to our debt exposure for the real estate joint ventures.
We and our partners are subject to the provisions of the joint venture agreements that specify conditions, including operating shortfalls, development expenditures and unplanned capital expenditures, under which additional contributions may be required. With respect to our future development of a mixed-used project, we anticipate funding approximately $101 million in equity and debt through 2020.
Note 16. Fair Value Measurements
Recurring Fair Value Measurements:
Assets and liabilities measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016, aggregated by the level in the fair value hierarchy in which those measurements fall, are as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at June 30, 2017
Assets:
Investments, mutual funds held in a grantor trust	$28,703			$28,703
Investments, mutual funds	8,372			8,372
Derivative instruments:
Interest rate contracts		$623		623
Total	$37,075	$623	$—	$37,698
Liabilities:
Deferred compensation plan obligations	$28,703			$28,703
Total	$28,703	$—	$—	$28,703

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2016
Assets:
Investments, mutual funds held in a grantor trust	$26,328			$26,328
Investments, mutual funds	7,670			7,670
Derivative instruments:
Interest rate contracts		$126		126
Total	$33,998	$126	$—	$34,124
Liabilities:
Deferred compensation plan obligations	$26,328			$26,328
Total	$26,328	$—	$—	$26,328
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
No assets were measured at fair value on a nonrecurring basis at December 31, 2016. Assets measured at fair value on a nonrecurring basis at June 30, 2017 aggregated by the level in the fair value hierarchy in which those measurements fall, are as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value	Total Gains (Losses) (1)
Property (2)		$12,901	$5,896	$18,797	$(10,265)
Total	$—	$12,901	$5,896	$18,797	$(10,265)
____________

(1)	Total gains (losses) exclude impairments on disposed assets because they are no longer held by us.

(2)
In accordance with our policy of evaluating and recording impairments on the disposal of long-lived assets, property with a carrying amount of $29.1 million was written down to a fair value of $18.8 million, resulting in a loss of $10.3 million, which was included in earnings for the first quarter of 2017. Management’s estimate of fair value of these properties was determined using a bona fide purchase offer for the Level 2 inputs. See the quantitative information about the significant unobservable inputs used for our Level 3 fair value measurements table below.

Fair Value Disclosures:
Unless otherwise described below, short-term financial instruments and receivables are carried at amounts which approximate their fair values based on their highly-liquid nature, short-term maturities and/or expected interest rates for similar instruments.

Schedule of our fair value disclosures is as follows (in thousands):

	June 30, 2017			December 31, 2016
	Carrying Value	Fair Value Using Significant Other Observable Inputs (Level 2)	Fair Value Using Significant Unobservable Inputs (Level 3)	Carrying Value	Fair Value Using Significant Other Observable Inputs (Level 2)	Fair Value Using Significant Unobservable Inputs (Level 3)
Other Assets:
Tax increment revenue bonds (1)	$23,910		$23,910	$23,910		$23,910
Investments, held to maturity (2)	4,741	$4,494		5,240	$5,248
Debt:
Fixed-rate debt	2,069,295		2,133,379	2,089,769		2,132,082
Variable-rate debt	222,179		220,850	266,759		265,230
_______________

(1)	At June 30, 2017 and December 31, 2016, the credit loss balance on our tax increment revenue bonds was $31.0 million.

(2)
Investments held to maturity are recorded at cost. As of June 30, 2017, $247 thousand of unrealized loss was recognized on these investments, and at December 31, 2016, an $8 thousand unrealized gain was recognized.

The quantitative information about the significant unobservable inputs used for our Level 3 fair value measurements as of June 30, 2017 and December 31, 2016 reported in the above tables, is as follows:

Description	Fair Value at			Unobservable Inputs	Range
	June 30, 2017	December 31, 2016			Minimum		Maximum
	(in thousands)		Valuation Technique		2017	2016	2017	2016
Property	$5,896	$—	Discounted cash flows	Discount rate	7.5%		12.0%
				Capitalization rate	7.0%		10.0%
				Holding period (years)	5		10
				Expected future inflation rate (1)			2.0%
				Market rent growth rate (1)	2.0%		3.0%
				Expense growth rate (1)			2.0%
				Vacancy rate (1)	—%		20.0%
				Renewal rate (1)			70.0%
				Average market rent rate (1)	$11.00		$16.00
				Average leasing cost per square foot (1)	$10.00		$35.00
Tax increment revenue bonds	23,910	23,910	Discounted cash flows	Discount rate	6.5%	6.5%	7.5%	7.5%
				Expected future growth rate	1.0%	1.0%	2.5%	2.0%
				Expected future inflation rate	1.0%	1.0%	3.0%	3.0%
Fixed-rate debt	2,133,379	2,132,082	Discounted cash flows	Discount rate	3.0%	3.0%	5.3%	5.2%
Variable-rate debt	220,850	265,230	Discounted cash flows	Discount rate	2.1%	1.6%	2.8%	2.4%
_______________

(1)	Only applies to one property valuation.
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
We operate a portfolio of rental properties, primarily neighborhood and community shopping centers, totaling approximately 43.4 million square feet of gross leaseable area, that is either owned by us or others. We have a diversified tenant base with our largest tenant comprising only 3.0% of base minimum rental revenues during the first six months of 2017.
At June 30, 2017, we owned or operated under long-term leases, either directly or through our interest in real estate joint ventures or partnerships, a total of 216 properties, which are located in 18 states spanning the country from coast to coast.
We also owned interests in 25 parcels of land held for development that totaled approximately 18.4 million square feet at June 30, 2017.
We had approximately 5,700 leases with 3,800 different tenants at June 30, 2017. Leases for our properties range from less than a year for smaller spaces to over 25 years for larger tenants. Rental revenues generally include minimum lease payments, which often increase over the lease term, reimbursements of property operating expenses, including real estate taxes, and additional rent payments based on a percentage of the tenants’ sales. Our anchor tenants are supermarkets, value-oriented apparel/discount stores and other retailers or service providers who generally sell basic necessity-type goods and services. We believe the stability of our anchor tenants, combined with convenient locations, attractive and well-maintained properties, high quality retailers and a strong tenant mix, should ensure the long-term success of our merchants and the viability of our portfolio.

Our goal is to remain a leader in owning and operating top-tier neighborhood and community shopping centers in certain markets of the United States. Our strategic initiatives include: (1) raising net asset value and cash flow through quality acquisitions, redevelopments and new developments, (2) maintaining a strong, flexible consolidated balance sheet and a well-managed debt maturity schedule and (3) growing net operating income from our existing portfolio by increasing occupancy and rental rates. We believe these initiatives will keep our portfolio of properties among the strongest in our sector. Due to current capitalization rates in the market along with the uncertainty of the impact of increasing interest rates and various other market conditions, we will continue to be very prudent in our evaluation of all new investment opportunities. As activity in secondary and tertiary markets has remained consistent with the past year, we will continue to monitor such activity, and our disposition activity could increase accordingly. Additionally, the commercial mortgage-backed securities ("CMBS") market has been a significant source of financing for buyers of our disposition properties. While new financial market regulations could continue to contribute to a reduction in CMBS originations during 2017, we believe this market has begun to stabilize. However, availability within the CMBS markets for 2017 and beyond remains uncertain.
We intend to recycle non-core operating centers that no longer meet our ownership criteria and that will provide capital for growth opportunities. During the six months ended June 30, 2017, we disposed of real estate assets, which were owned by us either directly or through our interest in real estate joint ventures or partnerships, with our share of aggregate gross sales proceeds totaling $103.8 million. We increased our guidance for dispositions to a range of $200 million to $400 million during 2017; however, we can give no assurances that any dispositions will actually occur, or at what values, or whether we may potentially exceed this range. Subsequent to June 30, 2017, we sold real estate assets with our share of aggregate gross sales proceeds totaling $57.5 million. We have approximately $296.6 million of dispositions currently under contracts or letters of intent; however, there are no assurances that these transactions will close at such prices or at all.
We intend to continue to actively seek acquisition properties that meet our return hurdles and to actively evaluate other opportunities as they enter the market. For 2017, we currently expect a lower level of acquisition investments, which could potentially range from $50 million to $150 million; however, there are no assurances that this will actually occur.
We intend to continue to focus on identifying new development projects as another source of growth, as well as continue to look for internal growth opportunities. Although we have recently begun the development of mixed-use projects, the opportunities for additional new development projects are limited at this time due to a lack of demand for new retail space. During the six months ended June 30, 2017, we invested $61.3 million in three new development projects that are partially or wholly owned, which includes our share of the Columbia Pike land parcel acquisition and development costs totaling $27.7 million during the second quarter of 2017. Effective January 1, 2017, we stabilized the development in White Marsh, Maryland, moving it to our operating property portfolio. This development is 100% leased with an investment of $46 million and an 8% yield. Also during the six months ended June 30, 2017, we invested $13.8 million in 17 redevelopment projects that were partially or wholly owned. For 2017, we expect to invest in new development and redevelopments in the range of $125 million to $175 million, but we can give no assurances that this will actually occur.
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
Operational Metrics
In assessing the performance of our centers, management carefully monitors various operating metrics of the portfolio. As a result of our strong leasing activity and low tenant fallout, the operating metrics of our portfolio remained strong in the first half of 2017 as we focused on increasing rental rates and same property net operating income ("SPNOI" and see Non-GAAP Financial Measures for additional information). Our portfolio delivered solid operating results with:

•	occupancy of 94.5% at June 30, 2017;

•	an increase of 2.6% in SPNOI including redevelopments for the three months ended June 30, 2017 over the same period of 2016; and

•	rental rate increases of 43.4% for new leases and 7.7% for renewals during the three months ended June 30, 2017.

Below are performance metrics associated with our signed occupancy, SPNOI growth and leasing activity on a pro rata basis:

	June 30,
	2017	2016
Anchor (space of 10,000 square feet or greater)	96.9%	97.7%
Non-Anchor	90.7%	90.2%
Total Occupancy	94.5%	94.9%

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
SPNOI Growth including Redevelopments (1)	2.6%	3.0%
_______________

(1)	See Non-GAAP Financial Measures for a definition of the measurement of SPNOI and a reconciliation to operating income within this section of Item 2.

	Number of Leases	Square Feet ('000's)	Average New Rent per Square Foot ($)	Average Prior Rent per Square Foot ($)	Average Cost of Tenant Improvements per Square Foot ($)	Change in Base Rent on Cash Basis
Leasing Activity:
Three Months Ended June 30, 2017
New leases (1)	42	144	$23.17	$16.16	$53.83	43.4%
Renewals	182	694	19.21	17.84	—	7.7%
Not comparable spaces	40	229
Total	264	1,067	$19.89	$17.55	$9.24	13.4%

Six Months Ended June 30, 2017
New leases (1)	104	310	$22.21	$18.14	$38.56	22.4%
Renewals	396	2,046	17.63	16.17	—	9.0%
Not comparable spaces	67	302
Total	567	2,658	$18.23	$16.43	$5.07	10.9%
_______________

(1)	Average external lease commissions per square foot for the three and six months ended June 30, 2017 were $6.43 and $5.71, respectively.
While we will continue to monitor the effects of the economy and market trends, including the impact of retail customers spending trends on our tenants, over the long-term, we believe the significant diversification of our portfolio, both geographically and by tenant base, and the quality of our portfolio which focuses on supermarkets, value-oriented apparel/discount stores and other retailers or service providers who generally sell basic necessity-type goods and services, will allow future increases to occupancy levels. While we anticipate occupancy to remain in the range between 94% and 95% by year end, we may experience some fluctuations due to the repositioning of some of our anchor space for long-term portfolio improvement and announced bankruptcies. A reduction in quality retail space available, as well as continued retailer demand, contributed to the increase in overall rental rates on a same-space basis as we completed new leases and renewed existing leases. Leasing volume is anticipated to decrease due to the reduction in vacant space available for leasing and the uncertainty in tenant fallouts related to bankruptcies. Our expectation is that SPNOI growth including redevelopments will average between 2.5% to 3.5% for 2017 assuming no further tenant bankruptcies, although there are no assurances that this will occur.

New Development/Redevelopment
At June 30, 2017, we had three projects in various stages of development that were partially or wholly owned. We have funded $108.6 million through June 30, 2017 on these projects, and we estimate our aggregate net investment upon completion to be $347.2 million. Overall, the average projected stabilized return on investment for these multi-use properties, that include retail, office and residential components, is expected to be approximately 5.7% upon completion. Effective January 1, 2017, we stabilized the development in White Marsh, Maryland, moving it to our operating property portfolio. This development is 100% leased with an investment of $46 million and an 8% yield.
We have 17 redevelopment projects in which we plan to invest approximately $238.1 million, which includes a 30-story, high-rise residential tower at our River Oaks Shopping Center in Houston, Texas with an estimated investment of $150 million. Upon completion, the average projected stabilized return on our incremental investment on these redevelopment projects is expected to average around 7.5% to 9.5%.
We had approximately $72.0 million in land held for development at June 30, 2017 that may either be developed or sold. While we are experiencing some interest from retailers and other market participants in our land held for development, opportunities for economically viable developments remain limited. We intend to continue to pursue additional development and redevelopment opportunities in multiple markets; however, finding the right opportunities remains challenging.
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

Results of Operations
Comparison of the Three Months Ended June 30, 2017 to the Three Months Ended June 30, 2016
The following table is a summary of certain items in income from continuing operations from our Condensed Consolidated Statements of Operations, which we believe represent items that significantly changed during the three months ended June 30, 2017 as compared to the same period in 2016:

	Three Months Ended June 30,
	2017	2016	Change	% Change
Revenues	$146,023	$135,676	$10,347	7.6%
Depreciation and amortization	42,157	39,218	2,939	7.5
Real estate taxes, net	21,632	17,221	4,411	25.6
Interest expense, net	20,473	18,558	1,915	10.3
Revenues
The increase in revenues of $10.3 million is primarily attributable to our acquisitions and new development completions that totaled $10.5 million. The existing portfolio and redevelopment properties contributed $4.6 million due to increases in rental rates offset by changes in occupancy, which is offset by our dispositions of $4.8 million.
Depreciation and Amortization
The increase in depreciation and amortization of $2.9 million is primarily attributable to our acquisitions and new development completions that totaled $5.3 million, which is offset by our dispositions and other capital activities.
Real Estate Taxes, net
The increase in net real estate taxes of $4.4 million is primarily attributable to our acquisitions and new development completions.
Interest Expense, net
Net interest expense increased $1.9 million or 10.3%. The components of net interest expense were as follows (in thousands):

	Three Months Ended June 30, 2017
	2017	2016
Gross interest expense	$20,900	$20,607
Gain on extinguishment of debt	—	(2,037)
Amortization of debt deferred costs, net	955	890
Over-market mortgage adjustment	(302)	(285)
Capitalized interest	(1,080)	(617)
Total	$20,473	$18,558
The increase in net interest expense is attributable primarily to the $2.0 million gain on debt extinguishment in 2016 associated with the refinancing of a secured note. For the three months ended June 30, 2017, the weighted average debt outstanding was $2.3 billion at a weighted average interest rate of 3.8% as compared to $2.1 billion outstanding at a weighted average interest rate of 4.0% in the same period of 2016.

Comparison of the Six Months Ended June 30, 2017 to the Six Months Ended June 30, 2016
The following table is a summary of certain items in income from continuing operations from our Condensed Consolidated Statements of Operations, which we believe represent items that significantly changed during the six months ended June 30, 2017 as compared to the same period in 2016:

	Six Months Ended June 30,
	2017	2016	Change	% Change
Revenues	$289,686	$268,093	$21,593	8.1%
Depreciation and amortization	84,606	77,097	7,509	9.7
Operating expenses	56,131	48,199	7,932	16.5
Real estate taxes, net	39,149	33,078	6,071	18.4
Impairment loss	15,012	43	14,969	34,811.6
Interest and other income	3,040	572	2,468	431.5
Gain on sale and acquisition of real estate joint venture and partnership interests	—	37,392	(37,392)	(100.0)
Benefit (provision) for income taxes	2,612	(5,915)	8,527	144.2
Revenues
The increase in revenues of $21.6 million is primarily attributable to our acquisitions and new development completions that totaled $22.8 million. The existing portfolio and redevelopment properties contributed $7.3 million due to increases in rental rates offset by changes in occupancy, which is offset by our dispositions of $8.5 million.
Depreciation and Amortization
The increase in depreciation and amortization of $7.5 million is primarily attributable to our acquisitions and new development completions that totaled $10.6 million, which is offset by our dispositions and other capital activities.
Operating Expenses
The increase in operating expenses of $7.9 million is primarily attributable to our acquisitions and new development completions of $4.8 million, a $3.1 million lease termination fee paid in 2017 and an increase of $1.7 million in costs associated with our deferred compensation plan, which is offset by our dispositions of $1.6 million.
Real Estate Taxes, net
The increase in net real estate taxes of $6.1 million is primarily attributable to our acquisitions and new development completions.
Impairment loss
The increase in impairment losses of $15.0 million is primarily attributable to the losses in 2017 associated with the completed or proposed disposition of four shopping centers, one 50% unconsolidated joint venture interest and the disposition of an unimproved land parcel.
Interest and Other Income
The increase in interest and other income of $2.5 million is primarily attributable to an increase in the fair value of assets held in a grantor trust related to our deferred compensation plan.
Gain on Sale and Acquisition of Real Estate Joint Venture and Partnership Interests
The gain in 2016 of $37.4 million is associated with the remeasurement of our 51% unconsolidated real estate partnership interest to fair value associated with the exchange of properties among the partners.
Benefit (Provision) for Income Taxes
The increase of $8.5 million in the benefit for income taxes is attributable primarily to our taxable REIT subsidiary. In 2017, a tax benefit of $3.1 million was realized associated primarily with impairment losses and an NOL carryforward from dispositions as compared to a tax provision of $5.5 million in the same period of 2016 associated with the gain from the exchange of properties among the partners of an unconsolidated real estate joint venture.

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
As of June 30, 2017, we had available borrowing capacity of $294.4 million under our unsecured revolving credit facility, and our debt maturities for the remainder of 2017 total $40.4 million.
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
During the first six months of 2017, aggregate gross sales proceeds from our dispositions totaled $103.8 million, which were owned by us either directly or through our interest in real estate joint ventures or partnerships. Operating cash flows from assets disposed are included in net cash from operating activities in our Condensed Consolidated Statements of Cash Flows, while proceeds from these disposals are included as investing activities.
We have non-recourse debt secured by acquired or developed properties held in several of our real estate joint ventures and partnerships. Off-balance sheet mortgage debt for our unconsolidated real estate joint ventures and partnerships totaled $300.8 million, of which our pro rata ownership is $109.5 million, at June 30, 2017. Scheduled principal mortgage payments on this debt, excluding deferred debt costs and non-cash related items totaling $(.7) million, at 100% are as follows (in millions):

2017 remaining	$3.0
2018	6.1
2019	6.4
2020	93.0
2021	173.0
Thereafter	20.0
Total	$301.5
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
Investing Activities
Dispositions
During the first six months of 2017, we sold seven centers and other property, including real estate assets owned through our interest in unconsolidated real estate joint ventures and partnerships. Our share of aggregate gross sales proceeds from these transactions totaled $103.8 million and generated our share of the gains of approximately $42.4 million.

New Development/Redevelopment
At June 30, 2017, we had three projects under development with approximately .3 million of total square footage for retail and office space and 649 residential units, that were partially or wholly owned. We have funded $108.6 million through June 30, 2017 on these projects. Upon completion, we expect our aggregate net investment in these multi-use projects to be $347.2 million. Effective January 1, 2017, we stabilized the development in White Marsh, Maryland, moving it to our operating property portfolio. This development is 100% leased with an investment of $46 million and an 8% yield.
At June 30, 2017, we had 17 redevelopment projects in which we plan to invest approximately $238.1 million, which includes a 30-story, high-rise residential tower at our River Oaks Shopping Center in Houston, Texas with an estimated investment of $150 million. Upon completion, the average projected stabilized return on our incremental investment on these redevelopment projects is expected to average around 7.5% to 9.5%.
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
Capital Expenditures
Capital expenditures for additions to the existing portfolio, acquisitions, tenant improvements, new development, redevelopment and our share of investments in unconsolidated real estate joint ventures and partnerships are as follows (in thousands):

	Six Months Ended June 30,
	2017	2016
Acquisitions	$—	$134,096
Tenant Improvements	11,071	11,849
New Development	61,381	13,580
Redevelopment	16,624	13,784
Capital Improvements	10,945	6,459
Other	1,332	7,769
Total	$101,353	$187,537
The decrease in capital expenditures is attributable primarily to the 2016 acquisition activity, which is offset by the increase in new development activity associated primarily to the purchase of the retail portion of a mixed-use project in Seattle, Washington and our share of the Columbia Pike land parcel acquisition in Arlington, Virginia.
For 2017, our acquisitions could possibly range from $50 million to $150 million. Our new development and redevelopment investment for 2017 is estimated to be approximately $125 million to $175 million. For 2017, capital and tenant improvements is expected to be consistent with 2016 expenditures. No assurances can be provided that any of these currently expected activities will occur. Further, we have entered into commitments aggregating $121.8 million comprised principally of construction contracts which are generally due in 12 to 36 months and anticipated to be funded under our unsecured revolving credit facility.
Capital expenditures for additions described above relate to cash flows from investing activities as follows (in thousands):

	Six Months Ended June 30,
	2017	2016
Acquisition of real estate and land	$570	$92,071
Development and capital improvements	72,908	53,441
Real estate joint ventures and partnerships - Investments	27,875	42,025
Total	$101,353	$187,537

Capitalized soft costs, including payroll and other general and administrative costs, interest, insurance and real estate taxes, totaled $6.6 million and $4.6 million for the six months ended June 30, 2017 and 2016, respectively.
Financing Activities
Debt
Total debt outstanding was $2.3 billion at June 30, 2017 and consists of $2.1 billion, including the effect of $200 million of interest rate swap contracts, which bears interest at fixed rates, and $222.2 million, which bears interest at variable rates. Additionally, of our total debt, $421.5 million was secured by operating centers while the remaining $1.9 billion was unsecured.
At June 30, 2017, we have a $500 million unsecured revolving credit facility, which expires in March 2020 and provides borrowing rates that float at a margin over LIBOR plus a facility fee. At June 30, 2017, the borrowing margin and facility fee, which are priced off a grid that is tied to our senior unsecured credit ratings, were 90 and 15 basis points, respectively. The facility also contains a competitive bid feature that allows us to request bids for up to $250 million. Additionally, an accordion feature allows us to increase the facility amount up to $850 million. As of July 28, 2017, we had $120.0 million outstanding, and the available balance was $374.4 million, net of $5.6 million in outstanding letters of credit.
At June 30, 2017, we have a $10 million unsecured short-term facility that we maintain for cash management purposes. The facility, which matures in March 2018, provides for fixed interest rate loans at a 30-day LIBOR rate plus borrowing margin, facility fee and an unused facility fee of 125, 10, and 5 basis points, respectively. As of July 28, 2017, we had $8.9 million amounts outstanding under this facility.
For the six months ended June 30, 2017, the maximum balance and weighted average balance outstanding under both facilities combined were $245.0 million and $189.9 million, respectively, at a weighted average interest rate of 1.7%.
Our five most restrictive covenants, composed from both our public debt and revolving credit facility, include debt to asset, secured debt to asset, fixed charge, unencumbered asset test and unencumbered interest coverage ratios. We are not aware of any non-compliance with our public debt and revolving credit facility covenants as of June 30, 2017.
Our most restrictive public debt covenant ratios, as defined in our indenture and supplemental indenture agreements, were as follows at June 30, 2017:

Covenant	Restriction	Actual
Debt to Asset Ratio	Less than 60.0%	43.4%
Secured Debt to Asset Ratio	Less than 40.0%	8.0%
Fixed Charge Ratio	Greater than 1.5	4.2
Unencumbered Asset Test	Greater than 150%	245.6%
At June 30, 2017, we had three interest rate swap contracts with an aggregate notional amount of $200 million that were designated as cash flow hedges. These contracts mature March 2020 and fix the LIBOR component of the interest rates at 1.5%. We have determined that these contracts are highly effective in offsetting future variable interest cash flows.
We could be exposed to losses in the event of nonperformance by the counter-parties related to our interest rate swap contracts; however, management believes such nonperformance is remote.
Equity
Our Board of Trust Managers approved the current quarter 2017 dividend of $.385 per common share, an increase from $.365 per common share for the respective quarter of 2016. Common share dividends paid totaled $98.8 million during the first six months of 2017. Our dividend payout ratio (as calculated as dividends paid on common shares divided by core funds from operations attributable to common shareholders - basic) for the six months ended June 30, 2017 approximated 62.7% (see Non-GAAP Financial Measures for additional information).

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
We have an effective universal shelf registration statement which expires in September 2017, which we intend to replace prior to its expiration. We will continue to closely monitor both the debt and equity markets and carefully consider our available financing alternatives, including both public offerings and private placements.
Contractual Obligations
We have debt obligations related to our mortgage loans and unsecured debt, including any draws on our credit facilities. We have shopping centers that are subject to non-cancelable long-term ground leases where a third party owns and has leased the underlying land to us to construct and/or operate a shopping center. In addition, we have non-cancelable operating leases pertaining to office space from which we conduct our business. The table below excludes obligations related to our new development projects because such amounts are not fixed or determinable, and commitments aggregating $121.8 million comprised principally of construction contracts which are generally due in 12 to 36 months. The following table summarizes our primary contractual obligations as of June 30, 2017 (in thousands):

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Mortgages and Notes Payable (1)
Unsecured Debt	$2,220,944	$45,355	$126,460	$508,044	$1,541,085
Secured Debt	514,601	51,087	156,580	70,423	236,511
Lease Payments	127,635	1,538	6,140	5,508	114,449
Other Obligations (2)	68,217	33,545	34,672
Total Contractual Obligations	$2,931,397	$131,525	$323,852	$583,975	$1,892,045

_______________

(1)
Includes principal and interest with interest on variable-rate debt calculated using rates at June 30, 2017, excluding the effect of interest rate swaps. Also, excludes a $67.1 million debt service guaranty liability. See Note 5 for additional information.

(2)
Other obligations include income and real estate tax payments, commitments associated with our secured debt and other employee payments. Contributions to our retirement plan were fully funded for 2017, and therefore are excluded from the above table. See Note 12 for addtional information.

Related to a development project in Sheridan, Colorado, we have provided a guaranty for the payment of any debt service shortfalls on tax increment revenue bonds issued in connection with the project. The Sheridan Redevelopment Agency issued Series A bonds used for an urban renewal project, of which $67.1 million remain outstanding at June 30, 2017. The bonds are to be repaid with incremental sales and property taxes and a PIF to be assessed on current and future retail sales and, to the extent necessary, any amounts we may have to provide under a guaranty. The incremental taxes and PIF are to remain intact until the earlier of the payment of the bond liability in full or 2040. The debt associated with this guaranty has been recorded in our condensed consolidated financial statements as of June 30, 2017.
Off Balance Sheet Arrangements
As of June 30, 2017, none of our off-balance sheet arrangements had a material effect on our liquidity or availability of, or requirement for, our capital resources. Letters of credit totaling $5.6 million were outstanding under the unsecured revolving credit facility at June 30, 2017.

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
As of June 30, 2017, one unconsolidated real estate joint venture was determined to be a VIE through the issuance of a secured loan, since the lender had the ability to make decisions that could have a significant impact on the profitability of the entity. Our maximum risk of loss associated with this VIE was limited to $34.0 million at June 30, 2017. Also at June 30, 2017, another joint venture arrangement for the future development of a mixed-use project was determined to be a VIE. We are not the primary beneficiary as the substantive participating rights associated with the entity are shared, and we do not have the power to direct the significant activities of the entity. We anticipate funding approximately $101 million in equity and debt associated with the mixed-use project through 2020.
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

NAREIT FFO and Core FFO is calculated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income attributable to common shareholders	$63,852	$35,816	$94,678	$142,890
Depreciation and amortization of real estate	41,951	39,010	84,139	76,691
Depreciation and amortization of real estate of unconsolidated real estate joint ventures and partnerships	3,548	3,993	7,187	7,679
Impairment of operating properties and real estate equity investments	2	—	12,007	—
Impairment of operating properties of unconsolidated real estate joint ventures and partnerships	—	—	—	326
Gain on acquisition including associated real estate equity investment	—	—	—	(37,383)
Gain on sale of property and interests in real estate equity investments	(31,970)	(402)	(47,718)	(45,557)
Gain on dispositions of unconsolidated real estate joint ventures and partnerships	(1,950)	(3,139)	(1,950)	(3,139)
Provision (benefit) for income taxes (1)	378	—	(2,014)	—
Noncontrolling Interests (2)	3,045	(457)	6,414	(899)
Other	(8)	(8)	(8)	(8)
NAREIT FFO – basic	78,848	74,813	152,735	140,600
Income attributable to operating partnership units	526	499	1,052	998
NAREIT FFO – diluted	79,374	75,312	153,787	141,598
Adjustments to Core FFO:
Other impairment loss	12	—	3,029	43
(Benefit) provision for income taxes	—	—	(952)	5,895
Acquisition costs	—	245	—	600
Gain on extinguishment of debt	—	(1,679)	—	(1,679)
Other	(162)	(294)	2,904	(536)
Core FFO – diluted	$79,224	$73,584	$158,768	$145,921

Weighted average shares outstanding – basic	127,788	125,791	127,700	124,692
Effect of dilutive securities:
Share options and awards	848	1,053	894	1,136
Operating partnership units	1,459	1,462	1,460	1,462
Weighted average shares outstanding – diluted	130,095	128,306	130,054	127,290

NAREIT FFO per common share – basic	$.62	$.59	$1.20	$1.13

NAREIT FFO per common share – diluted	$.61	$.59	$1.18	$1.11

Core FFO per common share – diluted	$.61	$.57	$1.22	$1.15
_______________
(1) Effective January 1, 2017 includes the applicable taxes related to gains and impairments of operating properties.
(2) Related to gains, impairments and depreciation on operating properties, where applicable.

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

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Beginning of the period	201	193
Properties added:
Acquisitions	—	4
New Developments	—	1
Redevelopments	—	6
Properties removed:
Dispositions	(4)	(7)
End of the period	197	197

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income attributable to common shareholders	$63,852	$35,816	$94,678	$142,890
Add:
Net income attributable to noncontrolling interests	5,341	1,835	10,911	3,428
Provision (benefit) for income taxes	747	16	(2,612)	5,915
Interest expense, net	20,473	18,558	41,555	39,449
Less:
Gain on sale of property	(32,224)	(1,033)	(47,987)	(46,190)
Equity in earnings of real estate joint ventures and partnership interests	(7,430)	(6,645)	(12,747)	(10,738)
Gain on sale and acquisition of real estate joint venture and partnership interests	—	—	—	(37,392)
Interest and other income	(1,286)	(361)	(3,040)	(572)
Operating Income	49,473	48,186	80,758	96,790
Less:
Revenue adjustments (1)	(4,111)	(3,526)	(8,220)	(7,253)
Add:
Property management fees	655	598	1,580	1,557
Depreciation and amortization	42,157	39,218	84,606	77,097
Impairment loss	26	—	15,012	43
General and administrative	6,514	6,388	14,030	12,886
Acquisition costs	—	174	1	223
Other (2)	164	(76)	3,281	93
Net Operating Income	94,878	90,962	191,048	181,436
Less: NOI related to consolidated entities not defined as same property and noncontrolling interests	(8,739)	(6,998)	(18,557)	(13,951)
Add: Pro rata share of unconsolidated entities defined as same property	8,402	8,215	16,811	16,297
Same Property Net Operating Income	94,541	92,179	189,302	183,782
Less: Redevelopment Net Operating Income	(8,545)	(7,986)	(17,486)	(16,020)
Same Property Net Operating Income excluding Redevelopments	$85,996	$84,193	$171,816	$167,762
___________________

(1)	Revenue adjustments consist primarily of straight-line rentals, lease cancellation income and fee income primarily from real estate joint ventures and partnerships.

(2)	Other includes items such as environmental abatement costs, demolition expenses and lease termination fees.
Newly Issued Accounting Pronouncements
See Note 2 to our condensed consolidated financial statements in Item 1 for additional information related to recent accounting pronouncements.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk
We use fixed and floating-rate debt to finance our capital requirements. These transactions expose us to market risk related to changes in interest rates. Derivative financial instruments are used to manage a portion of this risk, primarily interest rate contracts with major financial institutions. These agreements expose us to credit risk in the event of non-performance by the counter-parties. We do not engage in the trading of derivative financial instruments in the normal course of business. At June 30, 2017, we had fixed-rate debt of $2.1 billion, after adjusting for the net effect of $200 million notional amount of interest rate contracts, and variable-rate debt of $222.2 million. In the event interest rates were to increase 100 basis points and holding all other variables constant, annual net income and cash flows for the following year would decrease by approximately $2.2 million associated with our variable-rate debt, including the effect of the interest rate contracts. The effect of the 100 basis points increase would decrease the fair value of our variable-rate and fixed-rate debt by approximately $9.0 million and $119.0 million, respectively.
ITEM 4.    Controls and Procedures
Under the supervision and with the participation of our principal executive officer and principal financial officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of June 30, 2017. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2017.
There has been no change to our internal control over financial reporting during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Repurchases of our common shares for the quarter ended June 30, 2017 are as follows:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program
May 1, 2017 to May 31, 2017	92	$31.18
June 1, 2017 to June 30, 2017	36	30.49
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
DATE: August 2, 2017

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