Form 10-K
period 2017-12-31
WEINGARTEN REALTY INVESTORS /TX/
filed 2018-02-28
CIK 828916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
OR
☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                          to
Commission file number 1-9876
Weingarten Realty Investors
(Exact name of registrant as specified in its charter)

TEXAS	74-1464203
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2600 Citadel Plaza Drive, Suite 125
Houston, Texas	77008
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code	(713) 866-6000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Shares of Beneficial Interest, $.03 par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.YES☒NO☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.YES☐NO☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES☒NO☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES☒NO☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).YES☐NO☒
The aggregate market value of the common shares of beneficial interest held by non-affiliates on June 30, 2017 (based upon the most recent closing sale price on the New York Stock Exchange as of such date of $30.10) was $3.6 billion.
As of January 31, 2018, there were 128,456,753 common shares of beneficial interest outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement relating to its Annual Meeting of Shareholders to be held on April 24, 2018 have been incorporated by reference to Part III of this Form 10-K.

Forward-Looking Statements
This annual report on Form 10-K, together with other statements and information publicly disseminated by us, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with those safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect actual results, performances or achievements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to, (i) disruptions in financial markets, (ii) general economic and local real estate conditions, (iii) the inability of major tenants to continue paying their rent obligations due to bankruptcy, insolvency or general downturn in their business, (iv) financing risks, such as the inability to obtain equity, debt, or other sources of financing on favorable terms and changes in LIBOR availability, (v) changes in governmental laws and regulations, (vi) the level and volatility of interest rates, (vii) the availability of suitable acquisition opportunities, (viii) the ability to dispose of properties, (ix) changes in expected development activity, (x) increases in operating costs, (xi) tax matters, including the effect of changes in tax laws and the failure to qualify as a real estate investment trust, and (xii) investments through real estate joint ventures and partnerships, which involve risks not present in investments in which we are the sole investor. Accordingly, there is no assurance that our expectations will be realized. For further discussion of the factors that could materially affect the outcome of our forward-looking statements and our future results and financial condition, see “Item 1A. Risk Factors.”
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
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 and the Consolidated Financial Statements and Notes thereto included in Item 8 of this Annual Report on Form 10-K for the year ended December 31, 2017, for information on certain recent developments of the Company.
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
Narrative Description of Business.    At December 31, 2017, we owned or operated under long-term leases, either directly or through our interest in real estate joint ventures or partnerships, a total of 204 properties, which are located in 17 states spanning the country from coast to coast. The portfolio of properties contains approximately 41.3 million square feet of gross leasable area that is either owned by us or others.
We also owned interests in 25 parcels of land held for development that totaled approximately 18.0 million square feet.
At December 31, 2017, we employed 281 full-time persons; our principal executive offices are located at 2600 Citadel Plaza Drive, Houston, Texas 77008; and our phone number is (713) 866-6000. We also have 10 regional offices located in various parts of the United States (“U.S.”).
Investment and Operating Strategy.    Our goal is to remain a leader in owning and operating top-tier neighborhood and community shopping centers in certain markets of the U.S. We expect to achieve this goal by:

•	raising net asset value and cash flows through quality acquisitions, redevelopments and new developments;

•	strategic focus on core operating fundamentals through our decentralized operating platform built on local expertise in leasing and property management;

•	disciplined growth from strategic acquisitions and new developments;

•
disposition of assets that no longer meet our ownership criteria, in which proceeds may be recycled by repaying debt, purchasing new assets or reinvesting in currently owned assets or for other corporate purposes; and

•	commitment to maintaining a conservatively leveraged balance sheet, strong liquidity, a well-staggered debt maturity schedule and strong credit agency ratings.
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
We expect to continue our focus on the future growth of the portfolio in neighborhood and community shopping centers in markets where we currently operate throughout the U.S. Our markets of interest reflect high income and job growth, as well as high barriers-to-entry. Our attention is also focused on high quality, supermarket-anchored and necessity-based centers, which may include mixed-use properties containing this type of retail component.
Diversification from both a geographic and tenancy perspective is a critical component of our operating strategy. Our largest markets are located in California, Florida and Texas, which represent 11.2%, 18.0% and 28.4%, respectively, of our total properties' gross leasable area. With respect to tenant diversification, our two largest tenants, The Kroger Co. and TJX Companies, Inc., accounted for 2.8% and 2.3%, respectively, of our total base minimum rental revenues for the year ended December 31, 2017. No other tenant accounted for more than 1.9% of our total base minimum rental revenues. Our anchor tenants are supermarkets, value-oriented apparel/discount stores and other retailers or service providers who generally sell basic necessity-type goods and services. We believe the stability of our anchor tenants, combined with convenient locations, attractive and well-maintained properties, high quality retailers and a strong tenant mix, should ensure the long-term success of our merchants and the viability of our portfolio.
Strategically, we strive to finance our growth and working capital needs in a conservative manner, including managing our debt maturities. Our senior debt credit ratings were BBB with a projected stable outlook from Standard & Poors and Baa1 with a projected stable outlook from Moody’s Investor Services as of December 31, 2017. We intend to maintain a conservative approach to managing our balance sheet, which, in turn, should give us many options for raising debt or equity capital when needed. At December 31, 2017 and 2016, our ratio of earnings to combined fixed charges and preferred dividends as defined by the Securities and Exchange Commission (“SEC”), not based on funds from operations attributable to common shareholders, was 4.74 to 1 and 4.05 to 1, respectively. Our debt to total assets before depreciation ratio was 38.6% and 42.0% at December 31, 2017 and 2016, respectively.
We have a $200 million share repurchase plan under which we may repurchase common shares of beneficial interest ("common shares") from time-to-time in open-market or privately negotiated purchases based on management's evaluation of market conditions and other factors.
Our policies with respect to the investment and operating strategies discussed above are periodically reviewed by our Board of Trust Managers and may be modified without a vote of our shareholders.
Location of Properties.    Our properties are located in 17 states, principally in the South, West Coast and Southeast Coast of the U.S. As of December 31, 2017, we have 204 properties that were owned or operated under long-term leases, either directly or through our interest in real estate joint ventures or partnerships. Total revenues generated by our centers located in Houston and its surrounding areas was 19.6% of total revenue for the year ended December 31, 2017, and an additional 9.2% of total revenue was generated in 2017 from centers that are located in other parts of Texas. An additional 17.5% and 16.7%, respectively, of total revenue was generated in 2017 in Florida and California. As of December 31, 2017, we also had 25 parcels of land held for development, six of which were located in Houston and its surrounding areas and 11 of which were located in other parts of Texas. Because of our investments in Texas, including Houston and its surrounding areas, Florida and California, these economies could affect our business and operations more so than in other geographic areas.

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
Qualification as a Real Estate Investment Trust.    As of December 31, 2017, we met the qualification requirements of a REIT under the Internal Revenue Code, as amended. As a result, we will not be subject to federal income tax to the extent we meet certain requirements of the Internal Revenue Code, with the exception of our taxable REIT subsidiary.
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
The U.S. and global equity and credit markets have experienced and may in the future experience significant price volatility, dislocations and liquidity disruptions, which could cause market prices of many stocks to fluctuate substantially and the spreads on prospective debt financings to widen considerably. These circumstances could materially impact liquidity in the financial markets, making terms for certain financings less attractive, and in certain cases result in the unavailability of certain types of financing. Uncertainties in the equity and credit markets may negatively impact our ability to access additional financing at reasonable terms or at all, which may negatively affect our ability to complete dispositions, form joint ventures or refinance our debt. A prolonged downturn in the equity or credit markets could cause us to seek alternative sources of potentially less attractive financing, and require us to adjust our business plan accordingly. In addition, these factors may make it more difficult for us to sell properties or adversely affect the price we receive for properties that we do sell, as prospective buyers may experience increased costs of financing or difficulties in obtaining financing. These events in the equity and credit markets may make it more difficult or costly for us to raise capital through the issuance of our common shares or preferred shares. These disruptions in the financial markets also may have a material adverse effect on the market value of our common shares and other adverse effects on us or the economy generally. There can be no assurances that government responses to any disruptions in the financial markets would restore consumer confidence, maintain stabilized markets or provide the availability of equity or credit financing.

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

•	Local conditions such as an oversupply of space or a reduction in demand for real estate in the area;

•	The attractiveness of the properties to tenants;

•	Competition from other available space;

•	Competition for our tenants from Internet sales and shifts in consumer shopping patterns;

•	Our ability to provide adequate management services and to maintain our properties;

•	Increased operating costs, if these costs cannot be passed through to tenants;

•	The cost of periodically renovating, repairing and releasing spaces;

•	The consequences of any armed conflict involving, or terrorist attack against, the U.S.;

•	Our ability to secure adequate insurance;

•	Fluctuations in interest rates;

•	Changes in real estate taxes and other expenses; and

•	Availability of financing on acceptable terms or at all.

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
We have properties that are geographically concentrated, and adverse economic or other conditions in that area could have a material adverse effect on us.
We are particularly susceptible to adverse economic or other conditions in markets where our properties are concentrated, including California, Florida and Texas. These adverse conditions include increased unemployment, industry slowdowns, including declining oil prices, business layoffs or downsizing, decreases in consumer confidence, relocations of businesses, changes in demographics, increases in real estate and other taxes, increases in regulations and natural disasters, any of which could have an increased material adverse effect on us than if our portfolio was more geographically diverse.
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
Adverse effects resulting from a shift in retail shopping from brick and mortar stores to online shopping may impact our operating results.
Online sales for many retailers has become a fundamental part of their business in addition to operating brick and mortar stores. Additionally, online sales from companies without physical stores has increased significantly. Although many of the retailers operating in our properties sell groceries, value-oriented apparel and other necessity-based type goods or provide services, including entertainment and dining, the shift to online shopping may cause certain of our tenants to reduce the size or number of their retail locations in the future. As a result, this could negatively affect our ability to lease space and our operating results.

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
We may be adversely affected by changes in LIBOR reporting practices or the method in which LIBOR is determined.
As of December 31, 2017, we had outstanding approximately $217.9 million of debt that was indexed to the London Interbank Offered Rate (“LIBOR”); however, we have swapped $200 million of that amount to a fixed rate. On July 27, 2017, the Financial Conduct Authority (the “FCA”) announced its intention to phase out LIBOR rates by the end of 2021. It is not possible to predict the further effect of the rules of the FCA, any changes in the methods by which LIBOR is determined, or any other reforms to LIBOR that may be enacted in the United Kingdom, the European Union or elsewhere. Any such developments may cause LIBOR to perform differently than in the past, or cease to exist. In addition, any other legal or regulatory changes made by the FCA, ICE Benchmark Administration Limited, the European Money Markets Institute (formerly Euribor-EBF), the European Commission or any other successor governance or oversight body, or future changes adopted by such body, in the method by which LIBOR is determined or the transition from LIBOR to a successor benchmark may result in, among other things, a sudden or prolonged increase or decrease in LIBOR, a delay in the publication of LIBOR, and changes in the rules or methodologies in LIBOR, which may discourage market participants from continuing to administer or to participate in LIBOR’s determination, and, in certain situations, could result in LIBOR no longer being determined and published. If a published U.S. dollar LIBOR rate is unavailable after 2021, the interest rates on our debt which is indexed to LIBOR will be determined using various alternative methods, any of which may result in interest obligations which are more than or do not otherwise correlate over time with the payments that would have been made on such debt if U.S. dollar LIBOR was available in its current form. Further, the same costs and risks that may lead to the discontinuation or unavailability of U.S. dollar LIBOR may make one or more of the alternative methods impossible or impracticable to determine. Any of these proposals or consequences could have a material adverse effect on our financing costs.
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
Tax laws have recently changed and may continue to change at any time, and any such legislative or other actions could have a negative effect on us.
The Tax Cuts and Jobs Act of 2017 ("Tax Act") was signed into law on December 22, 2017. The law includes significant changes to the U.S. corporate income tax system, including a Federal corporate rate reduction from 35% to 21% for non-REIT "C" corporations, which may cause investors to perceive investments in REITs to be less attractive than investments in the stock of non-REIT “C” corporations. The law also includes limitations on the deductibility of executive compensation, which may result in our being required to pay higher dividends to continue to qualify as a REIT at a time and in an amount that otherwise may not be in our and our shareholders’ best interests.

In addition, tax laws remain under constant review by persons involved in the legislative process, at the Internal Revenue Service ("IRS") and the U.S. Department of the Treasury, and by various state and local tax authorities. Changes to tax laws, regulations, or administrative interpretations, which may be applied retroactively, could adversely affect us in a number of additional ways, including making it more difficult or more costly for us to qualify as a REIT or decreasing real estate values generally.
We cannot predict the full impact of the Tax Act or whether, when, in what forms, or with what effective dates, the tax laws, regulations, and administrative interpretations applicable to us or our shareholders may be further changed.
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
Also, our declaration of trust requires the approval of the holders of 80% of our outstanding common shares and the approval by not less than 50% of the outstanding common shares not owned by any related person (a person owning more than 50% of our common shares) to consummate a business transaction such as a merger. There are certain exceptions to this requirement; however, the 80% approval requirement could make it difficult for us to consummate a business transaction even if it is in the best interests of our shareholders.
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

In the future, we may attempt to increase our capital resources by entering into unsecured or secured debt or debt-like financings, or by issuing additional debt or equity securities, which could include issuances of medium-term notes, senior notes, subordinated notes, secured debt, guarantees, preferred shares, hybrid securities, or securities convertible into or exchangeable for equity securities. In the event of our liquidation, our lenders and holders of our debt and, if any, preferred securities would receive distributions of our available assets before distributions to the holders of our common shares. Because any decision to incur debt and issue securities in future offerings may be influenced by market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, or nature of our future financings. Further, market conditions could require us to accept less favorable terms for the issuance of our securities in the future.
Our declaration of trust contains certain limitations that make removal of our Trust Managers difficult, which could limit our shareholders ability to effect changes to our management.
Our declaration of trust provides that a Trust Manager may only be removed for cause upon the affirmative vote of holders of two-thirds of the total votes authorized to be cast by shares outstanding and entitled to be voted. Vacancies may be filled by either a majority of the remaining Trust Managers or elected by the vote of holders of at least two-thirds of the outstanding shares at the Annual Meeting or a special meeting of the shareholders. These requirements provide limitations to make changes in our management by removing and replacing Trust Managers and may prevent a change of control that is in the best interests of our shareholders.
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
The Financial Accounting Standards Board (“FASB”), in conjunction with the SEC, continually engages in projects to evaluate additions or changes to current accounting standards which could impact how we currently account for our material transactions. We believe that these and other potential proposals could have varying degrees of impact on us ranging from minimal to material. At this time, we are unable to predict with certainty which, if any, proposals may be passed or what level of impact any such proposal could have on us, except as disclosed in Item 8.
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
Changing weather patterns and climatic conditions, such as global warming, may have added to the unpredictability and frequency of natural disasters in some parts of the world and created additional uncertainty as to future trends and exposures. Our operations are located in many areas that have experienced and may in the future experience natural disasters and severe weather conditions such as hurricanes, tornadoes, earthquakes, droughts, floods and fires. The occurrence of natural disasters or severe weather conditions can delay new development and redevelopment projects, increase investment costs to repair or replace damaged properties, increase future property insurance costs, and negatively impact the tenant demand for lease space. Additionally, these weather conditions may also disrupt our tenants business, which could affect the ability of some tenants to pay rent and may reduce the willingness of residents to remain in or move to the affected area. Intense weather conditions during the last decade have caused our cost of property insurance to increase significantly. If insurance is unavailable to us or is unavailable on acceptable terms, or if our insurance is not adequate to cover business interruption or losses from these events, our earnings, liquidity or capital resources could be adversely affected.
Our business and operations would suffer in the event of system failures.
Despite the implementation of security measures and the existence of a disaster recovery and business continuity plans for our internal information technology systems, our systems are vulnerable to damages from any number of sources, including computer viruses, unauthorized access, energy blackouts, natural disasters, terrorism, war and telecommunication failures. Any system failure or accident that causes interruptions in our operations could result in a material disruption to our business. We may also incur additional costs to remedy damages caused by such disruptions.

We face risks relating to cybersecurity attacks, loss of confidential information and other business disruptions.
Our business is at risk from and may be impacted by cybersecurity attacks, including attempts to gain unauthorized access to our confidential data and other electronic security breaches. Such cybersecurity attacks can range from individual attempts to gain unauthorized access to our information technology systems to more sophisticated security threats. In addition to our own information technology systems, third parties have been engaged to provide information technology services relating to several key business functions, such as payroll, human resources, electronic communications and certain finance functions. While we and such third parties employ a number of measures to prevent, detect and mitigate these threats including a defense in depth strategy of firewalls, intrusion sensors, malware detection, password protection, backup servers, user training and periodic penetration testing, there is no guarantee such efforts will be successful in preventing a cybersecurity attack. As our reliance on technology has increased, so have the risks posed to our systems, both internal and those we have outsourced. Cybersecurity incidents could compromise the confidential information of our tenants, employees and third-party vendors and disrupt and affect the efficiency of our business operations.
ITEM 1B. Unresolved Staff Comments
None.
ITEM 2. Properties
At December 31, 2017, we owned or operated under long-term leases, either directly or through our interest in real estate joint ventures or partnerships, a total of 204 centers, primarily neighborhood, community and power shopping centers, which are located in 17 states spanning the country from coast to coast with approximately 41.3 million square feet of gross leasable area. Our centers are located principally in the South, West Coast and Southeast Coast of the U.S. with concentrations in California, Florida, and Texas. We also owned interests in 25 parcels of land that totaled approximately 18.0 million square feet at December 31, 2017 of which approximately 17.7 million square feet of land may be used for new development or sold, and the remaining is adjacent to our existing operating centers, which may be used for expansion of those centers.
In 2017, no single center accounted for more than 7.3% of our total assets or 3.3% of base minimum rental revenues. The five largest centers, in the aggregate, represented approximately 11.1% of our base minimum rental revenues for the year ended December 31, 2017; otherwise, none of the remaining centers accounted for more than 1.8% of our base minimum rental revenues during the same period.
Our centers are designed to attract local area customers and are typically anchored by a supermarket or other national tenants (such as Kroger, HEB or T.J. Maxx). The centers are primarily neighborhood and community shopping centers that often include discounters, value-oriented retailers and specialty grocers as additional anchors or tenants, and typically range in size from 50,000 to 600,000 square feet of building area. Very few of the centers have climate-controlled common areas, but are designed to allow retail customers to park their automobiles in close proximity to any retailer in the center. Our centers are customarily constructed of masonry, steel and glass, and all have lighted, paved parking areas, which are typically landscaped with berms, trees and shrubs. They are generally located at major intersections in close proximity to neighborhoods that have existing populations sufficient to support retail activities of the types conducted in our centers.
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
As of December 31, 2017, the weighted average occupancy rate for our centers was 94.8% compared to 94.3% as of December 31, 2016. The average base rent per square foot was approximately $18.69 in 2017, $17.93 in 2016, $16.92 in 2015, $16.24 in 2014 and $15.66 in 2013 for our centers.
We have approximately 5,400 separate leases with 3,700 different tenants. Included among our top revenue-producing tenants are: The Kroger Co., TJX Companies, Inc., Ross Stores, Inc., H-E-B Grocery Company, LP, Albertsons Companies, Inc., Office Depot, Inc., PetSmart, Inc., Bed, Bath & Beyond Inc., 24 Hour Fitness Worldwide, Inc. and Whole Foods Market, Inc. The diversity of our tenant base is also evidenced by the fact that our largest tenant, The Kroger Co., accounted for only 2.8% of base minimum rental revenues during 2017.

Tenant Lease Expirations
As of December 31, 2017, lease expirations for the next 10 years, assuming tenants do not exercise renewal options, are as follows:

				Annual Rent of Expiring Leases
Year	Number of Expiring Leases	Square Feet of Expiring Leases (000’s)	Percentage of Leaseable Square Feet	Total (000’s)	Per Square Foot	Percentage of Total Annual Net Rent
2018	526	2,177	5.27%	$41,359	$19.00	10.41%
2019	589	3,094	7.50%	52,449	16.95	13.20%
2020	615	3,177	7.70%	56,813	17.88	14.29%
2021	581	3,237	7.84%	56,774	17.54	14.28%
2022	523	3,304	8.00%	59,896	18.13	15.07%
2023	200	1,858	4.50%	28,751	15.47	7.23%
2024	126	1,330	3.22%	21,087	15.85	5.31%
2025	96	783	1.90%	14,746	18.83	3.71%
2026	105	753	1.82%	15,741	20.90	3.96%
2027	110	1,217	2.95%	20,001	16.43	5.03%
New Development
At December 31, 2017, we had three projects in various stages of development that were partially or wholly owned. We have funded $140.4 million through December 31, 2017 on these projects. We estimate our aggregate net investment upon completion to be $363.1 million. These projects are forecasted to have an average stabilized return on investment of approximately 5.5% when completed. Effective January 1, 2017, we stabilized a development in White Marsh, Maryland, moving it to our operating property portfolio, which added 136,000 square feet to the portfolio at an estimated cost per square foot of $337.52. This development was 100% leased with an investment of $46 million and an 8% yield.
Upon completion, the estimated costs and square footage to be added to the portfolio for the three projects are as follows:

Project	City, State	Project Type	Retail/Office Square Feet (000’s)	Residential Units	Net Estimated Costs (1) (000's)	Estimated Year of Completion
The Whitaker	Seattle, Washington	Retail only portion of mixed-use	63	—	$29,700 - $32,900	2018
West Alex	Alexandria, Virginia	Mixed-Use	123	278	187,100 - 206,900	2022
Centro Arlington (2)	Arlington, Virginia	Mixed-Use	72	366	128,000 - 141,600	2020
___________________

(1)	Net estimated costs represents WRI's share of capital expenditures net of any forecasted sales of land pads.

(2)	Represents an unconsolidated joint venture where we have funded $36.8 million as of December 31, 2017, and we anticipate funding an additional $93 million in equity and debt through 2020.

Property Listing
The following table is a list of centers, summarized by state and includes our share of both consolidated and unconsolidated real estate partnerships and joint ventures as of December 31, 2017:

ALL PROPERTIES BY STATE	Number of Properties	Gross Leasable Area (GLA)	% of Total GLA
Arizona	21	3,488,748	8.5%
Arkansas	1	180,200	0.4%
California	23	4,625,509	11.2%
Colorado	8	2,261,320	5.5%
Florida	29	7,429,237	18.0%
Georgia	13	2,500,439	6.1%
Kentucky	4	759,569	1.8%
Maryland	2	212,111	0.5%
Nevada	11	3,516,707	8.5%
New Mexico	1	144,796	0.4%
North Carolina	14	2,327,431	5.6%
Oregon	3	276,924	0.7%
Tennessee	4	662,218	1.6%
Texas	60	11,729,001	28.4%
Utah	1	304,899	0.7%
Virginia	3	250,811	0.6%
Washington	6	609,488	1.5%
Total	204	41,279,408	100%
___________________
GLA includes 4.5 million square feet of our partners’ ownership interest in these properties and 10.4 million square feet not owned or managed by us. Additionally, encumbrances on our properties total $.4 billion. See Schedule III for additional information.
The following table is a detailed list of centers by state and includes our share of both consolidated and unconsolidated real estate partnerships and joint ventures as of December 31, 2017:

Center	CBSA (5)	Owned %	Foot Notes	GLA	Grocer Anchor ( ) indicates owned by others	Other Anchors ( ) indicates owned by others
Operating Properties
Arizona
Broadway Marketplace	Phoenix-Mesa-Scottsdale, AZ	100.0%		87,379		Office Max, Ace Hardware
Camelback Village Square	Phoenix-Mesa-Scottsdale, AZ	100.0%		240,951	Fry’s Supermarket	Office Max
Desert Village Shopping Center	Phoenix-Mesa-Scottsdale, AZ	100.0%		107,071	AJ Fine Foods	CVS
Fountain Plaza	Phoenix-Mesa-Scottsdale, AZ	100.0%		305,588	Fry’s Supermarket	Dollar Tree, (Lowe's)
Laveen Village Marketplace	Phoenix-Mesa-Scottsdale, AZ	100.0%		318,805	(Fry’s Supermarket)	(Home Depot)
Monte Vista Village Center	Phoenix-Mesa-Scottsdale, AZ	100.0%		108,551	(Safeway)
Palmilla Center	Phoenix-Mesa-Scottsdale, AZ	100.0%		178,219	(Fry’s Supermarket)	Office Max, PetSmart, Dollar Tree
Phoenix Office Building	Phoenix-Mesa-Scottsdale, AZ	100.0%		21,122		Weingarten Realty Regional Office, Endurance Rehab
Pueblo Anozira Shopping Center	Phoenix-Mesa-Scottsdale, AZ	100.0%		157,607	Fry’s Supermarket	Petco, Dollar Tree
Raintree Ranch Center	Phoenix-Mesa-Scottsdale, AZ	100.0%		133,020	Whole Foods
Red Mountain Gateway	Phoenix-Mesa-Scottsdale, AZ	100.0%		205,013		(Target), Bed Bath & Beyond, Famous Footwear
Scottsdale Horizon	Phoenix-Mesa-Scottsdale, AZ	100.0%		155,093	Safeway	CVS
Scottsdale Waterfront	Phoenix-Mesa-Scottsdale, AZ	100.0%		93,334		Olive & Ivy, P.F. Chang's, David's Bridal, Urban Outfitters

Center	CBSA (5)	Owned %	Foot Notes	GLA	Grocer Anchor ( ) indicates owned by others	Other Anchors ( ) indicates owned by others
Squaw Peak Plaza	Phoenix-Mesa-Scottsdale, AZ	100.0%		60,728	Sprouts Farmers Market
Summit at Scottsdale	Phoenix-Mesa-Scottsdale, AZ	51.0%	(1)(3)	322,993	Safeway	(Target), CVS, OfficeMax, PetSmart
The Shoppes at Parkwood Ranch	Phoenix-Mesa-Scottsdale, AZ	100.0%		106,738		Hobby Lobby, Dollar Tree
Entrada de Oro Plaza Shopping Center	Tucson, AZ	100.0%		109,075	Walmart Neighborhood Market
Madera Village Shopping Center	Tucson, AZ	100.0%		106,858	Safeway	Dollar Tree
Oracle Crossings	Tucson, AZ	100.0%		261,194	Sprouts Farmers Market	Kohl's, HomeGoods
Oracle Wetmore Shopping Center	Tucson, AZ	100.0%		343,278		(Home Depot), (Nordstrom Rack), Jo Ann Fabric, Cost Plus, PetSmart, Walgreens, Ulta Beauty
Shoppes at Bears Path	Tucson, AZ	100.0%		66,131		(CVS Drug)
Arizona Total:				3,488,748
Arkansas
Markham West Shopping Center	Little Rock-North Little Rock-Conway, AR	100.0%		180,200		Academy, Office Depot, Michaels, Dollar Tree
Arkansas Total:				180,200
California
8000 Sunset Strip Shopping Center	Los Angeles-Long Beach-Anaheim, CA	100.0%		169,775	Trader Joe's	CVS, Crunch, AMC Theaters, CB2
Centerwood Plaza	Los Angeles-Long Beach-Anaheim, CA	100.0%		75,486	Superior Grocers	Dollar Tree
The Westside Center	Los Angeles-Long Beach-Anaheim, CA	100.0%		36,540		Guitar Center
Westminster Center	Los Angeles-Long Beach-Anaheim, CA	100.0%		440,437	Albertsons	Home Depot, Ross Dress for Less, Petco, Rite Aid, Dollar Tree, 24 Hour Fitness
Chino Hills Marketplace	Riverside-San Bernardino-Ontario, CA	100.0%		310,913	Smart & Final Stores	Dollar Tree, 24 Hour Fitness, Rite Aid
Jess Ranch Marketplace	Riverside-San Bernardino-Ontario, CA	100.0%		307,826	(Winco Foods)	Burlington Coat Factory, PetSmart, Rite Aid, Big 5
Jess Ranch Marketplace Phase III	Riverside-San Bernardino-Ontario, CA	100.0%		194,342	(Winco Foods)	Best Buy, Cinemark Theatres, Bed Bath & Beyond, 24 Hour Fitness
Menifee Town Center	Riverside-San Bernardino-Ontario, CA	100.0%		258,734	Ralph's	Ross Dress for Less, Dollar Tree
Stoneridge Town Centre	Riverside-San Bernardino-Ontario, CA	67.0%	(1)(3)	434,450	(Super Target)	(Kohl's)
Prospector's Plaza	Sacramento--Roseville--Arden-Arcade, CA	100.0%		252,524	SaveMart	Kmart, CVS, Ross Dress for Less
Valley Shopping Center	Sacramento--Roseville--Arden-Arcade, CA	100.0%		107,191	Food 4 Less
El Camino Promenade	San Diego-Carlsbad, CA	100.0%		129,676		T.J. Maxx, Staples, Dollar Tree, BevMo
Rancho San Marcos Village	San Diego-Carlsbad, CA	100.0%		134,628	Vons	24 Hour Fitness
San Marcos Plaza	San Diego-Carlsbad, CA	100.0%		81,086	(Albertsons)
580 Market Place	San Francisco-Oakland-Hayward, CA	100.0%		100,097	Safeway	24 Hour Fitness, Petco
Gateway Plaza	San Francisco-Oakland-Hayward, CA	100.0%		352,778	Raley’s	24 Hour Fitness
Greenhouse Marketplace	San Francisco-Oakland-Hayward, CA	100.0%		236,864	(Safeway)	(CVS), Jo-Ann Fabrics, 99 Cents Only, Factory 2 U, Petco
Cambrian Park Plaza	San Jose-Sunnyvale-Santa Clara, CA	100.0%		170,449		Beverages & More, Dollar Tree
Silver Creek Plaza	San Jose-Sunnyvale-Santa Clara, CA	100.0%		202,820		Walgreens, (Orchard Supply)
Freedom Centre	Santa Cruz-Watsonville, CA	100.0%		150,865	Safeway	Rite Aid, Big Lots
Stony Point Plaza	Santa Rosa, CA	100.0%		200,011	Food Maxx	Ross Dress for Less, Fallas Paredes
Creekside Center	Vallejo-Fairfield, CA	100.0%		115,991	Raley’s
Southampton Center	Vallejo-Fairfield, CA	100.0%		162,026	Raley’s	Ace Hardware, Dollar Tree
California Total:				4,625,509
Colorado
Aurora City Place	Denver-Aurora-Lakewood, CO	50.0%	(1)(3)	542,956	(Super Target)	Barnes & Noble, Ross Dress For Less, PetSmart, Michael's, Conn's
Cherry Creek Retail Center	Denver-Aurora-Lakewood, CO	100.0%		272,658	(Super Target)	PetSmart, Bed Bath & Beyond
CityCenter Englewood	Denver-Aurora-Lakewood, CO	100.0%		307,255		(Walmart), Ross Dress for Less, Petco, Office Depot, 24 Hour Fitness
Crossing at Stonegate	Denver-Aurora-Lakewood, CO	100.0%		109,079	King Sooper’s
Edgewater Marketplace	Denver-Aurora-Lakewood, CO	100.0%		270,548	King Sooper's	Ace Hardware, (Target)
Green Valley Ranch - AutoZone	Denver-Aurora-Lakewood, CO	100.0%		7,381	(King Sooper’s)

Center	CBSA (5)	Owned %	Foot Notes	GLA	Grocer Anchor ( ) indicates owned by others	Other Anchors ( ) indicates owned by others
Lowry Town Center	Denver-Aurora-Lakewood, CO	100.0%		127,717	(Safeway)
River Point at Sheridan	Denver-Aurora-Lakewood, CO	100.0%		623,726		(Target), (Costco), Regal Cinema, Michaels, Conn's, PetSmart
Colorado Total:				2,261,320
Florida
Argyle Village Shopping Center	Jacksonville, FL	100.0%		306,461	Publix	Bed Bath & Beyond, T.J. Maxx, Babies “R” Us, Jo-Ann’s Fabrics, Michaels
Atlantic West	Jacksonville, FL	50.0%	(1)(3)	180,578	(Walmart Supercenter)	T.J. Maxx, HomeGoods, Dollar Tree, Shoe Carnival, (Kohl's)
Epic Village St. Augustine	Jacksonville, FL	70.0%	(1)	64,180		(Epic Theaters)
Kernan Village	Jacksonville, FL	50.0%	(1)(3)	288,780	(Walmart Supercenter)	Ross Dress for Less, Petco
Boca Lyons Plaza	Miami-Fort Lauderdale-West Palm Beach, FL	100.0%		117,423	Aroma Market & Catering	Ross Dress for Less
Deerfield	Miami-Fort Lauderdale-West Palm Beach, FL	100.0%		404,944	Publix	T.J. Maxx, Marshalls, Cinépolis, YouFit, Ulta
Embassy Lakes Shopping Center	Miami-Fort Lauderdale-West Palm Beach, FL	100.0%		142,751	Winn Dixie	Tuesday Morning, Dollar Tree
Flamingo Pines	Miami-Fort Lauderdale-West Palm Beach, FL	20.0%	(1)(3)	148,840	Publix
Hollywood Hills Plaza	Miami-Fort Lauderdale-West Palm Beach, FL	20.0%	(1)(3)	416,767	Publix	Target, CVS
Northridge	Miami-Fort Lauderdale-West Palm Beach, FL	20.0%	(1)(3)	236,628	Publix	Petco, Ross Dress for Less, Dollar Tree
Pembroke Commons	Miami-Fort Lauderdale-West Palm Beach, FL	20.0%	(1)(3)	323,679	Publix	Marshalls, Office Depot, LA Fitness, Dollar Tree
Sea Ranch Centre	Miami-Fort Lauderdale-West Palm Beach, FL	100.0%		99,029	Publix	CVS, Dollar Tree
Tamiami Trail Shops	Miami-Fort Lauderdale-West Palm Beach, FL	20.0%	(1)(3)	132,564	Publix	CVS
The Palms at Town & County	Miami-Fort Lauderdale-West Palm Beach, FL	100.0%		657,592	Publix	Kohl's, Marshalls, HomeGoods, Dick's Sporting Goods, Toys R Us, 24 Hour Fitness, Nordstrom Rack, CVS
TJ Maxx Plaza	Miami-Fort Lauderdale-West Palm Beach, FL	100.0%		161,429	Fresco Y Mas	T.J. Maxx, Dollar Tree
Vizcaya Square Shopping Center	Miami-Fort Lauderdale-West Palm Beach, FL	100.0%		110,081	Winn Dixie
Wellington Green Commons	Miami-Fort Lauderdale-West Palm Beach, FL	100.0%		143,854	Whole Foods Market
Clermont Landing	Orlando-Kissimmee-Sanford, FL	75.0%	(1)(3)	354,418		(J.C. Penney), (Epic Theater), T.J. Maxx, Ross Dress for Less, Michaels
Colonial Plaza	Orlando-Kissimmee-Sanford, FL	100.0%		498,761		Staples, Ross Dress for Less, Marshalls, Old Navy, Stein Mart, Barnes & Noble, Petco, Big Lots, Hobby Lobby
Marketplace at Seminole Towne	Orlando-Kissimmee-Sanford, FL	100.0%		496,953	(Super Target)	Marshalls, Ross Dress for Less, Old Navy, Petco
Phillips Crossing	Orlando-Kissimmee-Sanford, FL	100.0%		145,644	Whole Foods	Golf Galaxy, Michaels
Shoppes of South Semoran	Orlando-Kissimmee-Sanford, FL	100.0%		101,611	Walmart Neighborhood Market	Dollar Tree
The Marketplace at Dr. Phillips	Orlando-Kissimmee-Sanford, FL	20.0%	(1)(3)	326,868	Publix	Stein Mart, HomeGoods, Morton's of Chicago, Office Depot
Winter Park Corners	Orlando-Kissimmee-Sanford, FL	100.0%		83,161	Sprouts Farmers Market
Pineapple Commons	Port St. Lucie, FL	20.0%	(1)(3)	269,451		Ross Dress for Less, Best Buy, PetSmart, Marshalls, (CVS)
Countryside Centre	Tampa-St. Petersburg-Clearwater, FL	100.0%		245,958		T.J. Maxx, HomeGoods, Dick's Sporting Goods, Ross Dress for Less
East Lake Woodlands	Tampa-St. Petersburg-Clearwater, FL	20.0%	(1)(3)	104,431	Walmart Neighborhood Market	Walgreens
Largo Mall	Tampa-St. Petersburg-Clearwater, FL	100.0%		610,080	(Safeway)	Bealls, Marshalls, PetSmart, Bed Bath & Beyond, Staples, Michaels, (Target)
Sunset 19 Shopping Center	Tampa-St. Petersburg-Clearwater, FL	100.0%		256,321		Bed Bath & Beyond, Barnes & Noble, Old Navy, Hobby Lobby, Cost Plus World Market
Florida Total:				7,429,237
Georgia
Brookwood Marketplace	Atlanta-Sandy Springs-Roswell, GA	100.0%		397,295	(Super Target)	Home Depot, Bed Bath & Beyond, Office Max
Brownsville Commons	Atlanta-Sandy Springs-Roswell, GA	100.0%		81,913	(Kroger)
Camp Creek Marketplace II	Atlanta-Sandy Springs-Roswell, GA	100.0%		228,003		DSW, LA Fitness, Shopper's World, American Signature
Dallas Commons Shopping Center	Atlanta-Sandy Springs-Roswell, GA	100.0%		95,262	(Kroger)
Grayson Commons	Atlanta-Sandy Springs-Roswell, GA	100.0%		76,611	Kroger
Lakeside Marketplace	Atlanta-Sandy Springs-Roswell, GA	100.0%		332,889	(Super Target)	Ross Dress for Less, Petco

Center	CBSA (5)	Owned %	Foot Notes	GLA	Grocer Anchor ( ) indicates owned by others	Other Anchors ( ) indicates owned by others
Mansell Crossing	Atlanta-Sandy Springs-Roswell, GA	20.0%	(1)(3)	102,931		buybuy BABY, Ross Dress for Less, Party City
Perimeter Village	Atlanta-Sandy Springs-Roswell, GA	100.0%		381,738	Walmart Supercenter	Cost Plus World Market, DSW, Hobby Lobby
Publix at Princeton Lakes	Atlanta-Sandy Springs-Roswell, GA	20.0%	(1)(3)	72,207	Publix
Reynolds Crossing	Atlanta-Sandy Springs-Roswell, GA	100.0%		115,983	(Kroger)
Roswell Corners	Atlanta-Sandy Springs-Roswell, GA	100.0%		318,261	(Super Target), Fresh Market	T.J. Maxx
Roswell Crossing Shopping Center	Atlanta-Sandy Springs-Roswell, GA	100.0%		201,759	Trader Joe's	Office Max, PetSmart, Walgreens
Thompson Bridge Commons	Gainesville, GA	100.0%		95,587	(Kroger)
Georgia Total:				2,500,439
Kentucky
Millpond Center	Lexington-Fayette, KY	100.0%		151,498	Kroger
Regency Centre	Lexington-Fayette, KY	100.0%		188,826	(Kroger)	T.J. Maxx, Michaels
Tates Creek Centre	Lexington-Fayette, KY	100.0%		201,138	Kroger	Rite Aid
Festival on Jefferson Court	Louisville/Jefferson County, KY-IN	100.0%		218,107	Kroger	(PetSmart), (T.J. Maxx), Staples, Party City
Kentucky Total:				759,569
Maryland
Nottingham Commons	Baltimore-Columbia-Towson, MD	100.0%		131,270	MOM's Organic Market	T.J. Maxx, DSW, Petco
Pike Center	Washington-Arlington-Alexandria, DC-VA-MD-WV	100.0%		80,841		Pier 1, DXL Mens Apparel
Maryland Total:				212,111
Nevada
Best in the West	Las Vegas-Henderson-Paradise, NV	100.0%		428,066		Best Buy, T. J. Maxx, Babies "R" Us, Bed Bath & Beyond, PetSmart, Office Depot
Charleston Commons Shopping Center	Las Vegas-Henderson-Paradise, NV	100.0%		366,952	Walmart	Ross Dress for Less, Office Max, 99 Cents Only, PetSmart
College Park Shopping Center	Las Vegas-Henderson-Paradise, NV	100.0%		195,367	El Super	Factory 2 U, CVS
Decatur 215	Las Vegas-Henderson-Paradise, NV	100.0%		345,720	(WinCo Foods)	(Target), Hobby Lobby, Ross Dress for Less
Eastern Commons	Las Vegas-Henderson-Paradise, NV	100.0%		356,673	Trader Joe's
Francisco Center	Las Vegas-Henderson-Paradise, NV	100.0%		148,815	La Bonita Grocery	(Ross Dress for Less)
Paradise Marketplace	Las Vegas-Henderson-Paradise, NV	100.0%		152,672	(Smith’s Food)	Dollar Tree
Rancho Towne & Country	Las Vegas-Henderson-Paradise, NV	100.0%		161,837	Smith’s Food
Tropicana Beltway Center	Las Vegas-Henderson-Paradise, NV	100.0%		617,821	(Walmart Supercenter)	(Lowe’s), Ross Dress for Less, PetSmart, Office Depot, 99 Cents Only
Tropicana Marketplace	Las Vegas-Henderson-Paradise, NV	100.0%		144,571	(Smith’s Food)	Family Dollar
Westland Fair	Las Vegas-Henderson-Paradise, NV	100.0%		598,213	(Walmart Supercenter)	(Lowe’s), PetSmart, Office Depot, Michaels, Smart & Final
Nevada Total:				3,516,707
New Mexico
North Towne Plaza	Albuquerque, NM	100.0%		144,796	Whole Foods Market	HomeGoods
New Mexico Total:				144,796
North Carolina
Galleria Shopping Center	Charlotte-Concord-Gastonia, NC-SC	100.0%		324,704	(Walmart Supercenter)	Off Broadway Shoes
Bull City Market	Durham-Chapel Hill, NC	100.0%		40,875	Whole Foods Market
Hope Valley Commons	Durham-Chapel Hill, NC	100.0%		81,371	Harris Teeter
Avent Ferry Shopping Center	Raleigh, NC	100.0%		119,652	Food Lion	Family Dollar
Capital Square	Raleigh, NC	100.0%		143,063	Food Lion
Falls Pointe Shopping Center	Raleigh, NC	100.0%		198,549	Harris Teeter	(Kohl’s)
High House Crossing	Raleigh, NC	100.0%		90,155
Leesville Towne Centre	Raleigh, NC	100.0%		127,106	Harris Teeter	Rite Aid
Northwoods Shopping Center	Raleigh, NC	100.0%		77,803	Walmart Neighborhood Market	Dollar Tree

Center	CBSA (5)	Owned %	Foot Notes	GLA	Grocer Anchor ( ) indicates owned by others	Other Anchors ( ) indicates owned by others
Six Forks Shopping Center	Raleigh, NC	100.0%		468,414	Food Lion	Kmart, Home Depot, Bed Bath & Beyond, PetSmart
Stonehenge Market	Raleigh, NC	100.0%		188,437	Harris Teeter	Stein Mart, Rite Aid
Wake Forest Crossing II	Raleigh, NC	100.0%		296,037	(Lowes Foods)	(Kohl's), (T.J. Maxx), (Michaels), (Ross Dress for Less), (Petco)
Surf City Crossing	Wilmington, NC	100.0%		63,016	Harris Teeter
Waterford Village	Wilmington, NC	100.0%		108,249	Harris Teeter
North Carolina Total:				2,327,431
Oregon
Clackamas Square	Portland-Vancouver-Hillsboro, OR-WA	20.0%	(1)(3)	140,227	(Winco Foods)	T.J. Maxx
Oak Grove Market Center	Portland-Vancouver-Hillsboro, OR-WA	100.0%		97,177
Raleigh Hills Plaza	Portland-Vancouver-Hillsboro, OR-WA	20.0%	(1)(3)	39,520	New Seasons Market	Walgreens
Oregon Total:				276,924
Tennessee
Highland Square	Memphis, TN-MS-AR	100.0%		14,490		Walgreens
Mendenhall Commons	Memphis, TN-MS-AR	100.0%		88,108	Kroger
Ridgeway Trace	Memphis, TN-MS-AR	100.0%		314,224		(Target), Best Buy, PetSmart
The Commons at Dexter Lake	Memphis, TN-MS-AR	100.0%		245,396	Kroger	Stein Mart, Marshalls, HomeGoods
Tennessee Total:				662,218
Texas
Mueller Regional Retail Center	Austin-Round Rock, TX	100.0%		351,099		Marshalls, PetSmart, Bed Bath & Beyond, Home Depot, Best Buy
North Park Plaza	Beaumont-Port Arthur, TX	50.0%	(1)(3)	281,255		(Target), (Toys “R” Us), Spec's, Kirkland's
North Towne Plaza	Brownsville-Harlingen, TX	100.0%		145,000		(Lowe's)
Rock Prairie Marketplace	College Station-Bryan, TX	100.0%		18,163		Corner Store
Moore Plaza	Corpus Christi, TX	100.0%		599,415	(H-E-B)	Office Depot, Marshalls, (Target), Old Navy, Hobby Lobby, Stein Mart
Horne Street Market	Dallas-Fort Worth-Arlington, TX	100.0%		51,918		(24 Hour Fitness)
Overton Park Plaza	Dallas-Fort Worth-Arlington, TX	100.0%		462,150	Sprouts Farmers Market	PetSmart, T.J. Maxx, (Home Depot), Goody Goody Wines, buybuy BABY
Preston Shepard Place	Dallas-Fort Worth-Arlington, TX	20.0%	(1)(3)	363,337		Stein Mart, Nordstrom, Marshalls, Office Depot, Petco
10-Federal Shopping Center	Houston-The Woodlands-Sugar Land, TX	15.0%	(1)	132,472	Sellers Bros.	Palais Royal, Harbor Freight Tools
1919 North Loop West	Houston-The Woodlands-Sugar Land, TX	100.0%		138,028		State of Texas
Alabama Shepherd Shopping Center	Houston-The Woodlands-Sugar Land, TX	100.0%		59,120	Trader Joe's	PetSmart
Baybrook Gateway	Houston-The Woodlands-Sugar Land, TX	100.0%		237,195		Ashley Furniture, Cost Plus World Market, Barnes & Noble, Michaels
Bellaire Blvd. Shopping Center	Houston-The Woodlands-Sugar Land, TX	100.0%		43,891	Randall’s
Blalock Market at I-10	Houston-The Woodlands-Sugar Land, TX	100.0%		97,277	99 Ranch Market
Braeswood Square Shopping Center	Houston-The Woodlands-Sugar Land, TX	100.0%		99,078	Belden’s	Walgreens
Citadel Building	Houston-The Woodlands-Sugar Land, TX	100.0%		121,000		Weingarten Realty Investors Corporate Office
Cullen Plaza Shopping Center	Houston-The Woodlands-Sugar Land, TX	15.0%	(1)	84,517	Fiesta	Family Dollar
Cypress Pointe	Houston-The Woodlands-Sugar Land, TX	100.0%		283,381	Kroger	Babies “R” Us
Galveston Place	Houston-The Woodlands-Sugar Land, TX	100.0%		210,370	Randall’s	Office Depot, Palais Royal, Spec's
Griggs Road Shopping Center	Houston-The Woodlands-Sugar Land, TX	15.0%	(1)	80,091		Family Dollar, Citi Trends
Harrisburg Plaza	Houston-The Woodlands-Sugar Land, TX	15.0%	(1)	93,438		dd's Discount
HEB - Dairy Ashford & Memorial	Houston-The Woodlands-Sugar Land, TX	100.0%		36,874	H-E-B
Heights Plaza Shopping Center	Houston-The Woodlands-Sugar Land, TX	100.0%		71,277	Kroger	Goodwill
I45/Telephone Rd.	Houston-The Woodlands-Sugar Land, TX	15.0%	(1)	171,599	Sellers Bros.	Famsa, Fallas Paredes, Harbor Freight Tools
League City Plaza	Houston-The Woodlands-Sugar Land, TX	15.0%	(1)	129,500		Spec’s

Center	CBSA (5)	Owned %	Foot Notes	GLA	Grocer Anchor ( ) indicates owned by others	Other Anchors ( ) indicates owned by others
Market at Westchase Shopping Center	Houston-The Woodlands-Sugar Land, TX	100.0%		84,084
Northbrook Shopping Center	Houston-The Woodlands-Sugar Land, TX	100.0%		174,181	Randall’s	Office Depot, Citi Trends, Dollar Tree
Oak Forest Shopping Center	Houston-The Woodlands-Sugar Land, TX	100.0%		157,669	Kroger	Ross Dress for Less, Dollar Tree, PetSmart
Randalls Center/Kings Crossing	Houston-The Woodlands-Sugar Land, TX	100.0%		126,997	Randall’s	CVS
Richmond Square	Houston-The Woodlands-Sugar Land, TX	100.0%		92,657		Best Buy, Cost Plus
River Oaks Shopping Center - East	Houston-The Woodlands-Sugar Land, TX	100.0%		71,265	Kroger
River Oaks Shopping Center - West	Houston-The Woodlands-Sugar Land, TX	100.0%		247,673	Kroger	Barnes & Noble, Talbots, Ann Taylor, GAP, JoS. A. Bank
Shoppes at Memorial Villages	Houston-The Woodlands-Sugar Land, TX	100.0%		185,974		Gulf Coast Veterinary Specialists
Shops at Kirby Drive	Houston-The Woodlands-Sugar Land, TX	100.0%		55,460		(Toys R Us), Freebirds Burrito
Shops at Three Corners	Houston-The Woodlands-Sugar Land, TX	70.0%	(1)	277,603	Fiesta	Ross Dress for Less, PetSmart, Office Depot, Big Lots
Southgate Shopping Center	Houston-The Woodlands-Sugar Land, TX	15.0%	(1)	124,454	Food-A-Rama	CVS, Family Dollar, Palais Royal
Stella Link Shopping Center	Houston-The Woodlands-Sugar Land, TX	100.0%		21,605		Spec’s
The Centre at Post Oak	Houston-The Woodlands-Sugar Land, TX	100.0%		183,940		Marshalls, Old Navy, Grand Lux Café, Nordstrom Rack, Arhaus
Tomball Marketplace	Houston-The Woodlands-Sugar Land, TX	100.0%		311,820		(Academy), (Kohl's), Ross Dress For Less, Marshalls
Village Plaza at Bunker Hill	Houston-The Woodlands-Sugar Land, TX	57.8%	(1)(3)	490,634	H-E-B	PetSmart, Babies "R" Us, Academy, Nordstrom Rack
West Gray	Houston-The Woodlands-Sugar Land, TX	100.0%		37,278		Pier 1
Westchase Shopping Center	Houston-The Woodlands-Sugar Land, TX	100.0%		350,320	Whole Foods Market	(Target), Ross Dress for Less, Palais Royal, Petco
Westhill Village Shopping Center	Houston-The Woodlands-Sugar Land, TX	100.0%		130,851		Ross Dress for Less, Office Depot, 99 Cents Only
Independence Plaza	Laredo, TX	100.0%		347,302	H-E-B	T.J. Maxx, Ross Dress for Less, Hobby Lobby, Petco, Ulta Beauty
North Creek Plaza	Laredo, TX	100.0%		485,463	(H-E-B)	(Target), Marshalls, Old Navy, Best Buy, Bed Bath & Beyond
Plantation Centre	Laredo, TX	100.0%		143,015	H-E-B
Las Tiendas Plaza	McAllen-Edinburg-Mission, TX	50.0%	(1)(3)	500,084		(Target), Dick's Sporting Goods, Conn's, Ross Dress for Less, Marshalls, Office Depot
Market at Nolana	McAllen-Edinburg-Mission, TX	50.0%	(1)(3)	244,602	(Walmart Supercenter)
Market at Sharyland Place	McAllen-Edinburg-Mission, TX	50.0%	(1)(3)	301,174	(Walmart Supercenter)	Kohl's, Dollar Tree
North Sharyland Crossing	McAllen-Edinburg-Mission, TX	50.0%	(1)(3)	—		Raising Cane's
Northcross	McAllen-Edinburg-Mission, TX	50.0%	(1)(3)	75,288		Barnes & Noble
Old Navy Building	McAllen-Edinburg-Mission, TX	50.0%	(1)(3)	15,000		Old Navy
Sharyland Towne Crossing	McAllen-Edinburg-Mission, TX	50.0%	(1)(3)	487,724	H-E-B	(Target), T.J. Maxx, Petco, Office Depot, Ross Dress for Less
South 10th St. HEB	McAllen-Edinburg-Mission, TX	50.0%	(1)(3)	103,702	H-E-B
Trenton Crossing	McAllen-Edinburg-Mission, TX	100.0%		569,881		(Target), Hobby Lobby, Ross Dress for Less, Marshalls, PetSmart
Starr Plaza	Rio Grande City, TX	50.0%	(1)(3)	176,693	H-E-B	Bealls
Fiesta Trails	San Antonio-New Braunfels, TX	100.0%		485,370	(H-E-B)	Act III Theatres, Marshalls, Office Max, Stein Mart, Petco
Parliament Square II	San Antonio-New Braunfels, TX	100.0%		54,541		Incredible Pizza
Thousand Oaks Shopping Center	San Antonio-New Braunfels, TX	15.0%	(1)	161,806	H-E-B	Bealls, Tuesday Morning
Valley View Shopping Center	San Antonio-New Braunfels, TX	100.0%		91,446		Marshalls, Dollar Tree
Texas Total:				11,729,001
Utah
West Jordan Town Center	Salt Lake City, UT	100.0%		304,899		(Target), Petco
Utah Total:				304,899
Virginia
Hilltop Village Center	Washington-Arlington-Alexandria, DC-VA-MD-WV	100.0%	(4)	250,811	Wegmans	L.A. Fitness
Virginia Total:				250,811

Center	CBSA (5)	Owned %	Foot Notes	GLA	Grocer Anchor ( ) indicates owned by others	Other Anchors ( ) indicates owned by others
Washington
2200 Westlake	Seattle-Tacoma-Bellevue, WA	69.4%	(1)(3)	87,014	Whole Foods
Meridian Town Center	Seattle-Tacoma-Bellevue, WA	20.0%	(1)(3)	143,237	(Safeway)	Jo-Ann Fabric & Craft Store, Tuesday Morning
Queen Anne Marketplace	Seattle-Tacoma-Bellevue, WA	51.0%	(1)(3)	81,385	Metropolitan Market	Bartell's Drug
Rainer Square Plaza	Seattle-Tacoma-Bellevue, WA	20.0%	(1)(3)	111,736	Safeway	Ross Dress for Less
South Hill Center	Seattle-Tacoma-Bellevue, WA	20.0%	(1)(3)	134,010		Bed Bath & Beyond, Ross Dress for Less, Best Buy
Washington Total:				557,382

Total Operating Properties				41,227,302
New Development
Virginia
Centro Arlington	Washington-Arlington-Alexandria, DC-VA-MD-WV	90.0%	(1)(2)(3)	—	Harris Teeter
West Alex	Washington-Arlington-Alexandria, DC-VA-MD-WV	100.0%	(2)	—	Harris Teeter
Virginia Total:				—
Washington
The Whittaker	Seattle-Tacoma-Bellevue, WA	100.0%	(2)	52,106	Whole Foods
Washington Total:				52,106
Total New Developments				52,106
Operating & New Development Properties				41,279,408
___________________

(1)
Denotes property is held by a real estate joint venture or partnership; however, the gross leasable area square feet figures include our partners’ ownership interest in the property and property owned by others.

(2)	Denotes property currently under development.

(3)	Denotes properties that are not consolidated under generally accepted accounting principles.

(4)	Denotes Hilltop Village Center, a 50/50 Joint Venture reflecting current 100% economics to WRI.

(5)	CBSA represents the Core Based Statistical Area.

ITEM 3. Legal Proceedings
We are involved in various matters of litigation arising in the normal course of business. While we are unable to predict the amounts involved, our management and counsel believe that when such litigation is resolved, our resulting liability, if any, will not have a material effect on our consolidated financial statements.
ITEM 4. Mine Safety Disclosures
Not applicable.

PART II
ITEM 5. Market for Registrant’s Common Shares of Beneficial Interest, Related Shareholder Matters and Issuer Purchases of Equity Securities
Our common shares are listed and traded on the New York Stock Exchange under the symbol “WRI.” As of January 31, 2018, the number of holders of record of our common shares was 1,784. The closing high and low sale prices per common share as reported on the New York Stock Exchange, and dividends per share paid for the fiscal quarters indicated were as follows:

	High	Low	Dividends
2017:
Fourth	$33.60	$30.45	$1.135	(1)
Third	33.46	29.48	.385
Second	35.27	29.37	.385
First	36.70	31.37	.385
2016:
Fourth	$38.25	$34.17	$.365
Third	43.44	38.53	.365
Second	40.82	36.54	.365
First	37.84	32.48	.365
___________________

(1)	Comprised of a regular dividend of $.385 per common share and a special dividend of $.75 per common share.
The following table summarizes the equity compensation plans under which our common shares may be issued as of December 31, 2017:

Plan category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance
Equity compensation plans approved by shareholders	828,354	$23.58	546,530
Equity compensation plans not approved by shareholders	—	—	—
Total	828,354	$23.58	546,530

Performance Graph
The graph and table below provides an indicator of cumulative total shareholder returns for us as compared with the S&P 500 Stock Index and the FTSE NAREIT Equity Shopping Centers Index, weighted by market value at each measurement point. The graph assumes that on December 31, 2012, $100 was invested in our common shares and that all dividends were reinvested by the shareholder.
Comparison of Five Year Cumulative Return
*$100 invested on December 31, 2012 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.
Source: SNL Financial LC

	2013	2014	2015	2016	2017
Weingarten Realty Investors	$106.73	$142.40	$146.93	$158.07	$155.79
S&P 500 Index	132.39	150.51	152.59	170.84	208.14
FTSE NAREIT Equity Shopping Centers Index	104.99	136.45	142.89	148.14	131.31
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

	(Amounts in thousands, except per share amounts) Year Ended December 31,
	2017	2016	2015	2014	2013
Operating Data:
Revenues (primarily real estate rentals)	$573,163	$549,555	$512,844	$514,406	$489,195
Depreciation and Amortization	167,101	162,535	145,940	150,356	146,763
Operating Income	177,424	194,443	184,694	182,038	159,868
Interest Expense, net	80,326	83,003	87,783	94,725	96,312
Gain on Sale and Acquisition of Real Estate Joint Venture and Partnership Interests	—	48,322	879	1,718	33,670
Benefit (Provision) for Income Taxes	17	(6,856)	(52)	1,261	(7,046)
Equity in Earnings of Real Estate Joint Ventures and Partnerships, net	27,074	20,642	19,300	22,317	35,112
Income from Continuing Operations	132,104	176,117	121,601	116,365	132,977
Gain on Sale of Property	218,611	100,714	59,621	146,290	762
Net Income	350,715	276,831	181,222	307,579	265,156
Net Income Adjusted for Noncontrolling Interests	335,274	238,933	174,352	288,008	220,262
Net Income Attributable to Common Shareholders	$335,274	$238,933	$160,835	$277,168	$184,145
Per Share Data - Basic:
Income from Continuing Operations Attributable to Common Shareholders	$2.62	$1.90	$1.31	$1.91	$.76
Net Income Attributable to Common Shareholders	$2.62	$1.90	$1.31	$2.28	$1.52
Weighted Average Number of Shares - Basic	127,755	126,048	123,037	121,542	121,269
Per Share Data - Diluted:
Income from Continuing Operations Attributable to Common Shareholders	$2.60	$1.87	$1.29	$1.89	$.75
Net Income Attributable to Common Shareholders	$2.60	$1.87	$1.29	$2.25	$1.50
Weighted Average Number of Shares - Diluted	130,071	128,569	124,329	124,370	122,460
Balance Sheet Data:
Property (at cost)	$4,498,859	$4,789,145	$4,262,959	$4,076,094	$4,289,276
Total Assets	4,196,639	4,426,928	3,901,945	3,805,915	4,212,520
Debt, net	$2,081,152	$2,356,528	$2,113,277	$1,930,009	$2,288,435
Other Data:
Cash Flows from Operating Activities (1)	$269,758	$252,411	$245,435	$240,674	$233,478
Cash Flows from Investing Activities (1)	298,992	(366,172)	(197,132)	293,990	96,409
Cash Flows from Financing Activities (1)	(588,695)	129,798	(126,248)	(527,555)	(297,509)
Cash Dividends per Common Share	2.29	1.46	1.38	1.55	1.22
Funds from Operations Attributable to Common Shareholders- Basic (2)	$308,517	$291,656	$258,126	$254,518	$222,732
___________________

(1)
The retrospective application of adopting certain Accounting Standard Updates on prior years' Consolidated Statements of Cash Flows to the consolidated financial statements were made to conform to the current year presentation (see Notes 1 and 2 for additional information).

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
We operate a portfolio of rental properties, primarily neighborhood and community shopping centers, totaling approximately 41.3 million square feet of gross leaseable area, that is either owned by us or others. We have a diversified tenant base with our largest tenant comprising only 2.8% of base minimum rental revenues during 2017.
At December 31, 2017, we owned or operated under long-term leases, either directly or through our interest in real estate joint ventures or partnerships, a total of 204 properties, which are located in 17 states spanning the country from coast to coast.
We also owned interests in 25 parcels of land held for development that totaled approximately 18.0 million square feet at December 31, 2017.
We had approximately 5,400 leases with 3,700 different tenants at December 31, 2017. Leases for our properties range from less than a year for smaller spaces to over 25 years for larger tenants. Rental revenues generally include minimum lease payments, which often increase over the lease term, reimbursements of property operating expenses, including real estate taxes, and additional rent payments based on a percentage of the tenants’ sales. Our anchor tenants are supermarkets, value-oriented apparel/discount stores and other retailers or service providers who generally sell basic necessity-type goods and services. Although there is a broad shift in shopping patterns, including Internet shopping that continues to affect our tenants, we believe our anchor tenants drive foot traffic, combined with convenient locations, attractive and well-maintained properties, high quality retailers and a strong tenant mix, should lessen the effects of these conditions and maintain the viability of our portfolio.
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
In late August 2017, the Texas Gulf Coast, including the Houston metropolitan area, was subjected to extensive flooding by Hurricane Harvey. Additionally in September 2017, much of Florida was faced with the damaging winds of Hurricane Irma. We have assessed the impact of both hurricanes, which caused nominal damage to our properties within the affected areas and temporarily interrupted the operations of some of our tenants. As of December 31, 2017, we have recorded $1.8 million in costs related to the storms in operating expense. Although most of our tenants' operations have resumed and repairs are almost completed, we will continue to monitor and adjust earnings as needed for storm damage estimates related to insurance claims in future periods.

We intend to recycle non-core operating centers that no longer meet our ownership criteria and that will provide capital for growth opportunities. During 2017, we disposed of real estate assets, which were owned by us either directly or through our interest in real estate joint ventures or partnerships, with our share of aggregate gross sales proceeds totaling $444.1 million. Subsequent to December 31, 2017, we sold real estate assets with our share of aggregate gross sales proceeds totaling approximately $220.6 million. We have approximately $92 million of dispositions currently under contracts or letters of intent; however, there are no assurances that these transactions will close at such prices or at all. For 2018, we believe we will complete dispositions in amounts between $250 million and $450 million; however, there are no assurances that this will actually occur, or at what values, or whether we may potentially exceed this range.
We intend to continue to actively seek acquisition properties that meet our return hurdles and to actively evaluate other opportunities as they enter the market. For 2018, we expect to invest in acquisition investments, which could potentially range from $50 million to $150 million; however, there are no assurances that this will actually occur.
We intend to continue to focus on identifying new development projects as another source of growth, as well as continue to look for internal growth opportunities. Although we have begun the development of mixed-use projects, the opportunities for additional new development projects are limited at this time due to a lack of demand for new retail space. During 2017, we invested $93.1 million in three new development projects that are partially or wholly owned. Also during 2017, we invested $28.0 million in 16 redevelopment projects that were partially or wholly owned. For 2018, we expect to invest in new development and redevelopments in the range of $125 million to $175 million, but we can give no assurances that this will actually occur.
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
Operational Metrics
In assessing the performance of our centers, management carefully monitors various operating metrics of the portfolio. As a result of our strong leasing activity and low tenant fallout, the operating metrics of our portfolio remained strong in 2017 as we focused on increasing rental rates and same property net operating income ("SPNOI" and see Non-GAAP Financial Measures for additional information). Our portfolio delivered solid operating results with:

•	occupancy of 94.8% at December 31, 2017;

•	an increase of 2.6% in SPNOI including redevelopments for the twelve months ended December 31, 2017 over the same period of 2016; and

•	rental rate increases of 23.1% for new leases and 9.0% for renewals during the twelve months ended December 31, 2017.
Below are performance metrics associated with our signed occupancy, SPNOI growth and leasing activity on a pro rata basis:

	December 31,
	2017	2016
Anchor (space of 10,000 square feet or greater)	97.3%	96.5%
Non-Anchor	90.5%	90.6%
Total Occupancy	94.8%	94.3%

	Three Months Ended December 31, 2017	Twelve Months Ended December 31, 2017
SPNOI Growth including Redevelopments (1)	2.4%	2.6%
_______________

(1)	See Non-GAAP Financial Measures for a definition of the measurement of SPNOI and a reconciliation to operating income within this section of Item 7.

	Number of Leases	Square Feet ('000's)	Average New Rent per Square Foot ($)	Average Prior Rent per Square Foot ($)	Average Cost of Tenant Improvements per Square Foot ($)	Change in Base Rent on Cash Basis
Leasing Activity:
Three Months Ended December 31, 2017
New leases (1)	56	107	$31.37	$26.76	$36.74	17.2%
Renewals	159	574	18.95	17.86	—	6.1%
Not comparable spaces	32	87
Total	247	768	$20.90	$19.26	$5.77	8.6%

Twelve Months Ended December 31, 2017
New leases (1)	202	612	$23.42	$19.04	$38.99	23.1%
Renewals	705	3,145	18.33	16.81	—	9.0%
Not comparable spaces	136	557
Total	1,043	4,314	$19.16	$17.17	$6.35	11.6%
_______________

(1)	Average external lease commissions per square foot for the three and twelve months ended December 31, 2017 were $5.71 and $5.51, respectively.
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
While we anticipate occupancy in 2018 to remain comparable with 2017, we may experience some fluctuations due to announced bankruptcies and the repositioning of those spaces in the future. A reduction in quality retail space available, as well as continued retailer demand, contributed to the increase in overall rental rates on a same-space basis as we completed new leases and renewed existing leases. Leasing volume is anticipated to fluctuate due to the uncertainty in tenant fallouts related to bankruptcies. Our expectation is that SPNOI growth including redevelopments will average between 2.5% to 3.5% for 2018 assuming no significant tenant bankruptcies, although there are no assurances that this will occur.
New Development/Redevelopment
At December 31, 2017, we had three projects in various stages of development that were partially or wholly owned. We have funded $140.4 million through December 31, 2017 on these projects, and we estimate our aggregate net investment upon completion to be $363.1 million. Overall, the average projected stabilized return on investment for these multi-use properties, that include retail, office and residential components, is expected to approximate 5.5% upon completion. Effective January 1, 2017, we stabilized the development in White Marsh, Maryland, moving it to our operating property portfolio. This development was 100% leased with an investment of $46 million and an 8% yield.
We have 16 redevelopment projects in which we plan to invest approximately $228.8 million, which include a 30-story, high-rise residential tower at our River Oaks Shopping Center in Houston, Texas with an estimated investment of $150 million. Upon completion, the average projected stabilized return on our incremental investment on these redevelopment projects is expected to average around 7.5% to 9.5%.
We had approximately $69.2 million in land held for development at December 31, 2017 that may either be developed or sold. While we are experiencing some interest from retailers and other market participants in our land held for development, opportunities for economically viable developments remain limited. We intend to continue to pursue additional development and redevelopment opportunities in multiple markets; however, finding the right opportunities remains challenging.

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
Dispositions
Dispositions are also a key component of our ongoing management process where we selectively prune properties from our portfolio that no longer meet our geographic or growth targets. Dispositions provide capital, which may be recycled into properties that are high barrier-to-entry locations within high growth metropolitan markets, and thus have higher long-term growth potential. Additionally, proceeds from dispositions may be used to reduce outstanding debt, further deleveraging our consolidated balance sheet or repurchasing our common shares, dependent upon our share price.
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
Property
Acquisitions of properties are accounted for utilizing the acquisition of an asset method and, accordingly, the results of operations of an acquired property are included in our results of operations from the date of acquisition. Estimates of fair values are based upon future cash flows and other valuation techniques in accordance with our fair value measurements accounting policy. Fair values are used to record the purchase price of acquired property among land, buildings on an “as if vacant” basis, tenant improvements, other identifiable intangibles and any goodwill or gain on purchase. Other identifiable intangible assets and liabilities include the effect of out-of-market leases, the value of having leases in place (“as is” versus “as if vacant” and absorption costs), out-of-market assumed mortgages and tenant relationships. Depreciation and amortization is computed using the straight-line method, generally over estimated useful lives of 40 years for buildings and over the lease term which includes bargain renewal options for other identifiable intangible assets. The impact of these estimates, including incorrect estimates in connection with acquisition values and estimated useful lives, could result in significant differences related to the purchased assets, liabilities and resulting depreciation or amortization. Costs associated with the successful acquisition of an asset are capitalized as incurred.
Real Estate Joint Ventures and Partnerships
To determine the method of accounting for partially owned real estate joint ventures and partnerships, management determines whether an entity is a variable interest entity (“VIE”) and, if so, determines which party is the primary beneficiary by analyzing whether we have both the power to direct the entity’s significant economic activities and the obligation to absorb potentially significant losses or receive potentially significant benefits. Significant judgments and assumptions inherent in this analysis include the design of the entity structure, the nature of the entity’s operations, future cash flow projections, the entity’s financing and capital structure, and contractual relationships and terms. We consolidate a VIE when we have determined that we are the primary beneficiary.
Primary risks associated with our involvement with our VIEs include the potential funding of the entities’ debt obligations or making additional contributions to fund the entities’ operations or capital activities.

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

Results of Operations
Comparison of the Year Ended December 31, 2017 to the Year Ended December 31, 2016
The following table is a summary of certain items from our Consolidated Statements of Operations, which we believe represent items that significantly changed during 2017 as compared to the same period in 2016:

	Year Ended December 31,
	2017	2016	Change	% Change
Revenues	$573,163	$549,555	$23,608	4.3%
Depreciation and amortization	167,101	162,535	4,566	2.8
Operating expenses	109,310	98,855	10,455	10.6
Real estate taxes, net	75,636	66,358	9,278	14.0
Impairment loss	15,257	98	15,159	15,468.4
Interest expense, net	80,326	83,003	(2,677)	(3.2)
Interest and other income	7,915	2,569	5,346	208.1
Gain on sale and acquisition of real estate joint venture and partnership interests	—	48,322	(48,322)	(100.0)
Benefit (provision) for income taxes	17	(6,856)	6,873	100.2
Equity in earnings of real estate joint ventures and partnerships, net	27,074	20,642	6,432	31.2
Revenues
The increase in revenues of $23.6 million is primarily attributable to our acquisitions and new development completions that totaled $27.8 million. The existing portfolio and redevelopment properties contributed $18.1 million due to increases in rental rates and changes in occupancy, which is offset by our dispositions of $22.3 million.
Depreciation and Amortization
The increase in depreciation and amortization of $4.6 million is primarily attributable to our acquisitions and new development completions that totaled $11.7 million, which is offset by our dispositions and other capital activities.
Operating Expenses
The increase in operating expenses of $10.5 million is primarily attributable to our acquisitions and new development completions of $5.3 million, a $3.1 million lease termination fee paid in 2017, insurance costs of $1.8 million primarily associated with hurricanes, an increase of $2.4 million in costs associated with our deferred compensation plan, and an overall increase at our existing portfolio and redevelopment properties associated primarily with the timing of repairs, which is offset by our dispositions of $4.0 million and a $.9 million write-off of pre-development costs in 2016.
Real Estate Taxes, net
The increase in net real estate taxes of $9.3 million is primarily attributable to rate and valuation changes for the portfolio, as well as our acquisitions and new development completions, which were offset by our dispositions of $2.7 million.
Impairment Loss
The increase in impairment losses of $15.2 million is primarily attributable to the losses in 2017 associated with the completed or proposed disposition of four shopping centers, interests in two 50% unconsolidated joint ventures and the disposition of an unimproved land parcel as compared to the losses in same period of 2016 associated with the disposition of two unimproved land parcels.

Interest Expense, net
Net interest expense decreased $2.7 million or 3.2%. The components of net interest expense were as follows (in thousands):

	Year Ended December 31,
	2017	2016
Gross interest expense	$82,404	$85,134
Gain on extinguishment of debt	—	(2,037)
Amortization of debt deferred costs, net	3,890	3,515
Over-market mortgage adjustment	(1,100)	(953)
Capitalized interest	(4,868)	(2,656)
Total	$80,326	$83,003
The decrease in gross interest expense is primarily attributable to a reduction in the weighted average interest rates between the respective periods. For the year ended December 31, 2017, the weighted average debt outstanding was $2.2 billion at a weighted average interest rate of 3.8% as compared to $2.2 billion outstanding at a weighted average interest rate of 3.9% in the same period of 2016. The $2.0 million gain on debt extinguishment in 2016 was associated with the refinancing of a secured note. The $2.2 million increase in capitalized interest is primarily attributable to an increase in our new development activities in 2017.
Interest and Other Income
The increase in interest and other income of $5.3 million is primarily attributable to an increase in the fair value of assets held in a grantor trust related to our deferred compensation plan of $3.6 million, a pre-development cost recovery of $.9 million and $.7 million associated with gains from the sale of investments.
Gain on Sale and Acquisition of Real Estate Joint Venture and Partnership Interests
The gain in 2016 of $48.3 million is associated with the remeasurement of our 51% unconsolidated real estate partnership interest to fair value associated with the exchange of properties among the partners, the acquisition of our partner's 50% interest in a previously unconsolidated tenancy-in-common arrangement and the realization of changes in fair value upon the consolidation of that entity, and the remeasurement of a land parcel from an unconsolidated real estate joint venture to fair value.
Benefit (Provision) for Income Taxes
The increase in benefit (provision) for income taxes is primarily attributable to activities in our taxable REIT subsidiary. In 2017, a tax benefit of $1.6 million was realized associated primarily with impairment losses and an NOL carryforward from disposition activities as compared to a tax provision of $5.8 million in the same period of 2016 associated primarily with the gain from the exchange of properties among the partners of an unconsolidated real estate joint venture and the disposition of the development in Raleigh, North Carolina.
Equity in Earnings of Real Estate Joint Ventures and Partnerships, net
The increase of $6.4 million in the equity in earnings of real estate joint ventures and partnerships is primarily attributable to an increase of $2.3 million in our share of the gain on sale from disposition activities within the respective periods, an acquisition of a center in 2016, which contributed $1.8 million, and an increase in equity preferential earnings.

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
The decrease in net interest expense is primarily attributable to the $8.1 million decrease in debt extinguishment activities within the respective periods. In 2016, a $2.0 million gain was realized as compared to a $6.1 million loss in 2015. For the year ended December 31, 2016, the weighted average debt outstanding was $2.2 billion at a weighted average interest rate of 3.9% as compared to $2.0 billion outstanding at a weighted average interest rate of 4.2% in the same period of 2015.
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
Effects of Inflation
We have structured our leases in such a way as to remain largely unaffected should significant inflation occur. Many leases provide for increasing minimum rental rates during the terms of the leases through escalation provisions. In addition, many of our leases are for terms of less than 10 years, allowing us to adjust rental rates to changing market conditions when the leases expire. Many of our leases also contain percentage rent provisions whereby we receive increased rentals based on the tenants’ gross sales. Most of our leases also require the tenants to pay their proportionate share of operating expenses and real estate taxes. As a result of these lease provisions, increases in operating expenses due to inflation, as well as real estate tax rate increases, generally do not have a significant adverse effect upon our operating results as they are absorbed by our tenants. Under the current economic climate, inflation has been rising very slowly.
Economic Conditions
We believe that underlying economic fundamentals continue to show positive, albeit slow, growth. We also believe that consumer confidence is currently positive due in part to improvements in the labor market and changes in the tax law. Furthermore, personal income and housing prices are continuing to increase in our primary markets. We believe there is a direct correlation between housing wealth and consumption, and we expect rebounding home prices will further strengthen retail fundamentals, including rent growth and net operating income. Our focus on supermarket-anchored centers in densely populated major metropolitan areas should position our portfolio to take advantage of the ever-changing retail landscape.
With respect to Houston and other markets that are energy dependent, increasing oil prices have positively impacted the local economy and has begun to favorably affect the office and multifamily real estate sectors. If prices should decline again for an extended duration, the performance of our centers in the Houston market could be impacted; we believe however, that having most of our centers in dense, high income areas of Houston and the lack of retail completions in the last five years, combined with population growth, and the diversification of Houston's industries, reduces the potential negative impact to us in Houston of low oil prices.
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
Capital Resources and Liquidity
Our primary operating liquidity needs are paying our common share dividends, maintaining and operating our existing properties, paying our debt service costs, excluding debt maturities, and funding capital expenditures. Under our 2018 business plan, cash flows from operating activities are expected to meet these planned capital needs.
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

As of December 31, 2017, we had available borrowing capacity of $493.6 million under our unsecured revolving credit facility, and our debt maturities for 2018 total $113.4 million.
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
During 2017, aggregate gross sales proceeds from our dispositions totaled $444.1 million, which were owned by us either directly or through our interest in real estate joint ventures or partnerships. Operating cash flows from dispositions are included in net cash from operating activities in our Consolidated Statements of Cash Flows, while proceeds from dispositions are included as investing activities.
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
We have non-recourse debt secured by acquired or developed properties held in several of our real estate joint ventures and partnerships. Off-balance sheet mortgage debt for our unconsolidated real estate joint ventures and partnerships totaled $298.1 million, of which our pro rata ownership is $108.0 million, at December 31, 2017. Scheduled principal mortgage payments on this debt, excluding deferred debt costs and non-cash related items totaling $(.6) million, at 100% are as follows (in millions):

2018	$6.4
2019	6.4
2020	93.0
2021	173.0
2022	2.1
Thereafter	17.8
Total	$298.7
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
Investing Activities
Dispositions
During 2017, we sold 20 centers and other property, including real estate assets owned through our interest in unconsolidated real estate joint ventures and partnerships. Our share of aggregate gross sales proceeds from these transactions totaled $444.1 million and generated our share of the gains of approximately $217.2 million.
New Development/Redevelopment
At December 31, 2017, we had three projects under development with approximately .3 million of total square footage for retail and office space and 644 residential units, that were partially or wholly owned. We have funded $140.4 million through December 31, 2017 on these projects. Upon completion, we expect our aggregate net investment in these multi-use projects to be $363.1 million. Effective January 1, 2017, we stabilized the development in White Marsh, Maryland, moving it to our operating property portfolio. This development was 100% leased with an investment of $46 million and an 8% yield.
At December 31, 2017, we had 16 redevelopment projects in which we plan to invest approximately $228.8 million, which include a 30-story, high-rise residential tower at our River Oaks Shopping Center in Houston, Texas with an estimated investment of $150 million. Upon completion, the average projected stabilized return on our incremental investment on these redevelopment projects is expected to average around 7.5% to 9.5%.

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
Capital Expenditures
Capital expenditures for additions to the existing portfolio, acquisitions, tenant improvements, new development, redevelopment and our share of investments in unconsolidated real estate joint ventures and partnerships are as follows (in thousands):

	Year Ended December 31,
	2017	2016
Acquisitions	$—	$504,876
Tenant Improvements	24,823	22,982
New Development	93,120	64,174
Redevelopment	31,693	30,789
Capital Improvements	20,391	16,562
Other	2,384	12,980
Total	$172,411	$652,363
The decrease in capital expenditures is primarily attributable to the 2016 acquisition activity, which is partially offset by the increase in new development activity associated primarily to the purchase of the retail portion of a mixed-use project in Seattle, Washington and our share of the land parcel acquisition and development in Arlington, Virginia.
For 2018, we anticipate our acquisitions to total between $50 million and $150 million. Our new development and redevelopment investment for 2018 is estimated to be approximately $125 million to $175 million. For 2018, capital and tenant improvements is expected to be consistent with 2017 expenditures. No assurances can be provided that our planned capital activities will occur. Further, we have entered into commitments aggregating $114.7 million comprised principally of construction contracts which are generally due in 12 to 36 months and anticipated to be funded under our unsecured revolving credit facility.
Capital expenditures for additions described above relate to cash flows from investing activities as follows (in thousands):

	Year Ended December 31,
	2017	2016
Acquisition of real estate and land	$1,902	$500,421
Development and capital improvements	133,336	101,179
Real estate joint ventures and partnerships - Investments	37,173	50,763
Total	$172,411	$652,363
Capitalized soft costs, including payroll and other general and administrative costs, interest, insurance and real estate taxes, totaled $13.4 million and $10.7 million for the year ended December 31, 2017 and 2016, respectively.
Financing Activities
Debt
Total debt outstanding was $2.1 billion at December 31, 2017 and consists of $2.1 billion, including the effect of $200 million of interest rate swap contracts, which bears interest at fixed rates, and $17.9 million, which bears interest at variable rates. Additionally, of our total debt, $413.7 million was secured by operating centers while the remaining $1.7 billion was unsecured.

At December 31, 2017, we have a $500 million unsecured revolving credit facility, which expires in March 2020 and provides borrowing rates that float at a margin over LIBOR plus a facility fee. At December 31, 2017, the borrowing margin and facility fee, which are priced off a grid that is tied to our senior unsecured credit ratings, were 90 and 15 basis points, respectively. The facility also contains a competitive bid feature that allows us to request bids for up to $250 million. Additionally, an accordion feature allows us to increase the facility amount up to $850 million. As of January 31, 2018, we had no amounts outstanding, and the available balance was $493.6 million, net of $6.4 million in outstanding letters of credit.
At December 31, 2017, we have a $10 million unsecured short-term facility that we maintain for cash management purposes. The facility, which matures in March 2018, provides for fixed interest rate loans at a 30-day LIBOR rate plus borrowing margin, facility fee and an unused facility fee of 125, 10, and 5 basis points, respectively. As of January 31, 2018, we had no amounts outstanding under this facility.
During 2017, the maximum balance and weighted average balance outstanding under both facilities combined were $245.0 million and $133.4 million, respectively, at a weighted average interest rate of 1.8%.
Our five most restrictive covenants, composed from both our public debt and revolving credit facility, include debt to asset, secured debt to asset, fixed charge, unencumbered asset test and unencumbered interest coverage ratios. We are not aware of any non-compliance with our public debt and revolving credit facility covenants as of December 31, 2017.
Our most restrictive public debt covenant ratios, as defined in our indenture and supplemental indenture agreements, were as follows at December 31, 2017:

Covenant	Restriction	Actual
Debt to Asset Ratio	Less than 60.0%	40.7%
Secured Debt to Asset Ratio	Less than 40.0%	8.1%
Fixed Charge Ratio	Greater than 1.5	4.3
Unencumbered Asset Test	Greater than 150%	264.4%
At December 31, 2017, we had three interest rate swap contracts with an aggregate notional amount of $200 million that were designated as cash flow hedges. These contracts mature March 2020 and fix the LIBOR component of the interest rates at 1.5%. We have determined that these contracts are highly effective in offsetting future variable interest cash flows.
We could be exposed to losses in the event of nonperformance by the counter-parties related to our interest rate swap contracts; however, management believes such nonperformance is remote.
Equity
Common share dividends paid totaled $294.1 million for the year ended December 31, 2017, which includes a special dividend paid in December 2017 in the amount of $.75 per common share, which was distributed due to the significant gains on dispositions of property. Our dividend payout ratio (as calculated as dividends paid on common shares divided by core funds from operations attributable to common shareholders - basic) for the year ended December 31, 2017 approximated 93.2% (see Non-GAAP Financial Measures for additional information). Our Board of Trust Managers approved a first quarter 2018 dividend of $.395 per common share, an increase from $.385 per common share for the respective quarter of 2017.
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

Contractual Obligations
We have debt obligations related to our mortgage loans and unsecured debt, including any draws on our credit facilities. We have shopping centers that are subject to non-cancelable long-term ground leases where a third party owns and has leased the underlying land to us to construct and/or operate a shopping center. In addition, we have non-cancelable operating leases pertaining to office space from which we conduct our business. The table below excludes obligations related to our new development projects because such amounts are not fixed or determinable, and commitments aggregating $114.7 million comprised principally of construction contracts which are generally due in 12 to 36 months. The following table summarizes our primary contractual obligations as of December 31, 2017 (in thousands):

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Mortgages and Notes Payable (1)
Unsecured Debt	$1,990,959	$79,202	$116,512	$307,484	$1,487,761
Secured Debt	498,264	120,004	116,170	43,220	218,870
Lease Payments	114,971	2,889	5,337	4,682	102,063
Other Obligations (2)	107,903	75,485	32,418
Total Contractual Obligations	$2,712,097	$277,580	$270,437	$355,386	$1,808,694

_______________

(1)
Includes principal and interest with interest on variable-rate debt calculated using rates at December 31, 2017, excluding the effect of interest rate swaps. Also, excludes a $64.1 million debt service guaranty liability. See Note 6 for additional information.

(2)
Other obligations include income and real estate tax payments, commitments associated with our secured debt and other employee payments. Included in 2018, is the estimated contribution to our pension plan, which meets or exceeds the minimum statutory funding requirements; however, we have the right to discontinue contributions at any time. See Note 17 for additional information.

Related to a development project in Sheridan, Colorado, we have provided a guaranty for the payment of any debt service shortfalls on tax increment revenue bonds issued in connection with the project. The Sheridan Redevelopment Agency ("Agency") issued Series A bonds used for an urban renewal project, of which $64.1 million remain outstanding at December 31, 2017. The bonds are to be repaid with incremental sales and property taxes and a public improvement fee ("PIF") to be assessed on current and future retail sales and, to the extent necessary, any amounts we may have to provide under a guaranty. The incremental taxes and PIF are to remain intact until the earlier of the payment of the bond liability in full or 2040. The debt associated with this guaranty has been recorded in our consolidated financial statements as of December 31, 2017.
Off Balance Sheet Arrangements
As of December 31, 2017, none of our off-balance sheet arrangements had a material effect on our liquidity or availability of, or requirement for, our capital resources. Letters of credit totaling $6.4 million were outstanding under the unsecured revolving credit facility at December 31, 2017.
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

As of December 31, 2017, one unconsolidated real estate joint venture was determined to be a VIE through the issuance of a secured loan, since the lender had the ability to make decisions that could have a significant impact on the profitability of the entity. Our maximum risk of loss associated with this VIE was limited to $34.0 million at December 31, 2017. Also at December 31, 2017, another joint venture arrangement for the future development of a mixed-use project was determined to be a VIE. We are not the primary beneficiary as the substantive participating rights associated with the entity are shared, and we do not have the power to direct the significant activities of the entity. We anticipate funding approximately $93 million in equity and debt associated with the mixed-use project through 2020.
On January 1, 2018, a real estate limited partnership agreement with a foreign institutional investor was amended to include a potential obligation to purchase up to $61 million of real estate assets through December 31, 2018 with the option to extend for up to two additional years. Our ownership in this unconsolidated real estate limited partnership agreement is 51%, and as of the date of this filing, no assets have been purchased under this agreement.
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

NAREIT FFO and Core FFO is calculated as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Net income attributable to common shareholders	$335,274	$238,933	$160,835
Depreciation and amortization of real estate	166,125	162,989	145,199
Depreciation and amortization of real estate of unconsolidated real estate joint ventures and partnerships	14,020	15,118	14,451
Impairment of operating properties and real estate equity investments	12,247	—	153
Impairment of operating properties of unconsolidated real estate joint ventures and partnerships	—	326	1,497
Gain on acquisition including associated real estate equity investment	—	(46,398)	—
Gain on sale of property and interests in real estate equity investments	(217,659)	(101,124)	(60,472)
Gain on dispositions of unconsolidated real estate joint ventures and partnerships	(6,187)	(3,693)	(1,558)
Benefit for income taxes (1)	(711)	—	—
Noncontrolling interests (2)	5,424	25,521	(1,969)
Other	(16)	(16)	(10)
NAREIT FFO – basic	308,517	291,656	258,126
Income attributable to operating partnership units	3,084	1,996	1,903
NAREIT FFO – diluted	311,601	293,652	260,029
Adjustments to Core FFO:
Redemption costs of preferred shares	—	—	9,749
(Benefit) provision for income taxes	(729)	7,024	—
Acquisition costs	—	1,782	1,007
Other impairment loss	3,031	98	—
(Gain) loss on extinguishment of debt	—	(1,679)	6,100
Severance costs	1,378	—	—
Storm damage costs	1,822	—	—
Recovery of pre-development costs	(949)	—	—
Other	2,292	17	(2,113)
Core FFO – diluted	$318,446	$300,894	$274,772

Weighted average shares outstanding – basic	127,755	126,048	123,037
Effect of dilutive securities:
Share options and awards	870	1,059	1,292
Operating partnership units	1,446	1,462	1,472
Weighted average shares outstanding – diluted	130,071	128,569	125,801

NAREIT FFO per common share – basic	$2.41	$2.31	$2.10

NAREIT FFO per common share – diluted	$2.40	$2.28	$2.07

Core FFO per common share – diluted	$2.45	$2.34	$2.18
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

	Three Months Ended December 31, 2017	Twelve Months Ended December 31, 2017
Beginning of the period	190	193
Properties added:
Acquisitions	—	4
New Developments	—	1
Redevelopments	—	6
Properties removed:
Dispositions	(7)	(20)
Other	—	(1)
End of the period	183	183

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

	Three Months Ended December 31,		Twelve Months Ended December 31,
	2017	2016	2017	2016
Net income attributable to common shareholders	$167,967	$44,142	$335,274	$238,933
Add:
Net income attributable to noncontrolling interests	2,686	25,034	15,441	37,898
Provision (benefit) for income taxes	2,018	(164)	(17)	6,856
Interest expense, net	18,921	21,711	80,326	83,003
Less:
Gain on sale of property	(132,045)	(32,416)	(218,611)	(100,714)
Equity in earnings of real estate joint ventures and partnership interests	(9,108)	(5,531)	(27,074)	(20,642)
Gain on sale and acquisition of real estate joint venture and partnership interests	—	(1,915)	—	(48,322)
Interest and other income	(3,390)	(729)	(7,915)	(2,569)
Operating Income	47,049	50,132	177,424	194,443
Less:
Revenue adjustments (1)	(4,308)	(4,959)	(16,877)	(16,364)
Add:
Property management fees	649	681	2,902	2,854
Depreciation and amortization	40,986	43,374	167,101	162,535
Impairment loss	245	55	15,257	98
General and administrative	7,868	7,193	28,435	27,266
Acquisition costs	—	614	—	1,350
Other (2)	(798)	(233)	3,586	129
Net Operating Income	91,691	96,857	377,828	372,311
Less: NOI related to consolidated entities not defined as same property and noncontrolling interests	(9,684)	(17,389)	(55,160)	(58,434)
Add: Pro rata share of unconsolidated entities defined as same property	8,094	8,500	32,903	32,715
Same Property Net Operating Income	90,101	87,968	355,571	346,592
Less: Redevelopment Net Operating Income	(8,762)	(8,502)	(34,914)	(32,932)
Same Property Net Operating Income excluding Redevelopments	$81,339	$79,466	$320,657	$313,660
___________________

(1)	Revenue adjustments consist primarily of straight-line rentals, lease cancellation income and fee income primarily from real estate joint ventures and partnerships.

(2)	Other includes items such as environmental abatement costs, demolition expenses and lease termination fees.
Newly Issued Accounting Pronouncements
See Note 2 to our consolidated financial statements in Item 8 for additional information related to recent accounting pronouncements.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk
We use fixed and floating-rate debt to finance our capital requirements. These transactions expose us to market risk related to changes in interest rates. Derivative financial instruments are used to manage a portion of this risk, primarily interest rate contracts with major financial institutions. These agreements expose us to credit risk in the event of non-performance by the counter-parties. We do not engage in the trading of derivative financial instruments in the normal course of business. At December 31, 2017, we had fixed-rate debt of $2.1 billion and variable-rate debt of $17.9 million, after adjusting for the net effect of $200.0 million notional amount of interest rate contracts. In the event interest rates were to increase 100 basis points and holding all other variables constant, annual net income and cash flows for the following year would decrease by approximately $.2 million associated with our variable-rate debt, including the effect of the interest rate contracts. The effect of the 100 basis points increase would decrease the fair value of our variable-rate and fixed-rate debt by approximately $.1 million and $109.3 million, respectively.

ITEM 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Trust Managers of Weingarten Realty Investors
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Weingarten Realty Investors and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Houston, Texas
February 28, 2018

We have served as the Company's auditor since 1963.

WEINGARTEN REALTY INVESTORS CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts)

	Year Ended December 31,
	2017	2016	2015
Revenues:
Rentals, net	$560,643	$537,265	$502,464
Other	12,520	12,290	10,380
Total	573,163	549,555	512,844
Expenses:
Depreciation and amortization	167,101	162,535	145,940
Operating	109,310	98,855	94,244
Real estate taxes, net	75,636	66,358	60,289
Impairment loss	15,257	98	153
General and administrative	28,435	27,266	27,524
Total	395,739	355,112	328,150
Operating Income	177,424	194,443	184,694
Interest Expense, net	(80,326)	(83,003)	(87,783)
Interest and Other Income	7,915	2,569	4,563
Gain on Sale and Acquisition of Real Estate Joint Venture and Partnership Interests	—	48,322	879
Benefit (Provision) for Income Taxes	17	(6,856)	(52)
Equity in Earnings of Real Estate Joint Ventures and Partnerships, net	27,074	20,642	19,300
Income from Continuing Operations	132,104	176,117	121,601
Gain on Sale of Property	218,611	100,714	59,621
Net Income	350,715	276,831	181,222
Less: Net Income Attributable to Noncontrolling Interests	(15,441)	(37,898)	(6,870)
Net Income Adjusted for Noncontrolling Interests	335,274	238,933	174,352
Dividends on Preferred Shares	—	—	(3,830)
Redemption Costs of Preferred Shares	—	—	(9,687)
Net Income Attributable to Common Shareholders	$335,274	$238,933	$160,835
Earnings Per Common Share - Basic:
Net income attributable to common shareholders	$2.62	$1.90	$1.31
Earnings Per Common Share - Diluted:
Net income attributable to common shareholders	$2.60	$1.87	$1.29
See Notes to Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands)

	Year Ended December 31,
	2017	2016	2015
Net Income	$350,715	$276,831	$181,222
Other Comprehensive Income (Loss):
Net unrealized gain (loss) on investments, net of taxes	1,228	407	(99)
Realized gain on investments	(651)	—	—
Realized (loss) gain on derivatives	—	(2,084)	5,007
Net unrealized gain (loss) on derivatives	1,063	(1,204)	(3,061)
Reclassification adjustment of derivatives and designated hedges into net income	(42)	1,531	2,798
Retirement liability adjustment	1,393	(167)	147
Total	2,991	(1,517)	4,792
Comprehensive Income	353,706	275,314	186,014
Comprehensive Income Attributable to Noncontrolling Interests	(15,441)	(37,898)	(6,870)
Comprehensive Income Adjusted for Noncontrolling Interests	$338,265	$237,416	$179,144
See Notes to Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS CONSOLIDATED BALANCE SHEETS (In thousands, except per share amounts)

	December 31,
	2017	2016
ASSETS
Property	$4,498,859	$4,789,145
Accumulated Depreciation	(1,166,126)	(1,184,546)
Property Held for Sale, net	54,792	479
Property, net *	3,387,525	3,605,078
Investment in Real Estate Joint Ventures and Partnerships, net *	317,763	289,192
Total	3,705,288	3,894,270
Unamortized Lease Costs, net	181,047	208,063
Accrued Rent and Accounts Receivable (net of allowance for doubtful accounts of $7,516 in 2017 and $6,700 in 2016) *	104,357	94,466
Cash and Cash Equivalents *	13,219	16,257
Restricted Deposits and Mortgage Escrows	8,115	25,022
Other, net	184,613	188,850
Total Assets	$4,196,639	$4,426,928
LIABILITIES AND EQUITY
Debt, net *	$2,081,152	$2,356,528
Accounts Payable and Accrued Expenses	116,463	116,859
Other, net	189,182	191,887
Total Liabilities	2,386,797	2,665,274
Commitments and Contingencies (see Note 19)	—	—
Deferred Compensation Share Awards	—	44,758
Equity:
Shareholders' Equity:
Common Shares of Beneficial Interest - par value, $.03 per share; shares authorized: 275,000; shares issued and outstanding: 128,447 in 2017 and 128,072 in 2016	3,897	3,885
Additional Paid-In Capital	1,772,066	1,718,101
Net Income Less Than Accumulated Dividends	(137,065)	(177,647)
Accumulated Other Comprehensive Loss	(6,170)	(9,161)
Total Shareholders' Equity	1,632,728	1,535,178
Noncontrolling Interests	177,114	181,718
Total Equity	1,809,842	1,716,896
Total Liabilities and Equity	$4,196,639	$4,426,928
* Consolidated variable interest entities' assets and debt included in the above balances (see Note 20):
Property, net	$207,969	$476,117
Accrued Rent and Accounts Receivable, net	12,011	11,066
Cash and Cash Equivalents	9,025	9,560
Debt, net	46,253	47,112
See Notes to Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

	Year Ended December 31,
	2017	2016	2015
Cash Flows from Operating Activities:
Net Income	$350,715	$276,831	$181,222
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	167,101	162,535	145,940
Amortization of debt deferred costs and intangibles, net	2,790	2,562	2,650
Impairment loss	15,257	98	153
Equity in earnings of real estate joint ventures and partnerships, net	(27,074)	(20,642)	(19,300)
Gain on sale and acquisition of real estate joint venture and partnership interests	—	(48,322)	(879)
Gain on sale of property	(218,611)	(100,714)	(59,621)
Distributions of income from real estate joint ventures and partnerships	1,321	1,149	1,216
Changes in accrued rent and accounts receivable, net	(18,964)	(14,488)	(8,884)
Changes in unamortized lease costs and other assets, net	(13,299)	(16,900)	(14,617)
Changes in accounts payable, accrued expenses and other liabilities, net	4,970	8,963	5,971
Other, net	5,552	1,339	11,584
Net cash provided by operating activities	269,758	252,411	245,435
Cash Flows from Investing Activities:
Acquisition of real estate and land	(1,902)	(500,421)	(221,779)
Development and capital improvements	(133,336)	(101,179)	(83,702)
Proceeds from sale of property and real estate equity investments	433,661	234,952	101,516
Real estate joint ventures and partnerships - Investments	(37,173)	(52,834)	(30,053)
Real estate joint ventures and partnerships - Distributions of capital	28,791	51,714	35,341
Purchase of investments	(5,730)	(4,740)	—
Proceeds from investments	8,502	1,250	1,250
Other, net	6,179	5,086	295
Net cash provided by (used in) investing activities	298,992	(366,172)	(197,132)
Cash Flows from Financing Activities:
Proceeds from issuance of debt	—	249,999	448,083
Principal payments of debt	(28,723)	(144,788)	(240,505)
Changes in unsecured credit facilities	(245,000)	95,500	(39,500)
Proceeds from issuance of common shares of beneficial interest, net	1,588	137,460	42,572
Redemption of preferred shares of beneficial interest	—	—	(150,000)
Common and preferred dividends paid	(294,073)	(185,100)	(174,628)
Debt issuance and extinguishment costs paid	(488)	(5,396)	(9,878)
Distributions to noncontrolling interests	(19,342)	(9,563)	(5,478)
Contributions from noncontrolling interests	—	—	1,318
Other, net	(2,657)	(8,314)	1,768
Net cash (used in) provided by financing activities	(588,695)	129,798	(126,248)
Net (decrease) increase in cash, cash equivalents and restricted cash equivalents	(19,945)	16,037	(77,945)
Cash, cash equivalents and restricted cash equivalents at January 1	41,279	25,242	103,187
Cash, cash equivalents and restricted cash equivalents at December 31	$21,334	$41,279	$25,242
Interest paid during the period (net of amount capitalized of $4,868, $2,656 and $3,252, respectively)	$79,161	$79,515	$79,580
Income taxes paid during the period	$1,009	$958	$1,474
See Notes to Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
Year Ended December 31, 2017, 2016 and 2015

	Preferred Shares of Beneficial Interest	Common Shares of Beneficial Interest	Additional Paid-In Capital	Net Income Less Than Accumulated Dividends	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance, January 1, 2015	$2	$3,700	$1,706,880	$(212,960)	$(12,436)	$153,757	$1,638,943
Net income				174,352		6,870	181,222
Redemption of preferred shares	(2)		(140,311)	(9,687)			(150,000)
Issuance of common shares, net		34	40,294				40,328
Shares issued under benefit plans, net		10	8,989				8,999
Shares issued in exchange for noncontrolling interests			111			(111)	—
Dividends paid – common shares				(170,755)			(170,755)
Dividends paid – preferred shares				(3,873)			(3,873)
Distributions to noncontrolling interests						(5,478)	(5,478)
Contributions from noncontrolling interests						1,318	1,318
Other comprehensive income					4,792		4,792
Other, net			279	43		(808)	(486)
Balance, December 31, 2015	—	3,744	1,616,242	(222,880)	(7,644)	155,548	1,545,010
Net income				238,933		37,898	276,831
Issuance of common shares, net		105	131,317				131,422
Shares issued under benefit plans, net		36	7,430				7,466
Change in classification of deferred compensation plan			(39,977)				(39,977)
Change in redemption value of deferred compensation plan				(8,600)			(8,600)
Diversification of share awards within deferred compensation plan			3,819				3,819
Dividends paid – common shares				(185,100)			(185,100)
Distributions to noncontrolling interests						(9,563)	(9,563)
Acquisition of noncontrolling interests			(730)			(2,139)	(2,869)
Other comprehensive loss					(1,517)		(1,517)
Other, net						(26)	(26)
Balance, December 31, 2016	—	3,885	1,718,101	(177,647)	(9,161)	181,718	1,716,896
Net income				335,274		15,441	350,715
Shares issued under benefit plans, net		12	8,816				8,828
Change in classification of deferred compensation plan (see Note 1)			45,377				45,377
Change in redemption value of deferred compensation plan				(619)			(619)
Dividends paid – common shares				(294,073)			(294,073)
Distributions to noncontrolling interests						(19,342)	(19,342)
Other comprehensive income					2,991		2,991
Other, net			(228)			(703)	(931)
Balance, December 31, 2017	$—	$3,897	$1,772,066	$(137,065)	$(6,170)	$177,114	$1,809,842

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
We operate a portfolio of neighborhood and community shopping centers, totaling approximately 41.3 million square feet of gross leaseable area, that is either owned by us or others. We have a diversified tenant base, with our largest tenant comprising only 2.8% of base minimum rental revenues during 2017. Total revenues generated by our centers located in Houston and its surrounding areas was 19.6% of total revenue for the year ended December 31, 2017, and an additional 9.2% of total revenue was generated in 2017 from centers that are located in other parts of Texas. Also, in Florida and California, an additional 17.5% and 16.7%, respectively, of total revenue was generated in 2017.
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
Acquisitions of properties are accounted for utilizing the acquisition of an asset method and, accordingly, the results of operations of an acquired property are included in our results of operations from the date of acquisition. Estimates of fair values are based upon estimated future cash flows and other valuation techniques in accordance with our fair value measurements accounting policy. Fair values are used to allocate and record the purchase price of acquired property among land, buildings on an “as if vacant” basis, tenant improvements, other identifiable intangibles and any goodwill or gain on purchase. Other identifiable intangible assets and liabilities include the effect of out-of-market leases, the value of having leases in place (“as is” versus “as if vacant” and absorption costs), out-of-market assumed mortgages and tenant relationships. Depreciation and amortization is computed using the straight-line method, generally over estimated useful lives of 40 years for buildings and over the lease term which includes bargain renewal options for other identifiable intangible assets. Costs associated with the successful acquisition of an asset are capitalized as incurred.

Property also includes costs incurred in the development and redevelopment of operating properties. These properties are carried at cost, and no depreciation is recorded on these assets until rent commences or no later than one year from the completion of major construction. These costs include preacquisition costs directly identifiable with the specific project, development and construction costs, interest, insurance and real estate taxes. Indirect development costs, including salaries and benefits, travel and other related costs that are directly attributable to the development of the property, are also capitalized. The capitalization of such costs ceases at the earlier of one year from the completion of major construction or when the property, or any completed portion, becomes available for occupancy.
Property also includes costs for tenant improvements paid by us, including reimbursements to tenants for improvements that are owned by us and will remain our property after the lease expires.
Property identified for sale is reviewed to determine if it qualifies as held for sale based on the following criteria: management has approved and is committed to the disposal plan, the assets are available for immediate sale, an active plan is in place to locate a buyer, the sale is probable and expected to qualify as a completed sale within a year, the sales price is reasonable in relation to the current fair value, and it is unlikely that significant changes will be made to the sales plan or that the sales plan will be withdrawn. Upon qualification, these properties are segregated and classified as held for sale at the lower of cost or fair value less costs to sell. Our individual property disposals do not qualify for discontinued operations presentation; thus, the results of these disposals remain in income from continuing operations and any associated gains are included in gain on sale of property.
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
Primary risks associated with our involvement with our VIEs include the potential funding of the entities’ debt obligations or making additional contributions to fund the entities’ operations or capital activities.
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
Unamortized Lease Costs, net
Lease costs represent the initial direct costs incurred in origination, negotiation and processing of a lease agreement. Such costs include outside broker commissions and other independent third party costs, as well as salaries and benefits, travel and other internal costs directly related to completing a lease and are amortized over the life of the lease on a straight-line basis. Costs related to supervision, administration, unsuccessful origination efforts and other activities not directly related to completed lease agreements are charged to expense as incurred. Also included are in place lease costs which are amortized over the life of the applicable lease terms on a straight-line basis.

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
Restricted Deposits and Mortgage Escrows
Restricted deposits and mortgage escrows consist of escrow deposits held by lenders primarily for property taxes, insurance and replacement reserves and restricted deposits that are held for a specific use or in a qualified escrow account for the purposes of completing like-kind exchange transactions.
Our restricted deposits and mortgage escrows consists of the following (in thousands):

	December 31,
	2017	2016
Restricted deposits (1)	6,291	23,489
Mortgage escrows	1,824	1,533
Total	$8,115	$25,022
___________________

(1)
The decrease between the periods presented is primarily attributable to $21.0 million of funds being released from a qualified escrow account for the purpose of completing like-kind exchange transactions.

Other Assets, net
Other assets include an asset related to the debt service guaranty (see Note 6 for further information), tax increment revenue bonds, investments, investments held in a grantor trust, deferred tax assets, prepaid expenses, interest rate derivatives, the value of above-market leases and the related accumulated amortization, deferred debt costs associated with our revolving credit facilities and other miscellaneous receivables. Investments held in a grantor trust and investments in mutual funds are adjusted to fair value at each period with changes included in our Consolidated Statements of Operations and Consolidated Statement of Comprehensive Income, respectively. The value of our investments in mutual funds approximates the cost basis. Investments held to maturity are carried at amortized cost and are adjusted using the interest method for amortization of premiums and accretion of discounts. Our tax increment revenue bonds have been classified as held to maturity and are recorded at amortized cost offset by a recognized credit loss (see Note 21 for further information). Above-market leases are amortized as adjustments to rental revenues over terms of the acquired leases. Deferred debt costs, including those classified in debt, are amortized primarily on a straight-line basis, which approximates the effective interest rate method, over the terms of the debt. Other miscellaneous receivables have a reserve applied to the carrying amount when it becomes apparent that conditions exist that may lead to our inability to fully collect on outstanding amounts due. Such conditions include delinquent or late payments on receivables, deterioration in the ongoing relationship with the borrower and other relevant factors. We would establish a reserve when expected loss conditions exist by reviewing the borrower’s ability to generate revenues to meet debt service requirements and assessing the fair value of any collateral.
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
On December 22, 2017, the U.S. government enacted the Tax Act. The Tax Act makes broad and complex changes to the Internal Revenue Code including, but not limited to, (1) reducing the U.S. federal corporate income tax rate from 35% to 21%, (2) establishing a 20% deduction for REIT dividends (other than any portion that is a capital gain dividend), (3) limiting the deductibility of business interest, (4) allowing full expensing of certain qualifying property, (5) eliminating the corporate Alternative Minimum Tax (“AMT”) and changing how existing AMT credits can be realized, (6) limiting current net operating loss deductions and providing an indefinite carryforward and (7) limiting the deductibility of certain executive compensation. Management’s evaluation of deferred taxes and the associated valuation allowance includes an estimate of the impact of the Tax Act and was based on the best information available to management at the time (see Note 13 for additional information).
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
Share-Based Compensation
We have both share options and share awards outstanding. Since 2012, our employee long-term incentive program under our Amended and Restated 2010 Long-Term Incentive Plan grants only awards that incorporate both service-based and market-based measures for share awards to promote share ownership among the participants and to emphasize the importance of total shareholder return. The terms of each grant vary depending upon the participant's responsibilities and position within the Company. All awards are recorded at fair value on the date of grant and earn dividends throughout the vesting period; however, the dividends are subject to the same vesting terms as the award. Compensation expense is measured at the grant date and recognized over the vesting period. All share awards are awarded subject to the participant’s continued employment with us.
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
Options generally expire upon the earlier of termination of employment or 10 years from the date of grant, and all restricted shares are granted at no purchase price. Our policy is to recognize compensation expense for equity awards ratably over the vesting period, except for retirement eligible amounts.
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
Our deferred compensation plan was amended, effective April 1, 2016, to permit participants in this plan to diversify their holdings of our common shares six months after vesting. Thus, as of April 1, 2016, the fully vested share awards and the proportionate share of nonvested share awards eligible for diversification were reclassified from additional paid-in capital to temporary equity in our Consolidated Balance Sheet. In February 2017, the deferred compensation plan was amended to provide that participants in the plan would no longer have the right to diversify their common shares six months after vesting. Thus, the fully vested share awards and the proportionate share of nonvested share awards eligible for diversification at the amendment date were reclassified from temporary equity into additional paid-in capital in our Consolidated Balance Sheet. Deferred share-based compensation cannot be diversified, and distributions from this plan are made in the same form as the original deferral.
The following table summarizes the eligible share award activity since inception through the February 2017 plan amendment date (in thousands):

	December 31,
	2017	2016
Balance at beginning of the period/inception	$44,758	$36,261
Change in redemption value	619	8,600
Change in classification	988	3,716
Diversification of share awards	—	(3,819)
Amendment reclassification	(46,365)	—
Balance at end of period	$—	$44,758
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
Fair value estimates are based on limited available market information for similar transactions, including our tax increment revenue bonds, investments held to maturity and debt, and there can be no assurance that the disclosed value of any financial instrument could be realized by immediate settlement of the instrument. The following provides information about the methods used to estimate the fair value of our financial instruments, including their estimated fair values:
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
Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component consists of the following (in thousands):

	Gain on Investments		Gain on Cash Flow Hedges		Defined Benefit Pension Plan		Total
Balance, December 31, 2016	$(964)		$(6,403)		$16,528		$9,161
Change excluding amounts reclassified from accumulated other comprehensive loss	(1,228)		(1,063)		82		(2,209)
Amounts reclassified from accumulated other comprehensive loss	651	(1)	42	(2)	(1,475)	(3)	(782)
Net other comprehensive (income) loss	(577)		(1,021)		(1,393)		(2,991)
Balance, December 31, 2017	$(1,541)		$(7,424)		$15,135		$6,170

	Gain on Investments		Gain on Cash Flow Hedges		Defined Benefit Pension Plan		Total
Balance, December 31, 2015	$(557)		$(8,160)		$16,361		$7,644
Change excluding amounts reclassified from accumulated other comprehensive loss	(407)		3,288		1,719		4,600
Amounts reclassified from accumulated other comprehensive loss			(1,531)	(2)	(1,552)	(3)	(3,083)
Net other comprehensive (income) loss	(407)		1,757		167		1,517
Balance, December 31, 2016	$(964)		$(6,403)		$16,528		$9,161
___________________

(1)	This reclassification component is included in interest and other income.

(2)	This reclassification component is included in interest expense (see Note 7 for additional information).

(3)	This reclassification component is included in the computation of net periodic benefit cost (see Note 17 for additional information).
Retrospective Application of Accounting Standard Update
The retrospective application of adopting Accounting Standard Update ("ASU") No. 2016-09, "Improvements to Employee Share-Based Payment Accounting," ASU No. 2016-15, "Classification of Certain Cash Receipts and Cash Payments" and ASU No. 2016-18, "Restricted Cash" on prior years' Consolidated Statements of Cash Flows and applicable notes to the consolidated financial statements were made to conform to the current year presentation (see Notes 2 and 14 for additional information).

Note 2.      Newly Issued Accounting Pronouncements
Adopted
In March 2016, the FASB issued ASU No. 2016-09, "Improvements to Employee Share-Based Payment Accounting." This ASU was issued to simplify several aspects of share-based payment transactions, including: income tax consequences, classification of awards as equity or a liability, an option to recognize share compensation forfeitures as they occur and changes to classification within the statement of cash flows. The provisions of ASU No. 2016-09 were effective for us as of January 1, 2017. The adoption of this ASU resulted in a retrospective reclassification of $6.0 million and $1.8 million in the Consolidated Statements of Cash Flows for the year ended December 31, 2016 and 2015, respectively, from cash flows from operating activities in changes in accounts payable, accrued expenses and other liabilities, net to cash flows from financing activities in other, net for shares used to pay employees' tax withholdings.
In August 2016, the FASB issued ASU No. 2016-15, "Classification of Certain Cash Receipts and Cash Payments." This ASU amends guidance to either add or clarify the classification of certain cash receipts and payments in the statement of cash flows. Eight specific issues were identified for further clarification and include: debt prepayment or extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of company-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions and the classification of cash flows that have aspects of more than one class of cash flows. The provisions of ASU No. 2016-15 are effective for us as of January 1, 2018 on a retrospective basis, and early adoption is permitted. We have adopted this update as of December 31, 2017 on a retrospective basis. The adoption of this ASU resulted in a retrospective reclassification of $.5 million and $.8 million in the Consolidated Statements of Cash Flows for the year ended December 31, 2016 and 2015, respectively, from cash flows from operating activities in accrued rent and accounts receivable, net to cash flows from investing activities in other, net for the settlement of insurance claims associated with capital assets. Also, our distributions received from equity method investees are accounted for using the cumulative earnings approach.
In October 2016, the FASB issued ASU No. 2016-17, "Interests Held through Related Parties That Are Under Common Control." This ASU amends the consolidation guidance on how a reporting entity that is a single decision maker of a VIE should treat indirect interests in the entity held through related parties that are under common control when determining whether it is the primary beneficiary of that VIE. The provisions of ASU No. 2016-17 were effective for us as of January 1, 2017 on a retrospective basis. We have adopted this update, and the adoption did not have any impact to our consolidated financial statements.
In November 2016, the FASB issued ASU No. 2016-18, "Restricted Cash." This ASU amends prior guidance on restricted cash presentation and requires that restricted cash and restricted cash equivalents be included in the statement of cash flows. Changes in restricted cash and restricted cash equivalents that result from transfers between different cash categories should not be presented as cash flow activities in the statement of cash flows. The ASU also requires an entity to disclose information about the nature of restricted cash, as well as a reconciliation between the statement of financial position and the statement of cash flows when the statement of financial position has more than one line item for cash, cash equivalent, restricted cash and restricted cash equivalent. The provisions of ASU No. 2016-18 are effective for us as of January 1, 2018 on a retrospective basis, and early adoption is permitted. We have adopted this ASU as of December 31, 2017 on a retrospective basis, as reflected in our cash flow statement presentation and related notes (see Notes 1 and 14 for additional information). For the year ended December 31, 2016 and 2015, cash flows from investing activities in the Consolidated Statements of Cash Flows no longer reflects the change in restricted deposits and mortgage escrows totaling $20.0 million and $76.6 million, respectively.
In January 2017, the FASB issued ASU No. 2017-01, "Business Combinations." This ASU narrows the definition of a business and provides a framework for evaluating whether a transaction is an acquisition of a business or an asset. The amendment provides a screen to evaluate whether a transaction is a business and requires that when substantially all of the fair value of the acquired assets can be concentrated in a single asset or identifiable group of similar assets, then the assets acquired are not a business. If the screen is not met, then to be considered a business, the assets must have an input and a substantive process to create outputs. The provisions of ASU No. 2017-01 are effective for us as of January 1, 2018, and early adoption is permitted. We have adopted this ASU prospectively as of January 1, 2017. Under this guidance, we expect most acquisitions of property to be accounted for as an asset acquisition. Additionally, certain acquisition costs that were previously expensed may be capitalized. For for the year ended December 31, 2016, we expensed acquisition costs of $1.4 million.

In May 2017, the FASB issued ASU No. 2017-09, "Compensation - Stock Compensation: Scope of Modification Accounting." This ASU provides guidance about the types of changes to the terms or conditions of a share-based payment award which would require an entity to apply modification accounting. This ASU requires an entity to account for the effects of a modification in the terms or conditions of a share-based payment award, unless three criteria are met relating to the fair value, vesting conditions and classification of the modified awards. The provisions of ASU No. 2017-09 are effective for us as of January 1, 2018 on a prospective basis, and early adoption is permitted. We have adopted this update as of December 31, 2017, and the adoption did not have any impact to our consolidated financial statements.
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
Our evaluation has resulted in the identification of primarily three types of customer contracts: (1) management contracts with partially owned real estate joint ventures or partnerships or third parties, (2) licensing and occupancy agreements and (3) certain non-tenant contracts. Based on our evaluation, we will continue to recognize these fees as we currently do with the exception of the timing associated with the performance obligation in our management contracts related to leasing and lease preparation related services. Upon adoption at January 1, 2018, we recognized the cumulative effect for these fees which has increased retained earnings and contract assets by $.3 million, respectively. In addition, we evaluated controls around the implementation of this ASU and have concluded there will be no significant impact on our control structure. We are still evaluating the impact to the notes in our consolidated financial statements.
In January 2016, the FASB issued ASU No. 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities." This ASU will require equity investments, excluding those investments accounted for under the equity method of accounting or those that result in consolidation of the investee, to be measured at fair value with the changes in fair value recognized in net income; will simplify the impairment assessment of those investments; will eliminate the disclosure of the method(s) and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost and change the fair value calculation for those investments; will change the disclosure in other comprehensive income for financial liabilities that are measured at fair value in accordance with the fair value options for financial instruments; and will clarify that a deferred asset related to available-for-sale securities should be included in an entity's evaluation for a valuation allowance. The provisions of ASU No. 2016-01 are effective for us as of January 1, 2018 and is required to be applied on a modified retrospective approach. Upon adoption, we recognized the cumulative effect for the fair value of equity investments which has increased retained earnings and accumulated other comprehensive loss each by $1.5 million and includes the effects of ASU No. 2018-02, "Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income."
In February 2016, the FASB issued ASU No. 2016-02, "Leases." The ASU sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The ASU requires lessees to adopt a right-of-use asset approach that will bring substantially all leases onto the balance sheet, with the exception of short-term leases. The subsequent accounting for this right-of-use asset will be based on a dual-model approach, under which the lease will be classified as either a finance or an operating lease. The lessor accounting model under this ASU is similar to current guidance, but certain underlying principles in the lessor model have been aligned with the new revenue recognition standard. The provisions of ASU No. 2016-02 are effective for us as of January 1, 2019, are required to be applied on a modified retrospective approach and early adoption is permitted. We anticipate adopting this ASU on January 1, 2019.
In January 2018, the FASB issued an exposure draft ("2018 Exposure Draft") which, if adopted as written, would allow lessors a practical expedient by class of underlying assets to account for lease and non-lease components as a single lease component if certain criteria are met. Also, the 2018 Exposure Draft indicates that companies may be permitted to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption in lieu of the modified retrospective approach and provides other optional practical expedients.

We are in the process of evaluating the impact to our 5,400 lessor leases and other lessee leases, if any, that the adoption of this ASU will have on our consolidated financial statements. Within our lessor leases, we are entitled to receive tenant reimbursements for operating expenses such as real estate taxes, insurance and common area maintenance (“CAM”). Currently upon adoption of this ASU, CAM reimbursement revenue will be accounted for in accordance with Topic 606 (ASU No. 2014-09 as discussed above). We have currently identified some areas we believe may be impacted by this ASU. These include:

•
The bifurcation of lease arrangements in which contractual amounts due are on a gross basis and the amount under contract is not allocated between rental and expense reimbursements, such as real estate taxes and insurance. This process would be based on the underlying fair values of these items.

•
We have ground lease agreements in which we are the lessee for land underneath all or a portion of 13 centers and three administrative office leases that we account for as operating leases. Rental expense associated with these operating leases was, in millions: $2.9 in 2017; $3.0 in 2016 and $3.2 in 2015. We have one capital lease in which we are the lessee of two centers with a $21 million lease obligation. We will record any rights and obligations under these leases as an asset and liability at fair value in our consolidated balance sheets.

•
Determination of costs to be capitalized associated with leases. This ASU will limit the capitalization associated with certain costs, primarily certain internally-generated leasing and legal costs, of which we capitalized internal costs of $10.8 million and $10.3 million for the year ended December 31, 2017 and 2016, respectively. We believe we will be able to continue to capitalize internal leasing commissions that are a direct result of obtaining a lease.

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
In February 2017, the FASB issued ASU No. 2017-05, "Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets." The ASU clarifies that a financial asset is within the scope of Subtopic 610-20 if it meets the definition, as amended, of an in substance nonfinancial asset. If substantially all of the fair value of assets that are promised to a counterparty in a contract is concentrated in nonfinancial assets, then all of the financial assets promised to the counterparty are in substance nonfinancial assets within the scope of Subtopic 610-20, including a parent transferring control of a nonfinancial asset through a transfer of ownership interests of a consolidated subsidiary. The provisions of ASU No. 2017-05 are effective for us as of January 1, 2018 and depending on the contract type may be recorded on a retrospective or modified retrospective approach. As a result of our contract analysis under ASU 2014-09, the majority of our contracts relate to property sales to be accounted for under this ASU and could result in future gains being recognized sooner. Upon adoption, we applied the modified retrospective approach for all contract types. We recognized the cumulative effect for contracts in which gains would have been realized and have increased retained earnings and other assets by $4.0 million, respectively, at January 1, 2018.
In March 2017, the FASB issued ASU No. 2017-07, "Improving the Presentation of Net Periodic Pensions Cost and Net Periodic Postretirement Benefit Cost." The ASU requires the service cost component to be reported as compensation costs arising from services rendered by pertinent employees during the period. The other components of net periodic benefit cost are required to be presented in the income statement separately from the service cost component and outside income from operations. Additionally, only the service cost component will be eligible for capitalization when applicable. The provisions of ASU No. 2017-07 are effective for us as of January 1, 2018 on a retrospective basis for the presentation within the income statement and prospectively for the capitalization of costs. Upon adoption of this ASU, our income statement presentation and notes will be impacted, but it does not have a material impact to our consolidated financial statements. For the year ended December 31, 2017, 2016 and 2015, net periodic benefit cost, excluding the service cost component, of $.4 million, $.7 million and $.2 million, respectively, will be restated as non-operating expenses in our Consolidated Statements of Operations.

In August 2017, the FASB issued ASU No. 2017-12, "Derivatives and Hedging - Targeted Improvements to Accounting for Hedging Activities." The ASU amends current hedge accounting recognition and presentation requirements. Items focused on include: alignment of an entity’s risk management activities and its financial reporting for hedging relationships, the use of hedge accounting for risk components in hedging relationships involving nonfinancial risk and interest rate risk, updates for designating fair value hedges of interest rate risk and measuring the related change in fair value of the hedged item, alignment of the recognition and presentation of the effects of the hedging instrument and the hedged item, and permits an entity to exclude certain amounts related to currency swaps. Lastly, the ASU also provides additional relief on effectiveness testing methods and disclosures. The provisions of ASU No. 2017-12 are effective for us as of January 1, 2019, and early adoption is permitted. We have adopted this ASU as of January 1, 2018, which requires a modified retrospective transition method upon adoption. The adoption of this ASU will not have a material impact to our consolidated financial statements.
In January 2018, the FASB issued ASU No. 2018-01, "Leases (Topic 842)-Land Easement Practical Expedient for Transition to Topic 842." The ASU provides an optional transition practical expedient to not evaluate existing or expired land easements under ASU No. 2016-02, if they were not previously accounted for as leases under prior guidance. The provisions of ASU No. 2018-01 are effective for us as of January 1, 2019, are required to be applied on a modified retrospective approach and early adoption is permitted. We anticipate adopting this ASU upon adoption of ASU No. 2016-02.
In February 2018, the FASB issued ASU No. 2018-02, "Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." ASU No. 2018-02 allows for the reclassification of the stranded tax effects resulting from the Tax Act to retained earnings. The provisions of ASU No. 2018-02 are effective for us as of January 1, 2019, may be applied either at the beginning of the period of adoption or retrospectively, and early adoption is permitted. We anticipate adopting this ASU upon adoption of ASU No. 2016-01.
Note 3.      Property
Our property consists of the following (in thousands):

	December 31,
	2017	2016
Land	$1,068,022	$1,107,072
Land held for development	69,205	82,953
Land under development	48,985	51,761
Buildings and improvements	3,232,074	3,489,685
Construction in-progress	80,573	57,674
Total	$4,498,859	$4,789,145
During the year ended December 31, 2017, we sold 18 centers and other property. Aggregate gross sales proceeds from these transactions approximated $446.6 million and generated gains of approximately $218.6 million. Also, for the year ended December 31, 2017, we invested $57.2 million in new development projects, which includes the purchase of the retail portion of a mixed-use project in Seattle, Washington that was subject to a contractual obligation at December 31, 2016.
At December 31, 2017, three centers, totaling $78.7 million before accumulated depreciation, were classified as held for sale. At December 31, 2016, one center, totaling $1.6 million before accumulated depreciation, was classified as held for sale. None of these centers qualified to be reported in discontinued operations, and all but one have been sold subsequent to the end of the applicable reporting period.

Note 4.      Investment in Real Estate Joint Ventures and Partnerships
We own interests in real estate joint ventures or limited partnerships and have tenancy-in-common interests in which we exercise significant influence, but do not have financial and operating control. We account for these investments using the equity method, and our interests ranged for the periods presented from 20% to 90% in 2017 and from 20% to 75% in 2016. Combined condensed financial information of these ventures (at 100%) is summarized as follows (in thousands):

	December 31,
	2017	2016
Combined Condensed Balance Sheets

ASSETS
Property	$1,241,004	$1,196,770
Accumulated depreciation	(285,033)	(261,392)
Property, net	955,971	935,378
Other assets, net	115,743	114,554
Total Assets	$1,071,714	$1,049,932

LIABILITIES AND EQUITY
Debt, net (primarily mortgages payable)	$298,124	$301,480
Amounts payable to Weingarten Realty Investors and Affiliates	12,017	12,585
Other liabilities, net	24,759	24,902
Total Liabilities	334,900	338,967
Equity	736,814	710,965
Total Liabilities and Equity	$1,071,714	$1,049,932

	Year Ended December 31,
	2017	2016	2015
Combined Condensed Statements of Operations
Revenues, net	$137,419	$138,316	$148,875
Expenses:
Depreciation and amortization	34,818	38,242	37,771
Interest, net	11,836	16,076	17,053
Operating	23,876	26,126	26,797
Real estate taxes, net	18,865	17,408	18,525
General and administrative	623	816	839
Provision for income taxes	112	113	197
Impairment loss	—	1,303	7,487
Total	90,130	100,084	108,669
Gain on sale of non-operating property	—	373	—
Gain on dispositions	12,492	14,816	5,171
Net Income	$59,781	$53,421	$45,377

Our investment in real estate joint ventures and partnerships, as reported in our Consolidated Balance Sheets, differs from our proportionate share of the entities’ underlying net assets due to basis differences, which arose upon the transfer of assets to the joint ventures. The net positive basis differences, which totaled $2.2 million and $2.6 million at December 31, 2017 and 2016, respectively, are generally amortized over the useful lives of the related assets.
Our real estate joint ventures and partnerships have determined from time to time that the carrying amount of certain centers was not recoverable and that the centers should be written down to fair value. There was no impairment charge for the year ended December 31, 2017. For the year ended December 31, 2016 and 2015, our unconsolidated real estate joint ventures and partnerships recorded an impairment charge of $1.3 million and $7.5 million, respectively, associated primarily with various centers that have been marketed and sold during the period.
Fees earned by us for the management of these real estate joint ventures and partnerships totaled $6.2 million in 2017, $5.1 million in 2016 and $4.5 million in 2015.
During 2017, two centers were sold with aggregate gross sales proceeds of approximately $19.6 million, of which our share of the gain, included in equity earnings in real estate joint ventures and partnerships totaled $6.2 million. In June 2017, a venture acquired land with a gross purchase price of $23.5 million for a mixed-use development project, and we simultaneously increased our ownership interest to 90% (See Note 20 for additional information).
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
As of December 31, 2015, we held a combined 51% interest in an unconsolidated real estate joint venture that owned three centers in Colorado with total assets and debt of $43.7 million and $72.4 million, respectively. In February 2016, in exchange for our partners' aggregate 49% interest in this venture and $2.5 million in cash, we distributed one center to our partners. We have consolidated this venture as of the transaction date and re-measured our investment in this venture to its fair value (See Note 22 for additional information).
Note 5.      Identified Intangible Assets and Liabilities
Identified intangible assets and liabilities associated with our property acquisitions are as follows (in thousands):

	December 31,
	2017	2016
Identified Intangible Assets:
Above-market leases (included in Other Assets, net)	$44,231	$44,595
Above-market leases - Accumulated Amortization	(17,397)	(13,579)
Below-market assumed mortgages (included in Debt, net)	—	1,671
Below-market assumed mortgages - Accumulated Amortization	—	(1,564)
In place leases (included in Unamortized Lease Costs, net)	224,201	232,528
In place leases - Accumulated Amortization	(96,202)	(82,571)
	$154,833	$181,080
Identified Intangible Liabilities:
Below-market leases (included in Other Liabilities, net)	$105,794	$110,878
Below-market leases - Accumulated Amortization	(28,072)	(23,109)
Above-market assumed mortgages (included in Debt, net)	10,063	10,375
Above-market assumed mortgages - Accumulated Amortization	(6,081)	(5,186)
	$81,704	$92,958

These identified intangible assets and liabilities are amortized over the applicable lease terms or the remaining lives of the assumed mortgages, as applicable.
The net amortization of above-market and below-market leases increased (decreased) rental revenues by $3.7 million, $2.1 million and $(.5) million in 2017, 2016 and 2015, respectively. The significant year over year change in rental revenues in 2016 to 2015 is primarily due to acquisitions during 2016. The estimated net amortization of these intangible assets and liabilities will increase rental revenues for each of the next five years as follows (in thousands):

2018	$2,789
2019	3,161
2020	3,234
2021	3,186
2022	3,007
The amortization of the in place lease intangible assets recorded in depreciation and amortization, was $21.0 million, $18.0 million and $12.3 million in 2017, 2016 and 2015, respectively. The significant year over year change in depreciation and amortization from 2016 to 2015 is primarily due to acquisitions during 2016. The estimated amortization of these intangible assets will increase depreciation and amortization for each of the next five years as follows (in thousands):

2018	$16,617
2019	14,638
2020	13,663
2021	11,573
2022	9,516
The net amortization of above-market and below-market assumed mortgages decreased net interest expense by $1.1 million, $1.0 million and $.7 million in 2017, 2016 and 2015, respectively. The estimated net amortization of these intangible assets and liabilities will decrease net interest expense for each of the next five years as follows (in thousands):

2018	$1,207
2019	1,207
2020	436
2021	287
2022	141
Note 6.      Debt
Our debt consists of the following (in thousands):

	December 31,
	2017	2016
Debt payable, net to 2038 (1)	$1,996,007	$2,023,403
Unsecured notes payable under credit facilities	—	245,000
Debt service guaranty liability	64,145	67,125
Obligations under capital leases	21,000	21,000
Total	$2,081,152	$2,356,528
___________________

(1)	At December 31, 2017, interest rates ranged from 2.6% to 7.9% at a weighted average rate of 4.0%. At December 31, 2016, interest rates ranged from 1.7% to 7.9% at a weighted average rate of 4.0%.

The allocation of total debt between fixed and variable-rate as well as between secured and unsecured is summarized below (in thousands):

	December 31,
	2017	2016
As to interest rate (including the effects of interest rate contracts):
Fixed-rate debt	$2,063,263	$2,089,769
Variable-rate debt	17,889	266,759
Total	$2,081,152	$2,356,528
As to collateralization:
Unsecured debt	$1,667,462	$1,913,399
Secured debt	413,690	443,129
Total	$2,081,152	$2,356,528
We maintain a $500 million unsecured revolving credit facility, which was amended and extended on March 30, 2016. This facility expires in March 2020, provides for two consecutive six-month extensions upon our request, and borrowing rates that float at a margin over LIBOR plus a facility fee. At both December 31, 2017 and 2016, the borrowing margin and facility fee, which are priced off a grid that is tied to our senior unsecured credit ratings, were 90 and 15 basis points, respectively. The facility also contains a competitive bid feature that allows us to request bids for up to $250 million. Additionally, an accordion feature allows us to increase the facility amount up to $850 million.
Additionally, we have a $10 million unsecured short-term facility, which was amended and extended on March 27, 2017, that we maintain for cash management purposes, which matures in March 2018. At December 31, 2017, the facility provided for fixed interest rate loans at a 30-day LIBOR rate plus a borrowing margin, facility fee and an unused facility fee of 125, 10, and 5 basis points, respectively. At December 31, 2016, the borrowing margin, facility fee and an unused facility fee was 125, 10, and 10 basis points, respectively.
The following table discloses certain information regarding our unsecured notes payable under our credit facilities (in thousands, except percentages):

	December 31,
	2017	2016
Unsecured revolving credit facility:
Balance outstanding	$—	$245,000
Available balance	493,610	250,140
Letter of credit outstanding under facility	6,390	4,860
Variable interest rate (excluding facility fee) at end date	—%	1.5%
Unsecured short-term facility:
Balance outstanding	$—	$—
Variable interest rate at end date	—%	—%
Both facilities:
Maximum balance outstanding during the year	$245,000	$372,000
Weighted average balance	133,386	141,017
Year-to-date weighted average interest rate (excluding facility fee)	1.8%	1.3%

Related to a development project in Sheridan, Colorado, we have provided a guaranty for the payment of any debt service shortfalls until a coverage rate of 1.4x is met on tax increment revenue bonds issued in connection with the project. The bonds are to be repaid with incremental sales and property taxes and a PIF to be assessed on current and future retail sales and, to the extent necessary, any amounts we may have to provide under a guaranty. The incremental taxes and PIF are to remain intact until the earlier of the date the bond liability has been paid in full or 2040. Therefore, a debt service guaranty liability equal to the fair value of the amounts funded under the bonds was recorded. As of December 31, 2017 and 2016, we had $64.1 million and $67.1 million outstanding for the debt service guaranty liability, respectively.
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
Various leases and properties, and current and future rentals from those leases and properties, collateralize certain debt. At both December 31, 2017 and 2016, the carrying value of such assets aggregated $.7 billion.
Scheduled principal payments on our debt (excluding $21.0 million of certain capital leases, $(5.4) million net premium/(discount) on debt, $(8.9) million of deferred debt costs, $4.0 million of non-cash debt-related items, and $64.1 million debt service guaranty liability) are due during the following years (in thousands):

2018	$113,427
2019	56,245
2020	237,779
2021	17,667
2022	307,614
2023	305,694
2024	255,954
2025	303,302
2026	277,291
2027	38,288
Thereafter	93,024
Total	$2,006,285
Our various debt agreements contain restrictive covenants, including minimum interest and fixed charge coverage ratios, minimum unencumbered interest coverage ratios, minimum net worth requirements and maximum total debt levels. We are not aware of any non-compliance with our public debt and revolving credit facility covenants as of December 31, 2017.
Note 7.      Derivatives and Hedging
The fair value of all our interest rate swap contracts was reported as follows (in thousands):

	Assets		Liabilities
	Balance Sheet Location	Amount	Balance Sheet Location	Amount
Designated Hedges:
December 31, 2017	Other Assets, net	$2,035	Other Liabilities, net	$—
December 31, 2016	Other Assets, net	126	Other Liabilities, net	—

The gross presentation, the effects of offsetting for derivatives with a right to offset under master netting agreements and the net presentation of our interest rate swap contracts is as follows (in thousands):

				Gross Amounts Not Offset in Balance Sheet
	Gross Amounts Recognized	Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
December 31, 2017
Assets	$2,035	$—	$2,035	$—	$—	$2,035
December 31, 2016
Assets	126	—	126	—	—	126
Cash Flow Hedges
As of December 31, 2017 and 2016, we had three interest rate swap contracts, maturing through March 2020, with an aggregate notional amount of $200 million that were designated as cash flow hedges and fix the LIBOR component of the interest rates at 1.5%. We have determined that these contracts are highly effective in offsetting future variable interest cash flows.
During 2016, we entered into and settled a forward-starting interest rate swap contract with an aggregate notional amount of $200 million hedging future fixed-rate debt issuances, which fixed the 10-year swap rates at 1.5% per annum. Upon settlement of this contract in August 2016, we paid $2.1 million resulting in a loss of $2.0 million in accumulated other comprehensive loss.
As of December 31, 2017 and 2016, the net gain balance in accumulated other comprehensive loss relating to active and previously terminated cash flow interest rate swap contracts was $7.4 million and $6.4 million, respectively. Within the next 12 months, approximately $1.4 million in accumulated other comprehensive loss is expected to be reclassified as a reduction to interest expense related to our interest rate contracts.
A summary of cash flow interest rate swap contract hedging activity is as follows (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of (Gain) Loss Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Year Ended December 31, 2017	$(1,063)	Interest expense, net	$42	Interest expense, net	$—
Year Ended December 31, 2016	3,192	Interest expense, net	(1,435)	Interest expense, net	(96)
Year Ended December 31, 2015	(1,946)	Interest expense, net	(2,798)	Interest expense, net	—
Fair Value Hedges:
Associated with the refinancing of a secured note, on June 24, 2016, we terminated two interest rate swap contracts that were designated as fair value hedges and had an aggregate notional amount of $62.9 million. Upon settlement, we received $2.2 million, which was recognized as part of the gain on extinguishment of debt related to the hedged debt.

A summary of fair value interest rate swap contract hedging activity is as follows (in thousands):

	Gain (Loss) on Contracts	Gain (Loss) on Borrowings	Net Settlements and Accruals on Contracts (1) (3)	Amount of Gain (Loss) Recognized in Income (2) (3)
Year Ended December 31, 2016
Interest expense, net	$(418)	$418	$3,140	$3,140
Year Ended December 31, 2015
Interest expense, net	(1,228)	1,228	2,030	2,030
_______________

(1)	Amounts in this caption include gain (loss) recognized in income on derivatives and net cash settlements.

(2)	No ineffectiveness was recognized during the respective periods.

(3)	Included in each caption for the year ended December 31, 2016 is $2.2 million received upon the termination of two interest rate swap contracts.
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
The following table discloses the cumulative redeemable preferred dividends declared per share:

Year Ended December 31, 2015
Series of Preferred Shares:
Series F	$64.55
Note 9.      Common Shares of Beneficial Interest
We had an at-the-market ("ATM") equity offering program, which terminated on September 29, 2017, under which we could sell up to $250 million of common shares, in amounts and at times as we determined, at prices determined by the market at the time of sale. No common shares remain available for sale under this program.
No shares were sold under the ATM equity offering program during the year ended December 31, 2017. The following shares were sold under the ATM equity offering programs during the year ended December 31, 2016 (in thousands, except per share amounts):

Year Ended December 31, 2016
Shares sold	3,465
Weighted average price per share	$38.35
Gross proceeds	$132,884
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
Common dividends declared per share were $2.29, $1.46 and $1.38 for the year ended December 31, 2017, 2016 and 2015, respectively. The regular dividend rate per share for our common shares for each quarter of 2017 and 2016 was $.385 and $.365, respectively. Also in December 2017, we paid a special dividend for our common shares in the amount of $.75 per share, which was due to the significant gains on dispositions of property. Subsequent to December 31, 2017, our Board of Trust Managers approved a first quarter dividend of $.395 per common share, an increase from $.385 per common share for the respective quarter of 2017.

Note 10.      Noncontrolling Interests
The following table summarizes the effect of changes in our ownership interest in subsidiaries on the equity attributable to us as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Net income adjusted for noncontrolling interests	$335,274	$238,933	$174,352
Transfers from the noncontrolling interests:
Increase in equity for operating partnership units	—	—	111
Net increase in equity for the acquisition of noncontrolling interests	—	2,139	—
Change from net income adjusted for noncontrolling interests and transfers from the noncontrolling interests	$335,274	$241,072	$174,463
Note 11.      Leasing Operations
The terms of our leases range from less than one year for smaller tenant spaces to over 25 years for larger tenant spaces. In addition to minimum lease payments, most of the leases provide for contingent rentals (payments for real estate taxes, maintenance and insurance by lessees and an amount based on a percentage of the tenants’ sales).
Future minimum rental income from non-cancelable tenant leases, excluding leases associated with property held for sale and estimated contingent rentals, at December 31, 2017 is as follows (in thousands):

2018	$392,337
2019	342,151
2020	289,691
2021	231,199
2022	166,880
Thereafter	533,824
Total	$1,956,082
Contingent rentals for the year ended December 31, are as follows (in thousands):

2017	$129,635
2016	114,505
2015	107,931

Note 12.      Impairment
The following impairment charges were recorded on the following assets based on the difference between the carrying amount of the assets and the estimated fair value (see Note 21 for additional fair value information) (in thousands):

	Year Ended December 31,
	2017	2016	2015
Continuing operations:
Properties held for sale, marketed for sale or sold (1)	$12,203	$98	$153
Land held for development and undeveloped land (1)	2,719	—	—
Other	335	—	—
Total impairment charges	15,257	98	153
Other financial statement captions impacted by impairment:
Equity in earnings of real estate joint ventures and partnerships, net	—	326	1,497
Net income attributable to noncontrolling interests	21	—	—
Net impact of impairment charges	$15,278	$424	$1,650
___________________

(1)	Amounts reported were based on changes in management's plans for the properties, third party offers, recent comparable market transactions and/or a change in market conditions.
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
Taxable income differs from net income for financial reporting purposes primarily because of differences in the timing of recognition of depreciation, rental revenue, repair expense, compensation expense, impairment losses and gain from sales of property. As a result of these differences, the book value of our net fixed assets is in excess of tax basis by $193.4 million and $268.7 million at December 31, 2017 and 2016, respectively.
The following table reconciles net income adjusted for noncontrolling interests to REIT taxable income (in thousands):

	Year Ended December 31,
	2017	2016	2015
Net income adjusted for noncontrolling interests	$335,274	$238,933	$174,352
Net loss (income) of taxable REIT subsidiary included above	4,220	(14,497)	340
Net income from REIT operations	339,494	224,436	174,692
Book depreciation and amortization	162,964	162,534	145,940
Tax depreciation and amortization	(95,512)	(104,734)	(87,416)
Book/tax difference on gains/losses from capital transactions	6,261	(64,917)	(53,902)
Deferred/prepaid/above and below-market rents, net	(11,146)	(13,114)	(5,375)
Impairment loss from REIT operations	5,071	369	1,536
Other book/tax differences, net	(244)	(2,694)	(1,679)
REIT taxable income	406,888	201,880	173,796
Dividends paid deduction (1)	(406,888)	(201,880)	(174,628)
Dividends paid in excess of taxable income	$—	$—	$(832)
___________________

(1)	For 2017 and 2016, the dividends paid deduction includes designated dividends of $112.8 million and $16.8 million from 2018 and 2017, respectively.

For federal income tax purposes, the cash dividends distributed to common shareholders are characterized as follows:

	Year Ended December 31,
	2017	2016	2015
Ordinary income	23.0%	80.7%	92.7%
Capital gain distributions	77.0%	19.3%	4.3%
Return of capital (nontaxable distribution)	—%	—%	3.0%
Total	100.0%	100.0%	100.0%
Our deferred tax assets and liabilities, including a valuation allowance, consisted of the following (in thousands):

	December 31,
	2017	2016
Deferred tax assets (1):
Impairment loss (2)	$7,220	$13,476
Allowance on other assets	15	117
Interest expense	5,703	9,246
Net operating loss carryforwards (3)	7,428	8,413
Straight-line rentals	916	813
Book-tax basis differential	1,676	4,380
Other	188	348
Total deferred tax assets	23,146	36,793
Valuation allowance (4)	(15,587)	(25,979)
Total deferred tax assets, net of allowance	$7,559	$10,814
Deferred tax liabilities (1):
Book-tax basis differential (2)	$6,618	$10,998
Other	517	553
Total deferred tax liabilities	$7,135	$11,551
___________________

(1)
As of December 31, 2017 and 2016, deferred tax assets and liabilities were measured at the statutory rate of 21% and 35%, respectively, as a result of the enactment of the Tax Act on December 22, 2017.

(2)
Impairment losses and book-tax basis differential liabilities will not be recognized until the related properties are sold. Realization of impairment losses is dependent upon generating sufficient taxable income in the year the property is sold.

(3)	We have net operating loss carryforwards of $35.4 million that expire between the years of 2029 and 2037.

(4)
Management believes it is more likely than not that a portion of the deferred tax assets, which primarily consists of impairment losses, interest expense and net operating losses, will not be realized and established a valuation allowance. However, the amount of the deferred tax asset considered realizable could be reduced if estimates of future taxable income are reduced.

We are subject to federal, state and local income taxes and have recorded an income tax (benefit) provision as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Net (loss) income before taxes of taxable REIT subsidiary	$(5,788)	$20,295	$(989)
Federal (benefit) provision at statutory rate of 35%	$(2,026)	$7,103	$(346)
Valuation allowance decrease	—	(1,251)	(309)
Effect of change in statutory rate on net deferrals	282	—	—
Other	176	(54)	6
Federal income tax (benefit) provision of taxable REIT subsidiary (1)	(1,568)	5,798	(649)
Texas franchise tax	1,551	1,058	701
Total	$(17)	$6,856	$52
___________________

(1)	All periods presented are open for examination by the IRS.
Also, a current tax obligation of $1.6 million and $1.0 million has been recorded at December 31, 2017 and 2016, respectively, in association with these taxes.
Note 14.      Supplemental Cash Flow Information
Cash, cash equivalents and restricted cash equivalents consists of the following (in thousands):

	December 31,
	2017	2016	2015
Cash and cash equivalents	$13,219	$16,257	$22,168
Restricted deposits and mortgage escrows (see Note 1)	8,115	25,022	3,074
Total	$21,334	$41,279	$25,242
Non-cash investing and financing activities are summarized as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Accrued property construction costs	$7,728	$5,738	$9,566
Increase in equity for the acquisition of noncontrolling interests in consolidated real estate joint ventures	—	2,139	—
Exchange of operating partnership units for common shares	—	—	111
Reduction of debt service guaranty liability	(2,980)	(2,710)	(2,270)
Property acquisitions and investments in unconsolidated real estate joint ventures:
Increase in property, net	—	10,573	—
Decrease in real estate joint ventures and partnerships - investments	—	(2,315)	—
Increase in debt, net	—	—	20,966
Consolidation of joint ventures (see Note 22):
Increase in property, net	—	58,665	—
Increase in security deposits	—	169	—
Increase in debt, net	—	48,727	—
Increase (decrease) in equity associated with deferred compensation plan (see Note 1)	44,758	(44,758)	—

Note 15.      Earnings Per Share
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

	Year Ended December 31,
	2017	2016	2015
Numerator:
Continuing Operations:
Income from continuing operations	$132,104	$176,117	$121,601
Gain on sale of property	218,611	100,714	59,621
Net income attributable to noncontrolling interests	(15,441)	(37,898)	(6,870)
Dividends on preferred shares	—	—	(3,830)
Redemption costs of preferred shares	—	—	(9,687)
Income from continuing operations attributable to common shareholders – basic	335,274	238,933	160,835
Income attributable to operating partnership units	3,084	1,996	—
Income from continuing operations attributable to common shareholders – diluted	$338,358	$240,929	$160,835
Denominator:
Weighted average shares outstanding – basic	127,755	126,048	123,037
Effect of dilutive securities:
Share options and awards	870	1,059	1,292
Operating partnership units	1,446	1,462	—
Weighted average shares outstanding – diluted	130,071	128,569	124,329
Anti-dilutive securities of our common shares, which are excluded from the calculation of earnings per common share – diluted, are as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Share options (1)	—	2	463
Operating partnership units	—	—	1,472
Total anti-dilutive securities	—	2	1,935
___________________

(1)	Exclusion results as exercise prices were greater than the average market price for each respective period.
Note 16.      Share Options and Awards
In April 2011, our Long-Term Incentive Plan for the issuance of options and share awards expired, and issued options of .4 million remain outstanding as of December 31, 2017.
In May 2010, our shareholders approved the adoption of the Amended and Restated 2010 Long-Term Incentive Plan, under which 3.0 million of our common shares were reserved for issuance, and options and share awards of .5 million are available for future grant at December 31, 2017. This plan expires in May 2020.
Compensation expense, net of forfeitures, associated with share options and restricted shares totaled $8.6 million in 2017, $8.5 million in 2016 and $7.4 million in 2015, of which $1.7 million in 2017, $1.9 million in 2016 and $1.5 million in 2015 was capitalized.

Options
The fair value of share options issued prior to 2012 was estimated on the date of grant using the Black-Scholes option pricing method based on the expected weighted average assumptions.
Following is a summary of the option activity for the three years ended December 31, 2017:

	Shares Under Option	Weighted Average Exercise Price
Outstanding, January 1, 2015	2,897,123	$28.76
Forfeited or expired	(435,840)	37.37
Exercised	(94,633)	26.55
Outstanding, December 31, 2015	2,366,650	27.26
Forfeited or expired	(460,722)	47.42
Exercised	(971,727)	21.95
Outstanding, December 31, 2016	934,201	22.85
Forfeited or expired	(4,042)	43.37
Exercised	(101,805)	16.11
Outstanding, December 31, 2017	828,354	$23.58
The total intrinsic value of options exercised was $1.7 million in 2017, $14.9 million in 2016 and $.9 million in 2015. All share options were vested, and there was no unrecognized compensation cost related to share options.
The following table summarizes information about share options outstanding and exercisable at December 31, 2017:

Range of Exercise Prices	Outstanding				Exercisable
	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value (000’s)	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value (000’s)
$11.85 - $17.78	166,981	1.2 years	$11.85		166,981	1.2 years	$11.85
$17.79 - $26.69	465,214	2.9 years	$24.14		465,214	2.9 years	$24.14
$26.70 - $40.05	196,159	0.2 years	$32.22		196,159	0.2 years	$32.22
Total	828,354	1.9 years	$23.58	$7,695	828,354	1.9 years	$23.58	$7,695
Share Awards
The fair value of the market-based share awards was estimated on the date of grant using a Monte Carlo valuation model based on the following assumptions:

	Year Ended December 31, 2017
	Minimum	Maximum
Dividend yield	0.0%	4.1%
Expected volatility (1)	16.1%	19.1%
Expected life (in years)	N/A	3
Risk-free interest rate	0.7%	1.5%
_______________

(1)	Includes the volatility of the FTSE NAREIT U.S. Shopping Center Index and Weingarten Realty Investors.

A summary of the status of unvested share awards for the year ended December 31, 2017 is as follows:

	Unvested Share Awards	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2017	590,854	$32.52
Granted:
Service-based awards	124,549	35.77
Market-based awards relative to FTSE NAREIT U.S. Shopping Center Index	54,454	39.00
Market-based awards relative to three-year absolute TSR	54,454	25.65
Trust manager awards	28,280	32.77
Vested	(231,056)	30.77
Forfeited	(1,929)	34.00
Outstanding, December 31, 2017	619,606	$33.81
As of December 31, 2017 and 2016, there was approximately $2.2 million and $2.0 million, respectively, of total unrecognized compensation cost related to unvested share awards, which is expected to be amortized over a weighted average of 1.7 years and 1.8 years, respectively.
Note 17.      Employee Benefit Plans
Defined Benefit Plan:
The following tables summarize changes in the benefit obligation, the plan assets and the funded status of our pension plan as well as the components of net periodic benefit costs, including key assumptions (in thousands). The measurement dates for plan assets and obligations were December 31, 2017 and 2016.

	December 31,
	2017	2016
Change in Projected Benefit Obligation:
Benefit obligation at beginning of year	$52,975	$49,715
Service cost	1,223	1,277
Interest cost	2,123	2,078
Actuarial loss(1)	4,502	1,976
Benefit payments	(1,825)	(2,071)
Benefit obligation at end of year	$58,998	$52,975
Change in Plan Assets:
Fair value of plan assets at beginning of year	$45,498	$42,341
Actual return on plan assets	7,635	3,228
Employer contributions	2,500	2,000
Benefit payments	(1,825)	(2,071)
Fair value of plan assets at end of year	$53,808	$45,498
Unfunded status at end of year (included in accounts payable and accrued expenses in 2017 and 2016)	$(5,190)	$(7,477)
Accumulated benefit obligation	$58,860	$52,824
Net loss recognized in accumulated other comprehensive loss	$15,135	$16,528
___________________

(1)	The change in actuarial loss is associated primarily to census and mortality table updates and a decrease in the discount rate in 2017.

The following is the required information for other changes in plan assets and benefit obligation recognized in other comprehensive (income) loss (in thousands):

	Year Ended December 31,
	2017	2016	2015
Net loss	$82	$1,719	$1,276
Amortization of net loss (1)	(1,475)	(1,552)	(1,423)
Total recognized in other comprehensive (income) loss	$(1,393)	$167	$(147)
Total recognized in net periodic benefit cost and other comprehensive (income) loss	$213	$2,103	$1,262
___________________

(1)	The estimated net loss that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is $1.1 million.
The following is the required information with an accumulated benefit obligation in excess of plan assets (in thousands):

	December 31,
	2017	2016
Projected benefit obligation	$58,998	$52,975
Accumulated benefit obligation	58,860	52,824
Fair value of plan assets	53,808	45,498
The components of net periodic benefit cost are as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Service cost	$1,223	$1,277	$1,252
Interest cost	2,123	2,078	1,899
Expected return on plan assets	(3,215)	(2,971)	(3,165)
Amortization of net loss	1,475	1,552	1,423
Total	$1,606	$1,936	$1,409
The assumptions used to develop net periodic benefit cost are shown below:

	Year Ended December 31,
	2017	2016	2015
Discount rate	4.01%	4.11%	3.83%
Salary scale increases	3.50%	3.50%	3.50%
Long-term rate of return on assets	7.00%	7.00%	7.50%
The selection of the discount rate is made annually after comparison to yields based on high quality fixed-income investments. The salary scale is the composite rate which reflects anticipated inflation, merit increases, and promotions for the group of covered participants. The long-term rate of return is a composite rate for the trust. It is derived as the sum of the percentages invested in each principal asset class included in the portfolio multiplied by their respective expected rates of return. We considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. This analysis resulted in the selection of 7.00% as the long-term rate of return assumption for 2017.

The assumptions used to develop the actuarial present value of the benefit obligation are shown below:

	Year Ended December 31,
	2017	2016	2015
Discount rate	3.50%	4.01%	4.11%
Salary scale increases	3.50%	3.50%	3.50%
The expected contribution to be paid for the Retirement Plan by us during 2018 is approximately $2.0 million. The expected benefit payments for the next 10 years for the Retirement Plan is as follows (in thousands):

2018	$2,185
2019	2,339
2020	2,383
2021	2,545
2022	2,690
2023-2027	15,226
The participant data used in determining the liabilities and costs for the Retirement Plan was collected as of January 1, 2017, and no significant changes have occurred through December 31, 2017.
At December 31, 2017, our investment asset allocation compared to our benchmarking allocation model for our plan assets was as follows:

	Portfolio	Benchmark
Cash and Short-Term Investments	4%	3%
U.S. Stocks	52%	57%
International Stocks	13%	10%
U.S. Bonds	25%	27%
International Bonds	4%	3%
Other	2%	—%
Total	100%	100%
The fair value of plan assets was determined based on publicly quoted market prices for identical assets, which are classified as Level 1 observable inputs. The allocation of the fair value of plan assets was as follows:

	December 31,
	2017	2016
Cash and Short-Term Investments	17%	18%
Large Company Funds	36%	36%
Mid Company Funds	6%	6%
Small Company Funds	6%	6%
International Funds	10%	10%
Fixed Income Funds	16%	16%
Growth Funds	9%	8%
Total	100%	100%
Concentrations of risk within our equity portfolio are investments classified within the following sectors: technology, financial services, healthcare, consumer cyclical goods and industrial, which represents approximately 23%, 18%, 15%, 13% and 11% of total equity investments, respectively.

Defined Contribution Plans:
Compensation expense related to our defined contribution plans was $3.9 million in 2017, $3.5 million in 2016 and $3.7 million in 2015.
Note 18.      Related Parties
Through our management activities and transactions with our real estate joint ventures and partnerships, we had net accounts receivable of $2.0 million and $2.2 million outstanding as of December 31, 2017 and 2016, respectively. We also had accounts payable and accrued expenses of $.4 million and $.3 million outstanding as of December 31, 2017 and 2016, respectively. We recorded joint venture fee income included in Other Revenue for the year ended December 31, 2017, 2016 and 2015 of $6.2 million, $5.1 million and $4.5 million, respectively.
In September 2016, we acquired a partner's 50% interest in an unconsolidated tenancy-in-common arrangement for approximately $13.5 million that we had previously accounted for under the equity method. This transaction resulted in the consolidation of the property in our consolidated financial statements, and we recognized a gain of $9.0 million on the fair value remeasurement of our equity method investment. (See Note 22 for additional information).
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
As of December 31, 2015, we held a combined 51% interest in an unconsolidated real estate joint venture that owned three centers in Colorado with total assets and debt of $43.7 million and $72.4 million, respectively. In February 2016, in exchange for our partners' aggregate 49% interest in this venture and $2.5 million in cash, we distributed one center to our partners. We have consolidated this venture as of the transaction date and re-measured our investment in this venture to its fair value, and recognized a gain of $37.4 million (See Note 22 for additional information).
Note 19.      Commitments and Contingencies
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
Scheduled minimum rental payments under the terms of all non-cancelable operating leases in which we are the lessee, principally for shopping center ground leases, for the subsequent five years and thereafter ending December 31, are as follows (in thousands):

2018	$2,889
2019	2,810
2020	2,527
2021	2,378
2022	2,304
Thereafter	102,063
Total	$114,971
Rental expense for operating leases was, in millions: $2.9 in 2017; $3.0 in 2016 and $3.2 in 2015.

The scheduled future minimum revenues under subleases, applicable to the ground lease rentals, under the terms of all non-cancelable tenant leases, assuming no new or renegotiated leases or option extensions for the subsequent five years and thereafter ending December 31, are as follows (in thousands):

2018	$28,392
2019	24,184
2020	20,712
2021	17,352
2022	14,031
Thereafter	57,869
Total	$162,540
Property under capital leases that is included in buildings and improvements consisted of two centers totaling $16.8 million at December 31, 2017 and 2016. Amortization of property under capital leases is included in depreciation and amortization expense, and the balance of accumulated depreciation associated with these capital leases at December 31, 2017 and 2016 was $15.5 million and $14.2 million, respectively. Future minimum lease payments under these capital leases total $31.2 million, of which $10.2 million represents interest. Accordingly, the present value of the net minimum lease payments was $21.0 million at December 31, 2017.
The annual future minimum lease payments under capital leases as of December 31, 2017 are as follows (in thousands):

2018	$1,683
2019	1,692
2020	1,700
2021	1,708
2022	1,717
Thereafter	22,726
Total	$31,226
Commitments and Contingencies
As of December 31, 2017 and 2016, we participated in two real estate ventures structured as DownREIT partnerships that have centers in Arkansas, North Carolina and Texas. We have operating and financial control over these ventures and consolidate them in our consolidated financial statements. These ventures allow the outside limited partners to put their interest in the partnership to us, and we have the option to redeem the interest in cash or a fixed number of our common shares, at our discretion. We also participate in a real estate venture that has a property in Texas that allows its outside partner to put operating partnership units to us. We have the option to redeem these units in cash or a fixed number of our common shares, at our discretion. The aggregate redemption value of these interests was approximately $47 million and $52 million as of December 31, 2017 and 2016, respectively.
As of December 31, 2017, we have entered into commitments aggregating $114.7 million comprised principally of construction contracts which are generally due in 12 to 36 months.
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
Note 20.      Variable Interest Entities
Consolidated VIEs:
At both December 31, 2017 and 2016, nine of our real estate joint ventures, whose activities primarily consisted of owning and operating 22 and 25 neighborhood/community shopping centers, respectively, were determined to be VIEs. Based on a financing agreement by one of our real estate joint ventures that has a bottom dollar guaranty, which is disproportionate to our ownership, we have determined that we are the primary beneficiary and have consolidated this joint venture. For the remaining real estate joint ventures, we concluded we are the primary beneficiary based primarily on our significant power to direct the entities' activities without any substantive kick-out or participating rights.
At December 31, 2016, in conjunction with the acquisition of a property with a net book value of $249.5 million, we had a like-kind exchange agreement with a third party intermediary for tax purposes. The third party purchased the property via our financing, and then leased the property to us. Based on the associated agreements, we had determined that the entity was a VIE, and we were the primary beneficiary based on our significant power to direct the entity's activities without any substantive kick-out or participating rights. Accordingly, we consolidated the property and its operations as of the respective acquisition date. During the year ended December 31, 2017, the ownership of this property was conveyed to us in accordance with the terms of the like-kind exchange agreement, and we no longer have a VIE.
A summary of our consolidated VIEs is as follows (in thousands):

	December 31,
	2017	2016
Assets Held by VIEs (1)	$235,713	$504,293
Assets Held as Collateral for Debt (2)	42,979	46,136
Maximum Risk of Loss (2)	29,784	29,784
___________________

(1)	$249.5 million of assets at December 31, 2016 ceased to be considered a VIE (see above).

(2)	Represents the amount of debt and related assets held as collateral associated with the bottom dollar guaranty at one real estate joint venture.
Restrictions on the use of these assets can be significant because they may serve as collateral for debt. Further, we are generally required to obtain our partner's approval in accordance with the joint venture agreement for any major transactions. Transactions with these joint ventures on our consolidated financial statements have primarily been positive as demonstrated by the generation of net income and operating cash flows, as well as the receipt of cash distributions. We and our partners are subject to the provisions of the joint venture agreements which include provisions for when additional contributions may be required to fund operating cash shortfalls, development expenditures and unplanned capital expenditures. During 2017, $.1 million in additional contributions were made primarily to fund an operating shortfall. During 2016, $2.5 million in additional contributions were made primarily for capital activities. We currently anticipate that $.1 million of additional contributions will be made for 2018.

Unconsolidated VIEs:
At both December 31, 2017 and 2016, two unconsolidated real estate joint ventures were determined to be VIEs. We have determined that one entity was a VIE through the issuance of a secured loan, since the lender had the ability to make decisions that could have a significant impact on the success of the entity. Based on the associated agreements for the future development of a mixed-use project, we concluded that the other entity was a VIE, but we are not the primary beneficiary as the substantive participating rights associated with the entity are shared, and we do not have the power to direct the significant activities of the entity. Our analysis considered that all major decisions require unanimous member consent and those decisions include significant activities such as development, financing, leasing and operations of the entity.
A summary of our unconsolidated VIEs is as follows (in thousands):

	December 31,
	2017	2016
Investment in Real Estate Joint Ventures and Partnerships, net (1) (2)	$36,784	$886
Maximum Risk of Loss (3)	34,000	34,000
___________________

(1)
The carrying amount of the investment represents our contributions to the real estate joint ventures, net of any distributions made and our portion of the equity in earnings of the joint ventures. The increase between the periods represents new development funding of a mixed-use project. See Note 4 for additional information.

(2)
As of December 31, 2017 and 2016, the carrying amount of the investment for one VIE is $(6) million and $(9) million, respectively, which is included in Other Liabilities and results from the distribution of proceeds from the issuance of debt.

(3)	The maximum risk of loss has been determined to be limited to our debt exposure for the real estate joint ventures.
We and our partners are subject to the provisions of the joint venture agreements that specify conditions, including operating shortfalls, development expenditures and unplanned capital expenditures, under which additional contributions may be required. With respect to our future development of a mixed-used project, we anticipate funding approximately $93 million in equity and debt through 2020.
Note 21.      Fair Value Measurements
Recurring Fair Value Measurements:
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2017 and 2016, aggregated by the level in the fair value hierarchy in which those measurements fall, are as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2017

Assets:
Investments, mutual funds held in a grantor trust	$31,497			$31,497
Investments, mutual funds	7,206			7,206
Derivative instruments:
Interest rate contracts		$2,035		2,035
Total	$38,703	$2,035	$—	$40,738
Liabilities:
Deferred compensation plan obligations	$31,497			$31,497
Total	$31,497	$—	$—	$31,497

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2016

Assets:
Investments, mutual funds held in a grantor trust	$26,328			$26,328
Investments, mutual funds	7,670			7,670
Derivative instruments:
Interest rate contracts		$126		126
Total	$33,998	$126	$—	$34,124
Liabilities:
Deferred compensation plan obligations	$26,328			$26,328
Total	$26,328	$—	$—	$26,328
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
No assets were measured at fair value on a nonrecurring basis at December 31, 2016. Assets measured at fair value on a nonrecurring basis at December 31, 2017 aggregated by the level in the fair value hierarchy in which those measurements fall, are as follows (in thousands):

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

Schedule of our fair value disclosures is as follows (in thousands):

	December 31,
	2017			2016
	Carrying Value	Fair Value Using Significant Other Observable Inputs (Level 2)	Fair Value Using Significant Unobservable Inputs (Level 3)	Carrying Value	Fair Value Using Significant Other Observable Inputs (Level 2)	Fair Value Using Significant Unobservable Inputs (Level 3)
Other Assets:
Tax increment revenue bonds (1)	$22,097		$25,000	$23,910		$23,910
Investments, held to maturity (2)	4,489	$4,479		5,240	$5,248
Debt:
Fixed-rate debt	2,063,263		2,109,658	2,089,769		2,132,082
Variable-rate debt	17,889		16,393	266,759		265,230
___________________

(1)	At December 31, 2017 and 2016, the credit loss balance on our tax increment revenue bonds was $31.0 million.

(2)	Investments held to maturity are recorded at cost. As of December 31, 2017 and 2016, a $10 thousand unrealized loss and an $8 thousand unrealized gain was recognized, respectively.
The quantitative information about the significant unobservable inputs used for our Level 3 fair value measurements as of December 31, 2017 and 2016 reported in the above tables, is as follows:

	Fair Value at December 31,				Range
	2017	2016			Minimum		Maximum
Description	(in thousands)		Valuation Technique	Unobservable Inputs	2017	2016	2017	2016
Property	$4,184	$—	Discounted cash flows	Discount rate	10.5%		12.0%
				Capitalization rate	8.8%		10.0%
				Holding period (years)	5		10
				Expected future inflation rate (1)			2.0%
				Market rent growth rate (1)			3.0%
				Expense growth rate (1)			2.0%
				Vacancy rate (1)			20.0%
				Renewal rate (1)			70.0%
				Average market rent rate (1)	$11.00		$16.00
				Average leasing cost per square foot (1)	$10.00		$35.00
Tax increment revenue bonds	25,000	23,910	Discounted cash flows	Discount rate	6.5%	6.5%	7.5%	7.5%
				Expected future growth rate	1.0%	1.0%	2.3%	2.0%
				Expected future inflation rate	1.0%	1.0%	3.0%	3.0%
Fixed-rate debt	2,109,658	2,132,082	Discounted cash flows	Discount rate	3.0%	3.0%	5.3%	5.2%
Variable-rate debt	16,393	265,230	Discounted cash flows	Discount rate	2.4%	1.6%	3.2%	2.4%
_______________

(1)	Only applies to one property valuation.

Note 22.      Business Combination
Effective February 12, 2016, we acquired a partner’s 49% interest in an unconsolidated joint venture associated with two centers in Colorado, which resulted in the consolidation of these centers (see Note 18 for additional information). Management has determined that this transaction qualified as a business combination to be accounted for under the acquisition method. Accordingly, the assets and liabilities of this transaction were recorded in our Consolidated Balance Sheet at their estimated fair values as of the effective date. Fair value of assets acquired, liabilities assumed and equity interests were estimated using market-based measurements, including cash flow and other valuation techniques. The fair value measurements are based on both significant inputs for similar assets and liabilities in comparable markets and significant inputs that are not observable in the markets in accordance with our fair value measurements accounting policy. Key assumptions include third-party appraisals; a minority interest discount rate of 20%; cash flow discount rates ranging from 6.5% to 8%; a terminal capitalization rate for similar properties ranging from 6% to 7.5%; and factors that we believe market participants would consider in estimating fair value. The result of this transaction is included in our Consolidated Statements of Operations beginning February 12, 2016.
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

	Pro Forma 2016 (1)	Pro Forma 2015 (1)
Revenues	$567,985	$547,381
Net income	236,461	234,307
Net income attributable to common shareholders - basic	198,563	213,920
Net income attributable to common shareholders - diluted	200,559	215,823
Earnings per share – basic	1.58	1.74
Earnings per share – diluted	1.56	1.72
___________________

(1)	There are no non-recurring pro forma adjustments included within or excluded from the amounts in the preceding table.

Note 23.      Quarterly Financial Data (Unaudited)
Summarized quarterly financial data is as follows (in thousands):

	First		Second		Third		Fourth
2017
Revenues	$143,663		$146,023		$144,110		$139,367
Net income	36,396	(1)(2)(4)	69,193	(1)	74,473	(1)	170,653	(1)(4)
Net income attributable to common shareholders	30,826	(1)(2)(3)(4)	63,852	(1)(3)	72,629	(1)	167,967	(1)(4)
Earnings per common share – basic	.24	(1)(2)(3)(4)	.50	(1)(3)	.57	(1)	1.31	(1)(4)
Earnings per common share – diluted	.24	(1)(2)(3)(4)	.49	(1)(3)	.56	(1)	1.30	(1)(4)
2016
Revenues	$132,417		$135,676		$138,599		$142,863
Net income	108,667	(1)(4)	37,651	(1)(5)	61,337	(1)(4)	69,176	(1)
Net income attributable to common shareholders	107,074	(1)(4)	35,816	(1)(5)	51,901	(1)(3)(4)	44,142	(1)(3)
Earnings per common share – basic	.87	(1)(4)	.28	(1)(5)	.41	(1)(3)(4)	.35	(1)(3)
Earnings per common share – diluted	.85	(1)(4)	.28	(1)(5)	.40	(1)(3)(4)	.34	(1)(3)
___________________

(1)
The quarter results include significant gains on the sale of properties and real estate joint venture and partnership interests and on acquisitions, including gains in equity in earnings from real estate joint ventures and partnerships, net. Gain amounts are: $15.8 million, $34.2 million, $38.6 million and $136.3 million for the three months ended March 31, 2017, June 30, 2017, September 30, 2017 and December 31, 2017, respectively, and $82.8 million, $4.2 million, $31.1 million and $34.9 million for the three months ended March 31, 2016, June 30, 2016, September 30, 2016 and December 31, 2016, respectively.

(2)	The quarter results include a $3.1 million lease termination fee and $15.0 million of impairment losses for the quarter ended March 31, 2017.

(3)
The quarter results include gains discussed in (1) above in net income attributable to noncontrolling interests. Gain amounts in net income attributable to noncontrolling interests are: $3.9 million and $3.6 million for the three months ended March 31, 2017 and June 30, 2017, respectively, and $5.8 million and $23.1 million for the three months ended September 30, 2016 and December 31, 2016, respectively.

(4)
Deferred tax (benefit) amounts at our taxable REIT subsidiary include $(3.3) million and $1.5 million for the three months ended March 31, 2017 and December 31, 2017, respectively and $5.9 million and $1.1 million for the three months ended March 31, 2016 and September 30, 2016, respectively. These tax amounts result from gains associated with the disposition of centers, land and an exchange of properties. Additionally, a change in the statutory rate was recognized as a result of the enactment of the Tax Act on December 22, 2017.

(5)	The quarter results include a gain on extinguishment of debt totaling $(2.0) million for the three months ended June 30, 2016.
Note 24.      Subsequent Events
Subsequent to December 31, 2017, we sold five centers and other property with approximate aggregate gross sales proceeds totaling $220.6 million, which were owned by us either directly or through our interest in real estate joint ventures or partnerships. No impairment losses will be realized associated with these dispositions.
* * * * *
ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

ITEM 9A. Controls and Procedures
Under the supervision and with the participation of our principal executive officer and principal financial officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of December 31, 2017. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2017.
There has been no change to our internal control over financial reporting during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
WRI’s management has responsibility for establishing and maintaining adequate internal control over financial reporting for WRI. Management, with the participation of WRI’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of WRI’s internal control over financial reporting as of December 31, 2017 based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on their evaluation of WRI’s internal control over financial reporting, WRI’s management along with the Chief Executive Officer and Chief Financial Officer believe that WRI’s internal control over financial reporting is effective as of December 31, 2017.
Deloitte & Touche LLP, WRI’s independent registered public accounting firm that audited the consolidated financial statements and financial statement schedules included in this Form 10-K, has issued an attestation report on the effectiveness of WRI’s internal control over financial reporting.
February 28, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Trust Managers of Weingarten Realty Investors
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Weingarten Realty Investors and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2017, of the Company and our report dated February 28, 2018, expressed an unqualified opinion on those financial statements and financial statement schedules.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Deloitte & Touche LLP

Houston, Texas
February 28, 2018

ITEM 9B. Other Information
Not applicable.
PART III
ITEM 10. Trust Managers, Executive Officers and Corporate Governance
Information with respect to our trust managers and executive officers is incorporated herein by reference to the “Election of Trust Managers - Proposal One," “Compensation Discussion and Analysis - Overview” and “Share Ownership of Beneficial Owners and Management” sections of our definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 24, 2018.
Code of Conduct and Ethics
We have adopted a code of business and ethics for trust managers, officers and employees, known as the Code of Conduct and Ethics. The Code of Conduct and Ethics is available on our website at www.weingarten.com. Shareholders may request a free copy of the Code of Conduct and Ethics from:
Weingarten Realty Investors
Attention: Investor Relations
2600 Citadel Plaza Drive, Suite 125
Houston, Texas 77008
(713) 866-6000
www.weingarten.com
We have also adopted a Code of Ethical Conduct for Officers and Senior Financial Associates setting forth a code of ethics applicable to our principal executive officer, principal financial officer, chief accounting officer and financial associates, which is available on our website at www.weingarten.com. Shareholders may request a free copy of the Code of Conduct for Officers and Senior Financial Associates from the address and phone number set forth above.
Governance Guidelines
We have adopted governance guidelines, known as the Governance Policies, which are available on our website at www.weingarten.com. Shareholders may request a free copy of the Governance Policies from the address and phone number set forth above under “Code of Conduct and Ethics.”
ITEM 11. Executive Compensation
Information with respect to executive compensation is incorporated herein by reference to the “Compensation Discussion and Analysis,” “Trust Manager Compensation” including the "Trust Manager Compensation Table” section, “Compensation Committee Report” and “Summary Compensation Table” sections of our definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 24, 2018.
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The “Share Ownership of Beneficial Owners and Management” section of our definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 24, 2018 is incorporated herein by reference.
The following table summarizes the equity compensation plans under which our common shares of beneficial interest may be issued as of December 31, 2017:

Plan category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance
Equity compensation plans approved by shareholders	828,354	$23.58	546,530
Equity compensation plans not approved by shareholders	—	—	—
Total	828,354	$23.58	546,530

ITEM 13. Certain Relationships and Related Transactions, and Trust Manager Independence
The “Governance,” "Compensation Committee Interlocks and Insider Participation” and "Certain Transactions" sections of our definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 24, 2018 are incorporated herein by reference.
ITEM 14. Principal Accountant Fees and Services
The “Accounting Firm Fees” section within “Ratification of Independent Registered Public Accounting Firm - Proposal Three” of our definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 24, 2018 is incorporated herein by reference.
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
Form of Indenture between Weingarten Realty Investors and The Bank of New York Mellon Trust Company, N.A. (successor to J.P. Morgan Trust Company, National Association, successor to Texas Commerce Bank National Association) (filed as Exhibit 4(a) to WRI’s Registration Statement on Form S-3 (No. 33-57659) dated February 10, 1995 and incorporated herein by reference).

4.2	—
Form of Indenture between Weingarten Realty Investors and The Bank of New York Mellon Trust Company, N.A. (successor to J.P. Morgan Trust Company, National Association, successor to Texas Commerce Bank National Association) (filed as Exhibit 4(b) to WRI’s Registration Statement on Form S-3 (No. 33-57659) dated Feibruray 10, 1995 and incorporated herein by reference).

4.3	—
First Supplemental Indenture, dated August 2, 2006, between Weingarten Realty Investors and The Bank of New York Mellon Trust Company, N.A. (successor to J.P. Morgan Trust Company, National Association, successor to Texas Commerce Bank National Association) (filed as Exhibit 4.1 to WRI’s Form 8-K on August 2, 2006 and incorporated herein by reference).

4.4	—
Second Supplemental Indenture, dated October 9, 2012, between Weingarten Realty Investors and The Bank of New York Mellon Trust Company, N.A. (successor to J.P. Morgan Trust Company, National Association, successor to Texas Commerece Bank National Association) (filed as Exhibit 4.1 to WRI’s Form 8-K on October 9, 2012 and incorporated herein by reference).

4.5	—	Form of Fixed Rate Senior Medium Term Note (filed as Exhibit 4.19 to WRI’s Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).
4.6	—	Form of Floating Rate Senior Medium Term Note (filed as Exhibit 4.20 to WRI’s Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).
4.7	—	Form of Fixed Rate Subordinated Medium Term Note (filed as Exhibit 4.21 to WRI’s Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).
4.8	—	Form of Floating Rate Subordinated Medium Term Note (filed as Exhibit 4.22 to WRI’s Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).
4.9	—	Form of 3.375% Senior Note due 2022 (filed as Exhibit 4.2 to WRI’s Form 8-K on October 9, 2012 and incorporated herein by reference).
4.10	—	Form of 3.50% Senior Note due 2023 (filed as Exhibit 4.1 to WRI’s Form 8-K on March 22, 2013 and incorporated herein by reference).
4.11	—	Form of 4.450% Senior Note due 2024 (filed as Exhibit 4.1 to WRI’s Form 8-K on October 15, 2013 and incorporated herein by reference).
4.12	—	Form of 3.850% Senior Note due 2025 (filed as Exhibit 4.1 to WRI's Form 8-K on May 14, 2015 and incorporated herein by reference).
4.13	—	Form of 3.250% Senior Note due 2026 (filed as Exhibit 4.1 to WRI’s Form 8-K on August 11, 2016 and incorporated herein by reference).

10.1†	—	2001 Long Term Incentive Plan (filed as Exhibit 10.7 to WRI’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).
10.2†	—
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

10.16†	—
First Amendment to the Master Nonqualified Plan Trust Agreement dated March 12, 2009 (filed as Exhibit 10.53 to WRI’s Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference).

10.17†	—
Second Amendment to the Master Nonqualified Plan Trust Agreement dated August 4, 2009 (filed as Exhibit 10.54 to WRI’s Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference).

10.18†	—
Non-Qualified Plan Trust Agreement for Recordkept Plans dated September 1, 2009 (filed as Exhibit 10.55 to WRI’s Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference).

10.19†	—	Amended and Restated 2010 Long-Term Incentive Plan (filed as Exhibit 99.1 to WRI’s Form 8-K dated April 26, 2010 and incorporated herein by reference).
10.20†	—
Amendment No. 4 to the Weingarten Realty Investors Deferred Compensation Plan dated February 26, 2010 (filed as Exhibit 10.57 to WRI’s Form 10-Q for the quarter ended March 31, 2010 and incorporated herein by reference).

10.21†	—
Amendment No. 4 to the Weingarten Realty Investors Supplemental Executive Retirement Plan dated May 6, 2010 (filed as Exhibit 10.58 to WRI’s Form 10-Q for the quarter ended March 31, 2010 and incorporated herein by reference).

10.22†	—	2002 WRI Employee Share Purchase Plan dated May 6, 2003 (filed as Exhibit 10.60 to WRI’s Form 10-Q for the quarter ended June 30, 2010 and incorporated herein by reference).
10.23†	—	Amended and Restated 2002 WRI Employee Share Purchase Plan dated May 10, 2010 (filed as Exhibit 10.61 to WRI’s Form 10-Q for the quarter ended June 30, 2010 and incorporated herein by reference).
10.24†	—
Weingarten Realty Investors Executive Medical Reimbursement Plan and Summary Plan Description (filed as Exhibit 10.59 to WRI’s Annual Report on Form 10-K dated December 31, 2010 and incorporated herein by reference).

10.25†	—	Second Amendment to the Weingarten Realty Retirement Plan dated March 14, 2011 (filed as Exhibit 10.59 to WRI’s Form 10-Q for the quarter ended March 31, 2011 and incorporated herein by reference).
10.26†	—	Third Amendment to the Weingarten Realty Retirement Plan dated May 4, 2011 (filed as Exhibit 10.60 to WRI’s Form 10-Q for the quarter ended March 31, 2011 and incorporated herein by reference).
10.27†	—
Third Amendment to the Master Nonqualified Plan Trust Agreement dated April 26, 2011 (filed as Exhibit 10.1 to WRI’s Form 10-Q for the quarter ended June 30, 2011 and incorporated herein by reference).

10.28†	—	Fourth Amendment to the Weingarten Realty Retirement Plan dated March 2, 2012 (filed as Exhibit 10.2 to WRI's Form 10-Q for the quarter ended March 31, 2012 and incorporated herein by reference).
10.29†	—
Amendment No. 4 to the Weingarten Realty Investors Retirement Benefit Restoration Plan dated August 10, 2012 (filed as Exhibit 10.1 to WRI's Form 10-Q for the quarter ended September 30, 2012 and incorporated herein by reference).

10.30†	—
Amendment No. 5 to the Weingarten Realty Investors Supplemental Executive Retirement Plan dated August 10, 2012 (filed as Exhibit 10.2 to WRI's Form 10-Q for the quarter ended September 30, 2012 and incorporated herein by reference).

10.31†	—	Master Nonqualified Plan Trust Agreement dated August 23, 2006 (filed as Exhibit 10.53 to WRI's Annual Report on Form 10-K for the year ended December 31, 2012 and incorporated herein by reference).
10.32†	—
Restatement of the Weingarten Realty Retirement Plan dated November 17, 2008 (filed as Exhibit 10.54 to WRI's Annual Report on Form 10-K for the year ended December 31, 2012 and incorporated herein by reference).

10.33†	—
Restatement of the Weingarten Realty Investors Retirement Plan dated December 23, 2013 (filed as Exhibit 10.57 to WRI's Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference).

10.34†	—
First Amendment to Weingarten Realty Investors Retirement Plan dated December 16, 2014 (filed as Exhibit 10.59 to WRI's Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference).

10.35†	—
Amended and Restated Weingarten Realty Investors Deferred Compensation Plan effective April 1, 2016 (filed as Exhibit 10.2 to WRI's Form 10-Q for the quarter ended March 31, 2016 and incorporated herein by reference).

10.36†	—
Second Amendment to Weingarten Realty Investors Retirement Plan dated December 30, 2016 (filed as Exhibit 10.49 to WRI's Annual Report on Form 10-K for the year ended December 31, 2016 and incorporated herein by reference).

10.37†	—
Amendment No. 1 to Weingarten Realty Investors Deferred Compensation Plan as Restated Effective April 1, 2016 (filed as Exhibit 10.51 to WRI's Annual Report on Form 10-K for the year ended December 31, 2016 and incorporated herein by reference).

10.38†	—
Severance and Change to Control Agreement for Johnny Hendrix dated November 11, 1998 (filed as Exhibit 10.54 to WRI’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.39†	—
Severance and Change to Control Agreement for Stephen C. Richter dated November 11, 1998 (filed as Exhibit 10.55 to WRI’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.40†	—
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

10.42	—
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

10.43	—
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

10.45	—
First Amendment to Promissory Note with Reliance Trust Company, Trustee of the Master Nonqualified Plan Trust under Weingarten Realty Investors Supplemental Executive Retirement Plan and Weingarten Realty Investors Retirement Benefit Restoration Plan dated March 11, 2010 (filed as Exhibit 10.59 to WRI’s Form 10-Q for the quarter ended June 30, 2010 and incorporated herein by reference).

10.46	—
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

10.48	—
Fourth Amendment to Promissory Note with Reliance Trust Company, Trustee of the Master Nonqualified Plan Trust under the Weingarten Realty Investors Supplemental Executive Retirement Plan and Weingarten Realty Investors Retirement Benefit Restoration Plan dated March 11, 2013 (filed as Exhibit 10.2 to WRI's Form 10-Q for the quarter ended March 31, 2013 and incorporated herein by reference).

10.49	—
Fifth Amendment to Promissory Note with Reliance Trust Company, Trustee of the Master Nonqualified Plan Trust under the Weingarten Realty Investors Supplemental Executive Retirement Plan and Weingarten Realty Investors Retirement Benefit Restoration Plan dated March 11, 2014 (filed as Exhibit 10.1 to WRI's Form 10-Q for the quarter ended March 31, 2014 and incorporated herein by reference).

10.50	—
Sixth Amendment to Promissory Note with Reliance Trust Company, Trustee of the Master Nonqualified Plan Trust under the Weingarten Realty Investors Supplemental Executive Retirement Plan and Weingarten Realty Investors Retirement Benefit Restoration Plan dated March 11, 2015 (filed as Exhibit 10.2 to WRI's Form 10-Q for the quarter ended March 31, 2015 and incorporated herein by reference).

10.51	—
Seventh Amendment to Promissory Note with Reliance Trust Company, Trustee of the Master Nonqualified Plan Trust under the Weingarten Realty Investors Supplemental Executive Retirement Plan and Retirement Benefit Restoration Plan, dated March 8, 2016 (filed as Exhibit 10.50 to WRI's Annual Report on Form 10-K for the year ended December 31, 2016 and incorporated herein by reference).

10.52*	—
Eighth Amendment to Promissory Note with Reliance Trust Company, Trustee of the Master Nonqualified Plan Trust under the Weingarten Realty Investors Supplemental Executive Retirement Plan and Retirement Benefit Restoration Plan, dated March 11, 2017.

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
Date: February 28, 2018
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

Pursuant to the requirement of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

	Signature	Title	Date

By:	/s/ Andrew M. Alexander	Chief Executive Officer, President and Trust Manager	February 28, 2018
Andrew M. Alexander

By:	/s/ Stanford Alexander	Chairman and Trust Manager	February 28, 2018
Stanford Alexander

By:	/s/ Shelaghmichael Brown	Trust Manager	February 28, 2018
Shelaghmichael Brown

By:	/s/ James W. Crownover	Trust Manager	February 28, 2018
James W. Crownover

By:	/s/ Stephen A. Lasher	Trust Manager	February 28, 2018
Stephen A. Lasher

By:	/s/ Stephen C. Richter	Executive Vice President and Chief Financial Officer	February 28, 2018
Stephen C. Richter

By:	/s/ Thomas L. Ryan	Trust Manager	February 28, 2018
Thomas L. Ryan

By:	/s/ Douglas W. Schnitzer	Trust Manager	February 28, 2018
Douglas W. Schnitzer

By:	/s/ Joe D. Shafer	Senior Vice President/Chief Accounting Officer (Principal Accounting Officer)	February 28, 2018
Joe D. Shafer

By:	/s/ C. Park Shaper	Trust Manager	February 28, 2018
C. Park Shaper

By:	/s/ Marc J. Shapiro	Trust Manager	February 28, 2018
Marc J. Shapiro

Schedule II
WEINGARTEN REALTY INVESTORS
VALUATION AND QUALIFYING ACCOUNTS
December 31, 2017, 2016, and 2015
(Amounts in thousands)

Description	Balance at beginning of period	Charged to costs and expenses	Deductions(1)	Balance at end of period
2017
Allowance for Doubtful Accounts	$6,700	$4,255	$3,439	$7,516
Tax Valuation Allowance	25,979	—	10,392	15,587
2016
Allowance for Doubtful Accounts	$6,072	$2,427	$1,799	$6,700
Tax Valuation Allowance	27,230	—	1,251	25,979
2015
Allowance for Doubtful Accounts	$7,680	$1,179	$2,787	$6,072
Tax Valuation Allowance	27,539	—	309	27,230
___________________

(1)
The tax valuation allowance deductions for the year ended December 31, 2017 represents the effect of the change in the statutory tax rate as a result of the enactment of the Tax Act on December 22, 2017. For other periods presented, deductions included write-offs of amounts previously reserved.

Schedule III

WEINGARTEN REALTY INVESTORS
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2017
(Amounts in thousands)

	Initial Cost to Company			Gross Amounts Carried at Close of Period
Description	Land	Building and Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total (1)	Accumulated Depreciation	Total Costs, Net of Accumulated Depreciation	Encumbrances (2)	Date of Acquisition / Construction
Centers:
10-Federal Shopping Center	$1,791	$7,470	$1,214	$1,791	$8,684	$10,475	$(7,396)	$3,079	$(5,624)	03/20/2008
1919 North Loop West	1,334	8,451	12,906	1,337	21,354	22,691	(11,448)	11,243	—	12/05/2006
580 Market Place	3,892	15,570	3,918	3,889	19,491	23,380	(8,467)	14,913	(15,246)	04/02/2001
8000 Sunset Strip Shopping Center	18,320	73,431	6,642	18,320	80,073	98,393	(13,475)	84,918	—	06/27/2012
Alabama Shepherd Shopping Center	637	2,026	7,870	1,062	9,471	10,533	(5,458)	5,075	—	04/30/2004
Argyle Village Shopping Center	4,524	18,103	5,416	4,526	23,517	28,043	(10,116)	17,927	—	11/30/2001
Avent Ferry Shopping Center	1,952	7,814	1,466	1,952	9,280	11,232	(4,225)	7,007	—	04/04/2002
Baybrook Gateway	10,623	30,307	3,655	10,623	33,962	44,585	(3,342)	41,243	—	02/04/2015
Bellaire Blvd. Shopping Center	124	37	936	1,011	86	1,097	(38)	1,059	—	11/13/2008
Best in the West	13,191	77,159	7,817	13,194	84,973	98,167	(29,385)	68,782	—	04/28/2005
Blalock Market at I-10	—	4,730	1,970	—	6,700	6,700	(5,202)	1,498	—	12/31/1990
Boca Lyons Plaza	3,676	14,706	5,667	3,651	20,398	24,049	(7,741)	16,308	—	08/17/2001
Braeswood Square Shopping Center	—	1,421	1,350	—	2,771	2,771	(2,397)	374	—	05/28/1969
Broadway Marketplace	898	3,637	2,044	906	5,673	6,579	(3,400)	3,179	—	12/16/1993
Brookwood Marketplace	7,050	15,134	7,428	7,511	22,101	29,612	(6,520)	23,092	—	08/22/2006
Brownsville Commons	1,333	5,536	328	1,333	5,864	7,197	(1,852)	5,345	—	05/22/2006
Bull City Market	930	6,651	817	930	7,468	8,398	(2,408)	5,990	(3,394)	06/10/2005
Cambrian Park Plaza	48,803	1,089	104	48,851	1,145	49,996	(938)	49,058	—	02/27/2015
Camelback Village Square	—	8,720	1,244	—	9,964	9,964	(5,925)	4,039	—	09/30/1994
Camp Creek Marketplace II	6,169	32,036	1,758	4,697	35,266	39,963	(10,404)	29,559	—	08/22/2006
Capital Square	1,852	7,406	1,482	1,852	8,888	10,740	(4,280)	6,460	—	04/04/2002
Centerwood Plaza	915	3,659	3,504	914	7,164	8,078	(2,924)	5,154	—	04/02/2001
Charleston Commons Shopping Center	23,230	36,877	3,180	23,210	40,077	63,287	(12,025)	51,262	—	12/20/2006
Cherry Creek Retail Center	5,416	14,624	463	5,416	15,087	20,503	(4,321)	16,182	—	06/16/2011
Chino Hills Marketplace	7,218	28,872	12,786	7,234	41,642	48,876	(21,094)	27,782	—	08/20/2002
Citadel Building	3,236	6,168	8,893	534	17,763	18,297	(14,553)	3,744	—	12/30/1975
College Park Shopping Center	2,201	8,845	7,808	2,641	16,213	18,854	(12,536)	6,318	(11,004)	11/16/1998

Schedule III

	Initial Cost to Company			Gross Amounts Carried at Close of Period
Description	Land	Building and Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total (1)	Accumulated Depreciation	Total Costs, Net of Accumulated Depreciation	Encumbrances (2)	Date of Acquisition / Construction
Colonial Plaza	$10,806	$43,234	$15,021	$10,813	$58,248	$69,061	$(29,114)	$39,947	$—	02/21/2001
Countryside Centre	15,523	29,818	10,466	15,559	40,248	55,807	(13,286)	42,521	—	07/06/2007
Creekside Center	1,732	6,929	2,160	1,730	9,091	10,821	(4,586)	6,235	(7,386)	04/02/2001
Crossing At Stonegate	6,400	23,384	223	6,400	23,607	30,007	(1,359)	28,648	(14,277)	02/12/2016
Cullen Plaza Shopping Center	106	2,841	497	106	3,338	3,444	(2,755)	689	—	03/20/2008
Cypress Pointe	3,468	8,700	1,188	3,793	9,563	13,356	(6,373)	6,983	—	04/04/2002
Dallas Commons Shopping Center	1,582	4,969	160	1,582	5,129	6,711	(1,496)	5,215	—	09/14/2006
Deerfield Mall	10,522	94,321	2,243	37,128	69,958	107,086	(4,474)	102,612	—	05/05/2016
Desert Village Shopping Center	3,362	14,969	2,094	3,362	17,063	20,425	(3,518)	16,907	—	10/28/2010
Eastern Commons	10,282	16	327	1,569	9,056	10,625	(5,370)	5,255	—	12/31/2002
Edgewater Marketplace	4,821	11,225	685	4,821	11,910	16,731	(2,651)	14,080	—	11/19/2010
El Camino Promenade	4,431	20,557	4,896	4,429	25,455	29,884	(10,144)	19,740	—	05/21/2004
Embassy Lakes Shopping Center	2,803	11,268	2,353	2,803	13,621	16,424	(5,075)	11,349	—	12/18/2002
Entrada de Oro Plaza Shopping Center	6,041	10,511	2,187	6,115	12,624	18,739	(4,392)	14,347	—	01/22/2007
Epic Village St. Augustine	283	1,171	4,092	320	5,226	5,546	(3,436)	2,110	—	09/30/2009
Falls Pointe Shopping Center	3,535	14,289	1,094	3,542	15,376	18,918	(5,964)	12,954	—	12/17/2002
Festival on Jefferson Court	5,041	13,983	4,248	5,022	18,250	23,272	(7,090)	16,182	—	12/22/2004
Fiesta Trails	8,825	32,790	8,963	12,769	37,809	50,578	(14,756)	35,822	—	09/30/2003
Fountain Plaza	1,319	5,276	1,742	1,095	7,242	8,337	(4,458)	3,879	—	03/10/1994
Francisco Center	1,999	7,997	4,960	2,403	12,553	14,956	(9,643)	5,313	(9,996)	11/16/1998
Freedom Centre	2,929	15,302	5,970	6,944	17,257	24,201	(6,646)	17,555	—	06/23/2006
Galleria Shopping Center	10,795	10,339	8,589	10,504	19,219	29,723	(5,559)	24,164	—	12/11/2006
Galveston Place	2,713	5,522	5,931	3,279	10,887	14,166	(8,733)	5,433	—	11/30/1983
Gateway Plaza	4,812	19,249	5,361	4,808	24,614	29,422	(10,684)	18,738	(23,000)	04/02/2001
Grayson Commons	3,180	9,023	496	3,163	9,536	12,699	(3,195)	9,504	(4,612)	11/09/2004
Green Valley Ranch - Auto Zone	440	—	—	440	—	440	—	440	—	02/12/2016
Greenhouse Marketplace	4,607	22,771	4,166	4,750	26,794	31,544	(10,259)	21,285	—	01/28/2004
Griggs Road Shopping Center	257	2,303	478	257	2,781	3,038	(1,862)	1,176	—	03/20/2008
Harrisburg Plaza	1,278	3,924	1,083	1,278	5,007	6,285	(4,271)	2,014	(8,132)	03/20/2008
HEB - Dairy Ashford & Memorial	1,717	4,234	—	1,717	4,234	5,951	(1,098)	4,853	—	03/06/2012
Heights Plaza Shopping Center	58	699	2,596	1,055	2,298	3,353	(1,622)	1,731	—	06/30/1995
High House Crossing	2,576	10,305	553	2,576	10,858	13,434	(4,496)	8,938	—	04/04/2002

Schedule III

	Initial Cost to Company			Gross Amounts Carried at Close of Period
Description	Land	Building and Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total (1)	Accumulated Depreciation	Total Costs, Net of Accumulated Depreciation	Encumbrances (2)	Date of Acquisition / Construction
Highland Square	$—	$—	$1,887	$—	$1,887	$1,887	$(610)	$1,277	$—	10/06/1959
Hilltop Village Center	3,196	7,234	53,872	3,960	60,342	64,302	(13,553)	50,749	—	01/01/2016
Hope Valley Commons	2,439	8,487	485	2,439	8,972	11,411	(1,891)	9,520	—	08/31/2010
I45/Telephone Rd.	678	11,182	647	678	11,829	12,507	(6,584)	5,923	(9,201)	03/20/2008
Independence Plaza I & II	19,351	31,627	2,251	19,351	33,878	53,229	(7,056)	46,173	(15,190)	06/11/2013
Jess Ranch Marketplace	8,750	25,560	631	8,750	26,191	34,941	(4,803)	30,138	—	12/23/2013
Jess Ranch Marketplace Phase III	8,431	21,470	372	8,431	21,842	30,273	(4,035)	26,238	—	12/23/2013
Lakeside Marketplace	6,064	22,989	3,159	6,150	26,062	32,212	(8,861)	23,351	—	08/22/2006
Largo Mall	10,817	40,906	7,231	10,810	48,144	58,954	(17,665)	41,289	—	03/01/2004
Laveen Village Marketplace	1,190	—	5,124	1,006	5,308	6,314	(3,445)	2,869	—	08/15/2003
League City Plaza	1,918	7,592	1,508	2,317	8,701	11,018	(5,407)	5,611	(8,308)	03/20/2008
Leesville Towne Centre	7,183	17,162	1,690	7,223	18,812	26,035	(6,879)	19,156	—	01/30/2004
Lowry Town Center	1,889	23,165	163	3,777	21,440	25,217	(891)	24,326	—	09/14/2016
Madera Village Shopping Center	3,788	13,507	1,391	3,816	14,870	18,686	(4,709)	13,977	—	03/13/2007
Market at Westchase Shopping Center	1,199	5,821	3,652	1,415	9,257	10,672	(6,295)	4,377	—	02/15/1991
Marketplace at Seminole Towne	16,067	53,743	10,687	22,711	57,786	80,497	(17,080)	63,417	—	08/21/2006
Markham West Shopping Center	2,694	10,777	5,330	2,696	16,105	18,801	(9,006)	9,795	—	09/18/1998
Mendenhall Commons	2,655	9,165	1,106	2,677	10,249	12,926	(3,343)	9,583	—	11/13/2008
Menifee Town Center	1,827	7,307	5,664	1,824	12,974	14,798	(5,395)	9,403	—	04/02/2001
Millpond Center	3,155	9,706	2,960	3,161	12,660	15,821	(4,599)	11,222	—	07/28/2005
Monte Vista Village Center	1,485	58	5,904	755	6,692	7,447	(4,291)	3,156	—	12/31/2004
Mueller Regional Retail Center	10,382	56,303	1,373	10,382	57,676	68,058	(10,874)	57,184	(33,045)	10/03/2013
North Creek Plaza	6,915	25,625	4,930	6,954	30,516	37,470	(12,364)	25,106	—	08/19/2004
North Towne Plaza	960	3,928	8,820	879	12,829	13,708	(8,764)	4,944	—	02/15/1990
North Towne Plaza	6,646	99	(5,580)	259	906	1,165	(576)	589	—	04/01/2010
Northbrook Shopping Center	1,629	4,489	3,764	1,713	8,169	9,882	(6,811)	3,071	(9,032)	11/06/1967
Northwoods Shopping Center	1,768	7,071	703	1,772	7,770	9,542	(3,193)	6,349	—	04/04/2002
Nottingham Commons	19,523	2,398	20,133	19,664	22,390	42,054	(1,759)	40,295	—	01/01/2017
Oak Forest Shopping Center	760	2,726	6,798	1,705	8,579	10,284	(6,302)	3,982	(7,509)	12/30/1976
Oak Grove Market Center	5,758	10,508	1,122	5,861	11,527	17,388	(3,532)	13,856	—	06/15/2007
Oracle Crossings	4,614	18,274	29,817	10,582	42,123	52,705	(12,479)	40,226	—	01/22/2007
Oracle Wetmore Shopping Center	24,686	26,878	7,651	13,813	45,402	59,215	(13,613)	45,602	—	01/22/2007

Schedule III

	Initial Cost to Company			Gross Amounts Carried at Close of Period
Description	Land	Building and Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total (1)	Accumulated Depreciation	Total Costs, Net of Accumulated Depreciation	Encumbrances (2)	Date of Acquisition / Construction
Overton Park Plaza	$9,266	$37,789	$14,080	$9,264	$51,871	$61,135	$(20,488)	$40,647	$—	10/24/2003
Palmilla Center	1,258	—	13,235	2,882	11,611	14,493	(7,166)	7,327	—	12/31/2002
Paradise Marketplace	2,153	8,612	(1,805)	1,197	7,763	8,960	(4,561)	4,399	—	07/20/1995
Parliament Square II	2	10	1,183	3	1,192	1,195	(960)	235	—	06/24/2005
Perimeter Village	29,701	42,337	4,483	34,404	42,117	76,521	(13,941)	62,580	(31,316)	07/03/2007
Phillips Crossing	—	1	28,454	872	27,583	28,455	(13,948)	14,507	—	09/30/2009
Phoenix Office Building	1,696	3,255	1,415	1,773	4,593	6,366	(1,920)	4,446	—	01/31/2007
Pike Center	—	40,537	3,174	—	43,711	43,711	(10,299)	33,412	—	08/14/2012
Plantation Centre	3,463	14,821	1,965	3,471	16,778	20,249	(6,208)	14,041	—	08/19/2004
Prospector's Plaza	3,746	14,985	5,742	3,716	20,757	24,473	(8,537)	15,936	—	04/02/2001
Pueblo Anozira Shopping Center	2,750	11,000	5,308	2,768	16,290	19,058	(10,150)	8,908	(14,360)	06/16/1994
Raintree Ranch Center	11,442	595	17,888	10,983	18,942	29,925	(12,030)	17,895	—	03/31/2008
Rancho San Marcos Village	3,533	14,138	5,454	3,887	19,238	23,125	(7,871)	15,254	—	02/26/2003
Rancho Towne & Country	1,161	4,647	785	1,166	5,427	6,593	(3,151)	3,442	—	10/16/1995
Randalls Center/Kings Crossing	3,570	8,147	423	3,585	8,555	12,140	(5,565)	6,575	—	11/13/2008
Red Mountain Gateway	2,166	89	11,782	3,317	10,720	14,037	(5,152)	8,885	—	12/31/2003
Regency Centre	5,616	18,516	3,512	3,581	24,063	27,644	(7,529)	20,115	—	07/28/2006
Reynolds Crossing	4,276	9,186	292	4,276	9,478	13,754	(2,772)	10,982	—	09/14/2006
Richmond Square	1,993	953	13,472	14,512	1,906	16,418	(1,294)	15,124	—	12/31/1996
Ridgeway Trace	26,629	544	23,645	16,100	34,718	50,818	(13,891)	36,927	—	11/09/2006
River Oaks Shopping Center - East	1,354	1,946	338	1,363	2,275	3,638	(1,992)	1,646	—	12/04/1992
River Oaks Shopping Center - West	3,534	17,741	35,470	4,207	52,538	56,745	(27,137)	29,608	—	12/04/1992
River Point at Sheridan	28,898	4,042	16,381	10,659	38,662	49,321	(10,918)	38,403	—	04/01/2010
Roswell Corners	6,136	21,447	3,439	5,835	25,187	31,022	(8,583)	22,439	(3,749)	06/24/2004
Roswell Crossing Shopping Center	7,625	18,573	1,229	7,625	19,802	27,427	(4,904)	22,523	—	07/18/2012
San Marcos Plaza	1,360	5,439	910	1,358	6,351	7,709	(2,671)	5,038	—	04/02/2001
Scottsdale Horizon	—	3,241	39,224	12,914	29,551	42,465	(4,587)	37,878	—	01/22/2007
Scottsdale Waterfront	10,281	40,374	320	32,891	18,084	50,975	(1,142)	49,833	—	08/17/2016
Sea Ranch Centre	11,977	4,219	1,702	11,977	5,921	17,898	(1,394)	16,504	—	03/06/2013
Shoppes at Bears Path	3,252	5,503	1,615	3,290	7,080	10,370	(2,524)	7,846	—	03/13/2007
Shoppes at Memorial Villages	1,417	4,786	9,501	3,332	12,372	15,704	(8,756)	6,948	—	01/11/2012
Shoppes of South Semoran	5,339	9,785	(1,406)	5,672	8,046	13,718	(2,470)	11,248	—	08/31/2007

Schedule III

	Initial Cost to Company			Gross Amounts Carried at Close of Period
Description	Land	Building and Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total (1)	Accumulated Depreciation	Total Costs, Net of Accumulated Depreciation	Encumbrances (2)	Date of Acquisition / Construction
Shops at Kirby Drive	$1,201	$945	$276	$1,202	$1,220	$2,422	$(507)	$1,915	$—	05/27/2008
Shops at Three Corners	6,215	9,303	11,286	10,587	16,217	26,804	(10,806)	15,998	—	12/31/1989
Silver Creek Plaza	3,231	12,924	4,532	3,228	17,459	20,687	(7,485)	13,202	(14,312)	04/02/2001
Six Forks Shopping Center	6,678	26,759	6,471	6,728	33,180	39,908	(14,383)	25,525	—	04/04/2002
Southampton Center	4,337	17,349	3,162	4,333	20,515	24,848	(9,436)	15,412	(19,750)	04/02/2001
Southgate Shopping Center	232	8,389	726	231	9,116	9,347	(5,801)	3,546	(5,438)	03/20/2008
Squaw Peak Plaza	816	3,266	3,472	818	6,736	7,554	(3,841)	3,713	—	12/20/1994
Stella Link Shopping Center	2,830	1,841	122	2,897	1,896	4,793	(1,641)	3,152	—	07/10/1970
Stonehenge Market	4,740	19,001	2,415	4,740	21,416	26,156	(9,402)	16,754	—	04/04/2002
Stony Point Plaza	3,489	13,957	11,400	3,453	25,393	28,846	(11,232)	17,614	(10,832)	04/02/2001
Sunset 19 Shopping Center	5,519	22,076	13,959	5,926	35,628	41,554	(10,219)	31,335	—	10/29/2001
Surf City Crossing	3,220	52	5,100	2,655	5,717	8,372	(2,764)	5,608	—	12/06/2006
Tates Creek Centre	4,802	25,366	1,869	5,766	26,271	32,037	(9,607)	22,430	—	03/01/2004
The Centre at Post Oak	13,731	115	24,782	17,822	20,806	38,628	(13,460)	25,168	—	12/31/1996
The Commons at Dexter Lake	4,946	18,948	3,500	4,988	22,406	27,394	(8,674)	18,720	—	11/13/2008
The Palms at Town & Country	56,833	195,203	429	102,512	149,953	252,465	(8,324)	244,141	—	07/27/2016
The Shoppes at Parkwood Ranch	4,369	52	10,339	2,420	12,340	14,760	(7,303)	7,457	—	12/31/2009
The Westside Center	14,952	10,350	105	14,952	10,455	25,407	(665)	24,742	—	12/22/2015
Thompson Bridge Commons	604	—	625	513	716	1,229	(130)	1,099	—	04/26/2005
Thousand Oaks Shopping Center	2,973	13,142	1,030	2,973	14,172	17,145	(5,457)	11,688	(9,560)	03/20/2008
TJ Maxx Plaza	3,400	19,283	3,900	3,430	23,153	26,583	(8,240)	18,343	—	03/01/2004
Tomball Marketplace	9,616	262	24,702	6,726	27,854	34,580	(11,666)	22,914	—	04/12/2006
Trenton Crossing/North McAllen	9,855	29,133	827	9,855	29,960	39,815	(2,134)	37,681	—	08/31/2015
Tropicana Beltway Center	13,947	42,186	2,094	13,949	44,278	58,227	(15,750)	42,477	—	11/20/2007
Tropicana Marketplace	2,118	8,477	(1,263)	1,206	8,126	9,332	(4,252)	5,080	—	07/24/1995
Valley Shopping Center	4,293	13,736	1,635	8,910	10,754	19,664	(3,467)	16,197	—	04/07/2006
Valley View Shopping Center	1,006	3,980	2,248	1,006	6,228	7,234	(3,697)	3,537	—	11/20/1996
Vizcaya Square Shopping Center	3,044	12,226	2,358	3,044	14,584	17,628	(5,555)	12,073	—	12/18/2002
Wake Forest Crossing II	395	940	2,503	415	3,423	3,838	(48)	3,790	—	06/04/2014
Waterford Village	5,830	—	12,264	3,775	14,319	18,094	(6,656)	11,438	—	06/11/2004
Wellington Green Commons & Pad	16,500	32,489	2,460	16,500	34,949	51,449	(2,609)	48,840	(18,587)	04/20/2015
West Jordan Town Center	4,306	17,776	(1,989)	3,269	16,824	20,093	(7,284)	12,809	—	12/19/2003

Schedule III

	Initial Cost to Company			Gross Amounts Carried at Close of Period
Description	Land	Building and Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total (1)	Accumulated Depreciation	Total Costs, Net of Accumulated Depreciation	Encumbrances (2)	Date of Acquisition / Construction
Westchase Shopping Center	$3,085	$7,920	$13,586	$3,189	$21,402	$24,591	$(13,221)	$11,370	$—	08/29/1978
Westhill Village Shopping Center	408	3,002	6,720	437	9,693	10,130	(5,621)	4,509	—	05/01/1958
Westland Fair	27,562	10,506	(7,267)	12,220	18,581	30,801	(10,027)	20,774	—	12/29/2000
Westminster Center	11,215	44,871	8,832	11,204	53,714	64,918	(24,301)	40,617	(47,250)	04/02/2001
Winter Park Corners	2,159	8,636	2,057	2,189	10,663	12,852	(4,552)	8,300	—	09/06/2001
	956,026	2,409,874	857,210	1,043,996	3,179,114	4,223,110	(1,131,628)	3,091,482	(360,110)
New Development:
West Alex	42,163	2,669	31,181	44,420	31,593	76,013	—	76,013	—	11/01/2016
The Whittaker	5,237	19,395	1,518	5,366	20,784	26,150	(116)	26,034	—	03/24/2017
	47,400	22,064	32,699	49,786	52,377	102,163	(116)	102,047	—
Miscellaneous (not to exceed 5% of total)	136,434	10,310	26,842	92,430	81,156	173,586	(34,382)	139,204	—
Total of Portfolio	$1,139,860	$2,442,248	$916,751	$1,186,212	$3,312,647	$4,498,859	$(1,166,126)	$3,332,733	$(360,110)
___________________

(1)	The book value of our net fixed asset exceeds the tax basis by approximately $193.4 million at December 31, 2017.

(2)
Encumbrances do not include $50.9 million outstanding under fixed-rate mortgage debt associated with tenancy-in-common arrangements and properties held for sale, $4.0 million of non-cash debt related items and $(1.3) million of deferred debt costs.

Depreciation is computed using the straight-line method, generally over estimated useful lives of 18-40 years for buildings and 10-20 years for parking lot surfacing and equipment. Tenant and leasehold improvements are depreciated over the remaining life of the lease or the useful life whichever is shorter.
The changes in total cost of the properties were as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Balance at beginning of year	$4,789,145	$4,262,959	$4,076,094
Additions at cost	137,462	654,513	319,789
Retirements or sales	(334,105)	(126,666)	(79,608)
Property held for sale	(78,721)	(1,563)	(53,163)
Impairment loss	(14,922)	(98)	(153)
Balance at end of year	$4,498,859	$4,789,145	$4,262,959

Schedule III

The changes in accumulated depreciation were as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Balance at beginning of year	$1,184,546	$1,087,642	$1,028,619
Additions at cost	132,900	131,120	120,426
Retirements or sales	(127,391)	(33,132)	(42,603)
Property held for sale	(23,929)	(1,084)	(18,800)
Balance at end of year	$1,166,126	$1,184,546	$1,087,642

Schedule IV
WEINGARTEN REALTY INVESTORS
MORTGAGE LOANS ON REAL ESTATE
DECEMBER 31, 2017
(Amounts in thousands)

	State	Interest Rate	Final Maturity Date	Periodic Payment Terms	Face Amount of Mortgages	Carrying Amount of Mortgages (1)
Shopping Centers:
First Mortgages:
College Park Realty Company	NV	7.00%	10/31/2053	At Maturity	$3,410	$3,410
Total Mortgage Loans on Real Estate					$3,410	$3,410
___________________

(1)
The aggregate cost at December 31, 2017 for federal income tax purposes is $3.4 million, and there are no prior liens to be disclosed. As this is an interest only mortgage loan, there have been no changes in its carrying amount for each year ended December 31, 2017, 2016 and 2015.