Form 10-Q
period 2018-03-31
WEINGARTEN REALTY INVESTORS /TX/
filed 2018-05-02
CIK 828916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2018
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES☐ NO☒
As of April 27, 2018, there were 128,149,024 common shares of beneficial interest of Weingarten Realty Investors, $.03 par value, outstanding.

PART I-FINANCIAL INFORMATION
ITEM 1. Financial Statements
WEINGARTEN REALTY INVESTORS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2018	2017
Revenues:
Rentals, net	$128,729	$140,818
Other	3,723	2,845
Total	132,452	143,663
Expenses:
Depreciation and amortization	38,095	42,449
Operating	23,270	29,910
Real estate taxes, net	17,639	17,517
Impairment loss	—	14,986
General and administrative	5,595	7,384
Total	84,599	112,246
Operating Income	47,853	31,417
Interest Expense, net	(14,672)	(21,082)
Interest and Other Income / Expense	1,533	1,622
(Provision) Benefit for Income Taxes	(783)	3,359
Equity in Earnings of Real Estate Joint Ventures and Partnerships, net	5,993	5,317
Income from Continuing Operations	39,924	20,633
Gain on Sale of Property	109,045	15,763
Net Income	148,969	36,396
Less: Net Income Attributable to Noncontrolling Interests	(2,145)	(5,570)
Net Income Attributable to Common Shareholders	$146,824	$30,826
Earnings Per Common Share - Basic:
Net income attributable to common shareholders	$1.15	$.24
Earnings Per Common Share - Diluted:
Net income attributable to common shareholders	$1.13	$.24
See Notes to Condensed Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2018	2017
Net Income	$148,969	$36,396
Cumulative effect adjustment of new accounting standards (see Note 2)	(1,541)	—
Other Comprehensive (Loss) Income:
Net unrealized gain on investments, net of taxes	—	298
Net unrealized gain on derivatives	1,379	389
Reclassification adjustment of derivatives and designated hedges into net income	(3,633)	139
Retirement liability adjustment	271	377
Total	(1,983)	1,203
Comprehensive Income	145,445	37,599
Comprehensive Income Attributable to Noncontrolling Interests	(2,145)	(5,570)
Comprehensive Income Adjusted for Noncontrolling Interests	$143,300	$32,029
See Notes to Condensed Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share amounts)

	March 31, 2018	December 31, 2017
ASSETS
Property	$4,365,670	$4,498,859
Accumulated Depreciation	(1,140,653)	(1,166,126)
Property Held for Sale, net	—	54,792
Property, net *	3,225,017	3,387,525
Investment in Real Estate Joint Ventures and Partnerships, net	323,590	317,763
Total	3,548,607	3,705,288
Unamortized Lease Costs, net	172,852	181,047
Accrued Rent, Accrued Contract Receivables and Accounts Receivable (net of allowance for doubtful accounts of $9,014 in 2018 and $7,516 in 2017) *	87,091	104,357
Cash and Cash Equivalents *	88,238	13,219
Restricted Deposits and Mortgage Escrows	7,395	8,115
Other, net	204,983	184,613
Total Assets	$4,109,166	$4,196,639
LIABILITIES AND EQUITY
Debt, net *	$1,928,570	$2,081,152
Accounts Payable and Accrued Expenses	88,024	116,463
Other, net	186,229	189,182
Total Liabilities	2,202,823	2,386,797
Commitments and Contingencies	—	—
Equity:
Shareholders’ Equity:
Common Shares of Beneficial Interest - par value, $.03 per share; shares authorized: 275,000; shares issued and outstanding: 128,405 in 2018 and 128,447 in 2017	3,895	3,897
Additional Paid-In Capital	1,769,306	1,772,066
Net Income Less Than Accumulated Dividends	(35,580)	(137,065)
Accumulated Other Comprehensive Loss	(9,694)	(6,170)
Total Shareholders’ Equity	1,727,927	1,632,728
Noncontrolling Interests	178,416	177,114
Total Equity	1,906,343	1,809,842
Total Liabilities and Equity	$4,109,166	$4,196,639
* Consolidated variable interest entities' assets and debt included in the above balances (see Note 15):
Property, net	$205,484	$207,969
Accrued Rent, Accrued Contract Receivables and Accounts Receivable, net	10,324	12,011
Cash and Cash Equivalents	8,754	9,025
Debt, net	46,030	46,253
See Notes to Condensed Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2018	2017
Cash Flows from Operating Activities:
Net Income	$148,969	$36,396
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,095	42,449
Amortization of debt deferred costs and intangibles, net	781	768
Impairment loss	—	14,986
Equity in earnings of real estate joint ventures and partnerships, net	(5,993)	(5,317)
Gain on sale of property	(109,045)	(15,763)
Distributions of income from real estate joint ventures and partnerships	4,115	3,253
Changes in accrued rent, accrued contract receivables and accounts receivable, net	13,821	2,716
Changes in unamortized lease costs and other assets, net	(2,469)	(6,154)
Changes in accounts payable, accrued expenses and other liabilities, net	(26,860)	(21,615)
Other, net	(2,042)	2,215
Net cash provided by operating activities	59,372	53,934
Cash Flows from Investing Activities:
Acquisition of real estate and land	(1,265)	(610)
Development and capital improvements	(29,041)	(51,779)
Proceeds from sale of property and real estate equity investments	255,828	52,794
Real estate joint ventures and partnerships - Investments	(5,987)	(198)
Real estate joint ventures and partnerships - Distribution of capital	1,690	1,896
Purchase of investments	—	(2,491)
Proceeds from investments	250	3,500
Other, net	4,417	607
Net cash provided by investing activities	225,892	3,719
Cash Flows from Financing Activities:
Principal payments of debt	(151,931)	(19,441)
Changes in unsecured credit facilities	—	(14,100)
Proceeds from issuance of common shares of beneficial interest, net	914	877
Repurchase of common shares of beneficial interest, net	(8,108)	—
Common share dividends paid	(50,836)	(49,404)
Debt issuance and extinguishment costs paid	(782)	(153)
Distributions to noncontrolling interests	(884)	(8,651)
Contributions from noncontrolling interests	41	—
Other, net	621	(1,146)
Net cash used in financing activities	(210,965)	(92,018)
Net increase (decrease) in cash, cash equivalents and restricted cash equivalents	74,299	(34,365)
Cash, cash equivalents and restricted cash equivalents at January 1	21,334	41,279
Cash, cash equivalents and restricted cash equivalents at March 31	$95,633	$6,914
Interest paid during the period (net of amount capitalized of $1,440 and $823, respectively)	$21,710	$24,138
See Notes to Condensed Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, except per share amounts)

	Common Shares of Beneficial Interest	Additional Paid-In Capital	Net Income Less Than Accumulated Dividends	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance, January 1, 2017	$3,885	$1,718,101	$(177,647)	$(9,161)	$181,718	$1,716,896
Net income			30,826		5,570	36,396
Shares issued under benefit plans, net	10	5,655				5,665
Change in classification of deferred compensation plan		45,377				45,377
Change in redemption value of deferred compensation plan			(619)			(619)
Dividends paid – common shares (1)			(49,404)			(49,404)
Distributions to noncontrolling interests					(8,651)	(8,651)
Other comprehensive income				1,203		1,203
Balance, March 31, 2017	$3,895	$1,769,133	$(196,844)	$(7,958)	$178,637	$1,746,863
Balance, January 1, 2018	$3,897	$1,772,066	$(137,065)	$(6,170)	$177,114	$1,809,842
Net income			146,824		2,145	148,969
Shares repurchased and cancelled	(9)	(8,099)				(8,108)
Shares issued under benefit plans, net	7	5,339				5,346
Cumulative effect adjustment of new accounting standards (see Note 2)			5,497	(1,541)		3,956
Dividends paid – common shares (1)			(50,836)			(50,836)
Distributions to noncontrolling interests					(884)	(884)
Contributions from noncontrolling interests					41	41
Other comprehensive loss				(1,983)		(1,983)
Balance, March 31, 2018	$3,895	$1,769,306	$(35,580)	$(9,694)	$178,416	$1,906,343
_______________

(1)	Common dividend per share was $.395 and $.385 for the three months ended March 31, 2018 and 2017, respectively.

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
We operate a portfolio of neighborhood and community shopping centers, totaling approximately 39.5 million square feet of gross leaseable area, that is either owned by us or others. We have a diversified tenant base, with our largest tenant comprising only 2.7% of base minimum rental revenues during the first three months of 2018. Total revenues generated by our centers located in Houston and its surrounding areas was 19.2% of total revenue for the three months ended March 31, 2018, and an additional 9.0% of total revenue was generated during this period from centers that are located in other parts of Texas. Also, in Florida and California, an additional 18.5% and 16.8%, respectively, of total revenue was generated in during the first three months of 2018.
Basis of Presentation
Our condensed consolidated financial statements include the accounts of our subsidiaries, certain partially owned real estate joint ventures or partnerships and variable interest entities (“VIEs”) which meet the guidelines for consolidation. All intercompany balances and transactions have been eliminated.
The condensed consolidated financial statements included in this report are unaudited; however, amounts presented in the condensed consolidated balance sheet as of December 31, 2017 are derived from our audited financial statements at that date. In our opinion, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year.
The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q and certain information included in our annual financial statements and notes thereto has been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and related notes for the year ended December 31, 2017.
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
Revenue Recognition
Rentals, net
Rental revenue is generally recognized on a straight-line basis over the term of the lease, which generally begins the date the tenant takes control of the space. Revenue from tenant reimbursements of taxes, maintenance expenses and insurance is subject to our interpretation of lease provisions and is recognized in the period the related expense is recognized. Both of these revenues have been recognized under Accounting Standards Codification No. 840, “Leases.” Revenue based on a percentage of tenants’ sales is recognized only after the tenant exceeds their sales breakpoint. In circumstances where we provide a tenant improvement allowance for improvements that are owned by the tenant, we recognize the allowance as a reduction of rental revenue on a straight-line basis over the term of the lease.
Other
Other revenue consists of both customer contract revenue and income from contractual agreements with third parties, tenants or partially owned real estate joint ventures or partnerships, which do not meet the definition of a lease or a customer contract. Revenues which do not meet the definition of a lease or customer contract are recognized as the related services are performed under the respective agreements.

We have identified primarily three types of customer contract revenue; (1) management contracts with partially-owned real estate joint ventures or partnerships or third parties, (2) licensing and occupancy agreements and (3) certain non-tenant contracts. At contract inception, we assess the services provided in these contracts and identify any performance obligations that are distinct. To identify the performance obligation, we consider all services whether explicitly stated or implied by customary business practices. We have identified the following substantive services, which may or may not be included in each contract type, that represent performance obligations:

Contract Type	Performance Obligation Description	Elements of Performance Obligations	Payment Timing
Management Agreements	• Management and asset management services • Construction and development services • Marketing fees	• Over time • Right to invoice • Long-term contracts	Typically monthly or quarterly
	• Leasing and legal preparation services • Sales commissions	• Point in time • Long-term contracts
Licensing and Occupancy Agreements	• Rent of non-specific space	• Over time • Right to invoice • Short-term contracts	Typically monthly
	• Set-up services	• Point in time • Right to invoice
Non-tenant Contracts	• Placement of miscellaneous items at our centers that do not qualify as a lease, i.e. advertisements, trash bins, etc.	• Point in time • Long-term contracts	Typically monthly
	• Set-up services	• Point in time • Right to invoice
We also assess collectability of the customer contract revenue prior to recognition. None of these customer contracts include a significant financing component. Customer contract revenue for the three months ended March 31, 2018 does not include any amounts that were from obligations satisfied (or partially satisfied) in prior periods, or was a contract liability at January 1, 2018.
Accrued Rent, Accrued Contract Receivables and Accounts Receivable, net
Receivables include base rents, tenant reimbursements, amounts billed and currently due from customer contracts and receivables attributable to straight-line rental commitments. Accrued contract receivables includes amounts due from customers for contracts that do not qualify as a lease in which we earned the right to the consideration through the satisfaction of the performance obligation, but before the customer pays consideration or before payment is due. An allowance for the uncollectible portion of accrued rents and accounts receivable is determined based upon an analysis of balances outstanding, historical bad debt levels, tenant creditworthiness and current economic trends. Additionally, estimates of the expected recovery of pre-petition and post-petition claims with respect to tenants in bankruptcy are considered in assessing the collectability of the related receivables. Management’s estimate of the collectability of accrued rents and accounts receivable is based on the best information available to management at the time of evaluation.
Sales of Real Estate
Sales of real estate include the sale of tracts of land within a shopping center development, property adjacent to shopping centers, operating properties, newly developed properties, investments in real estate joint ventures and partnerships and partial sales to real estate joint ventures and partnerships in which we participate.
These sales primarily fall under two types of contracts (1) sales of nonfinancial assets and (2) sales of investments in real estate joint ventures and partnerships. We review the sale contract to determine appropriate accounting guidance. Profits on sales of real estate are primarily not recognized until (a) a contract exists including: each party’s rights are identifiable along with the payment terms, the contract has commercial substance and the collection of consideration is probable; and (b) the performance obligation to transfer control of the asset has occurred; including transfer to the buyer of the usual risks and rewards of ownership.
We recognize gains on the sale of real estate to joint ventures and partnerships in which we participate to the extent we receive cash from the joint venture or partnership, if it meets the sales criteria in accordance with GAAP.

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
Accrued contract receivables are reviewed for impairment based on changes in events or circumstances effecting our customers that may indicate that the carrying value of the asset may not be recoverable. An impairment charge will be recorded if we determine that the decline in the asset value is other than temporary or recovery of the cost basis is uncertain. Factors to be considered include current economic trends such as bankruptcy and market conditions affecting our investments in partially owned real estate joint ventures and partnerships.
Restricted Deposits and Mortgage Escrows
Restricted deposits and mortgage escrows consist of escrow deposits held by lenders primarily for property taxes, insurance and replacement reserves and restricted deposits that are held for a specific use or in a qualified escrow account for the purposes of completing like-kind exchange transactions.
Our restricted deposits and mortgage escrows consist of the following (in thousands):

	March 31, 2018	December 31, 2017
Restricted deposits	$6,474	$6,291
Mortgage escrows	921	1,824
Total	$7,395	$8,115

Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component consists of the following (in thousands):

	Gain on Investments	Gain on Cash Flow Hedges		Defined Benefit Pension Plan-Actuarial Loss		Total
Balance, December 31, 2017	$(1,541)	$(7,424)		$15,135		$6,170
Cumulative effect adjustment of accounting standards (see Note 2)	1,541					1,541
Change excluding amounts reclassified from accumulated other comprehensive loss		(1,379)				(1,379)
Amounts reclassified from accumulated other comprehensive loss		3,633	(1)	(271)	(2)	3,362
Net other comprehensive loss (income)	—	2,254		(271)		1,983
Balance, March 31, 2018	$—	$(5,170)		$14,864		$9,694
	Gain on Investments	Gain on Cash Flow Hedges		Defined Benefit Pension Plan-Actuarial Loss		Total
Balance, December 31, 2016	$(964)	$(6,403)		$16,528		$9,161
Change excluding amounts reclassified from accumulated other comprehensive loss	(298)	(389)				(687)
Amounts reclassified from accumulated other comprehensive loss		(139)	(1)	(377)	(2)	(516)
Net other comprehensive income	(298)	(528)		(377)		(1,203)
Balance, March 31, 2017	$(1,262)	$(6,931)		$16,151		$7,958
_______________
(1)    This reclassification component is included in interest expense (see Note 6 for additional information).
(2)    This reclassification component is included in the computation of net periodic benefit cost (see Note 12 for additional information).
Retrospective Application of Accounting Standard Update
The retrospective application of adopting Accounting Standard Update ("ASU") No. 2017-07, "Improving the Presentation of Net Periodic Pensions Cost and Net Periodic Postretirement Benefit Cost" on prior year's Condensed Consolidated Statements of Operations was made to conform to the current year presentation (see Note 2 for additional information). Also, the retrospective application of adopting ASU No. 2016-15, "Classification of Certain Cash Receipts and Cash Payments" and ASU No. 2016-18, "Restricted Cash" as of December 31, 2017 on prior year's Condensed Consolidated Statement of Cash Flows was made to conform to the current year presentation. The adoption of these ASUs in the Condensed Consolidated Statement of Cash Flow for the three months ended March 31, 2017, resulted in a retrospective reclassification of $2.7 million from cash flows from investing activities to cash flows from operating activities, and cash flows from investing activities no longer reflect the change in restricted deposits and mortgage escrows totaling $21.9 million.

Note 2. Newly Issued Accounting Pronouncements
Adopted
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, "Revenue from Contracts with Customers." This ASU's core objective is for an entity to recognize revenue based on the consideration it expects to receive in exchange for goods or services. Additionally, this ASU requires entities to use a single model in accounting for revenues derived from contracts with customers. ASU No. 2014-09 replaces prior guidance regarding the recognition of revenue from sales of real estate, except for revenue from sales that are part of a sale-leaseback transaction. The provisions of ASU No. 2014-09, as amended in subsequently issued amendments, were effective for us on January 1, 2018. We adopted this guidance as of January 1, 2018 and applied it on a modified retrospective approach upon adoption.
The adoption resulted in the identification of primarily three types of customer contracts: (1) management contracts with partially owned real estate joint ventures or partnerships or third parties, (2) licensing and occupancy agreements and (3) certain non-tenant contracts. We will continue to recognize these fees as we currently do with the exception of the timing associated with the performance obligation in our management contracts related to leasing and lease preparation related services. Upon adoption, we recognized the cumulative effect for these fees which has increased retained earnings and accrued rent, accrued contract receivables and accounts receivable, net by $.3 million, respectively. In addition, we evaluated controls around the implementation of this ASU and have concluded there was no significant impact on our control structure. We have included our customer contract revenues under the caption Other revenues in the Condensed Consolidated Statements of Operations and have expanded our disclosures related to this ASU in Note 1.
In January 2016, the FASB issued ASU No. 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities." This ASU will require equity investments, excluding those investments accounted for under the equity method of accounting or those that result in consolidation of the investee, to be measured at fair value with the changes in fair value recognized in net income; will simplify the impairment assessment of those investments; will eliminate the disclosure of the method(s) and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost and change the fair value calculation for those investments; will change the disclosure in other comprehensive income for financial liabilities that are measured at fair value in accordance with the fair value options for financial instruments; and will clarify that a deferred asset related to available-for-sale securities should be included in an entity's evaluation for a valuation allowance. The provisions of ASU No. 2016-01 were effective for us as of January 1, 2018 and are required to be applied on a modified retrospective approach. Upon adoption, we recognized the cumulative effect for the fair value of equity investments which has increased retained earnings and accumulated other comprehensive loss each by $1.5 million and includes the effects of ASU No. 2018-02, "Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income."
In February 2017, the FASB issued ASU No. 2017-05, "Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets." The ASU clarifies that a financial asset is within the scope of Subtopic 610-20 if it meets the definition, as amended, of an in substance nonfinancial asset. If substantially all of the fair value of assets that are promised to a counterparty in a contract is concentrated in nonfinancial assets, then all of the financial assets promised to the counterparty are in substance nonfinancial assets within the scope of Subtopic 610-20, including a parent transferring control of a nonfinancial asset through a transfer of ownership interests of a consolidated subsidiary. The provisions of ASU No. 2017-05 were effective for us as of January 1, 2018 and depending on the contract type may be recorded on a retrospective or modified retrospective approach. As a result of our contract analysis under ASU 2014-09, the majority of our contracts relate to property sales to be accounted for under this ASU and could result in future gains being recognized sooner. Upon adoption, we applied the modified retrospective approach for all contract types and for contracts considered not completed. We recognized the cumulative effect for in substance nonfinancial assets in which gains would have been realized and have increased each of retained earnings and other assets by $3.6 million at January 1, 2018.

In March 2017, the FASB issued ASU No. 2017-07, "Improving the Presentation of Net Periodic Pensions Cost and Net Periodic Postretirement Benefit Cost." The ASU requires the service cost component to be reported as compensation costs arising from services rendered by pertinent employees during the period. The other components of net periodic benefit cost are required to be presented in the income statement separately from the service cost component and outside income from operations. Additionally, only the service cost component will be eligible for capitalization when applicable. The provisions of ASU No. 2017-07 were effective for us as of January 1, 2018 on a retrospective basis for the presentation within the income statement and prospectively for the capitalization of costs. The adoption of this ASU did not have a material impact to our consolidated financial statements. We have elected to use the practical expedient in determining estimates for applying the retrospective presentation requirements. For the three months ended March 31, 2017, net periodic benefit cost, excluding the service cost component, of $.1 million, was included in Interest and Other Income/Expense in our Condensed Consolidated Statements of Operations. For the year ended December 31, 2017, net periodic benefit cost, excluding the service cost component, was $.4 million.
In August 2017, the FASB issued ASU No. 2017-12, "Derivatives and Hedging - Targeted Improvements to Accounting for Hedging Activities." The ASU amends current hedge accounting recognition and presentation requirements. Items focused on include: alignment of an entity’s risk management activities and its financial reporting for hedging relationships, the use of hedge accounting for risk components in hedging relationships involving nonfinancial risk and interest rate risk, updates for designating fair value hedges of interest rate risk and measuring the related change in fair value of the hedged item, alignment of the recognition and presentation of the effects of the hedging instrument and the hedged item, and permits an entity to exclude certain amounts related to currency swaps. Lastly, the ASU also provides additional relief on effectiveness testing methods and disclosures. The provisions of ASU No. 2017-12 are effective for us as of January 1, 2019, and early adoption is permitted. We have adopted this ASU as of January 1, 2018, which required the modified retrospective transition method upon adoption. The adoption of this ASU did not have a material impact to our consolidated financial statements.
In February 2018, the FASB issued ASU No. 2018-02, "Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." ASU No. 2018-02 allows for the reclassification of the stranded tax effects resulting from the Tax Cuts and Jobs Act to retained earnings. The provisions of ASU No. 2018-02 are effective for us as of January 1, 2019, may be applied either at the beginning of the period of adoption or retrospectively, and early adoption is permitted. We adopted this ASU along with the adoption of ASU No. 2016-01 on January 1, 2018.
Not Yet Adopted
In February 2016, the FASB issued ASU No. 2016-02, "Leases." The ASU sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The ASU requires lessees to adopt a right-of-use asset approach that will bring substantially all leases onto the balance sheet, with the exception of short-term leases. The subsequent accounting for this right-of-use asset will be based on a dual-model approach, under which the lease will be classified as either a finance or an operating lease. The lessor accounting model under this ASU is similar to current guidance, but certain underlying principles in the lessor model have been aligned with the new revenue recognition standard. This ASU was further updated by ASU 2018-01, "Land Easement Practical Expedient for Transition for Topic 842." The provisions of these ASUs are effective for us as of January 1, 2019, are required to be applied on a modified retrospective approach and early adoption is permitted.
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
We are in the process of evaluating the impact to our 5,200 lessor leases and other lessee leases, if any, that the adoption of this ASU will have on our consolidated financial statements. Within our lessor leases, we are entitled to receive tenant reimbursements for operating expenses such as real estate taxes, insurance and common area maintenance (“CAM”). Currently upon adoption of this ASU, CAM reimbursement revenue will be accounted for in accordance with Topic 606 (ASU No. 2014-09 as discussed above). We have currently identified some areas we believe may be impacted by this ASU. These include:

•
The bifurcation of lease arrangements in which contractual amounts due are on a gross basis and the amount under contract is not allocated between rental and expense reimbursements, such as real estate taxes and insurance. This process would be based on the underlying fair values of these items.

•
We have ground lease agreements in which we are the lessee for land underneath all or a portion of 13 centers and three administrative office leases that we account for as operating leases. Rental expense associated with these operating leases for the three months ended March 31, 2018 and 2017 was $.7 million and $.8 million, respectively. We have one capital lease in which we are the lessee of two centers with a $21 million lease obligation. We will record any rights and obligations under these leases as an asset and liability at fair value in our consolidated balance sheets.

•
Determination of costs to be capitalized associated with leases. This ASU will limit the capitalization associated with certain costs, primarily certain internally-generated leasing and legal costs, of which we capitalized internal costs of $2.5 million for the three months ended March 31, 2018, and $10.8 million for the year ended December 31, 2017. We believe we will be able to continue to capitalize internal leasing commissions that are a direct result of obtaining a lease.

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
Note 3. Property
Our property consists of the following (in thousands):

	March 31, 2018	December 31, 2017
Land	$991,321	$1,068,022
Land held for development	66,949	69,205
Land under development	49,000	48,985
Buildings and improvements	3,151,367	3,232,074
Construction in-progress	107,033	80,573
Total	$4,365,670	$4,498,859
During the three months ended March 31, 2018, we sold six centers and other property. Aggregate gross sales proceeds from these transactions approximated $260.7 million and generated gains of approximately $109.0 million. Also, during the three months ended March 31, 2018, we invested $22.6 million in new development projects.
At March 31, 2018, no property was classified as held for sale. At December 31, 2017, three centers, totaling $78.7 million before accumulated depreciation, were classified as held for sale. None of these centers qualified to be reported in discontinued operations.

Note 4. Investment in Real Estate Joint Ventures and Partnerships
We own interests in real estate joint ventures or limited partnerships and have tenancy-in-common interests in which we exercise significant influence, but do not have financial and operating control. We account for these investments using the equity method, and our interests ranged for the periods presented from 20% to 90% in 2018 and 2017. Combined condensed financial information of these ventures (at 100%) is summarized as follows (in thousands):

	March 31, 2018	December 31, 2017
Combined Condensed Balance Sheets
ASSETS
Property	$1,244,419	$1,241,004
Accumulated depreciation	(290,227)	(285,033)
Property, net	954,192	955,971
Other assets, net	112,772	115,743
Total Assets	$1,066,964	$1,071,714
LIABILITIES AND EQUITY
Debt, net (primarily mortgages payable)	$286,259	$298,124
Amounts payable to Weingarten Realty Investors and Affiliates	12,005	12,017
Other liabilities, net	23,320	24,759
Total Liabilities	321,584	334,900
Equity	745,380	736,814
Total Liabilities and Equity	$1,066,964	$1,071,714

	Three Months Ended March 31,
	2018	2017
Combined Condensed Statements of Operations
Revenues, net	$33,886	$34,738
Expenses:
Depreciation and amortization	8,043	9,013
Interest, net	3,524	2,967
Operating	6,428	6,118
Real estate taxes, net	4,942	4,268
General and administrative	225	368
Provision for income taxes	36	7
Total	23,198	22,741
Gain on dispositions	3,533	—
Net income	$14,221	$11,997
Our investment in real estate joint ventures and partnerships, as reported in our Condensed Consolidated Balance Sheets, differs from our proportionate share of the entities' underlying net assets due to basis differences, which arose upon the transfer of assets to the joint ventures. The net positive basis differences, which totaled $3.4 million and $2.2 million at March 31, 2018 and December 31, 2017, respectively, are generally amortized over the useful lives of the related assets.
Fees earned by us for the management of these real estate joint ventures and partnerships included in Other Revenue totaled $1.5 million for both the three months ended March 31, 2018 and 2017.

For the three months ended March 31, 2018, there was a partial sale of a center for gross sales proceeds of approximately $11.7 million, of which our share of the gain, included in equity earnings in real estate joint ventures and partnerships, totaled $2.4 million.
During 2017, two centers were sold with aggregate gross sales proceeds of approximately $19.6 million, of which our share of the gain, included in equity earnings in real estate joint ventures and partnerships, totaled $6.2 million. In June 2017, a venture acquired land with a gross purchase price of $23.5 million for a mixed-use development project, and we simultaneously increased our ownership interest to 90% (See Note 15 for additional information).
Note 5. Debt
Our debt consists of the following (in thousands):

	March 31, 2018	December 31, 2017
Debt payable, net to 2038 (1)	$1,843,425	$1,996,007
Debt service guaranty liability	64,145	64,145
Obligations under capital leases	21,000	21,000
Total	$1,928,570	$2,081,152
_______________

(1)	At March 31, 2018, interest rates ranged from 2.6% to 7.0% at a weighted average rate of 4.0%. At December 31, 2017, interest rates ranged from 2.6% to 7.9% at a weighted average rate of 4.0%.
The allocation of total debt between fixed and variable-rate as well as between secured and unsecured is summarized below (in thousands):

	March 31, 2018	December 31, 2017
As to interest rate (including the effects of interest rate contracts):
Fixed-rate debt	$1,910,741	$2,063,263
Variable-rate debt	17,829	17,889
Total	$1,928,570	$2,081,152
As to collateralization:
Unsecured debt	$1,554,955	$1,667,462
Secured debt	373,615	413,690
Total	$1,928,570	$2,081,152
We maintain a $500 million unsecured revolving credit facility, which was amended and extended on March 30, 2016. This facility expires in March 2020, provides for two consecutive six-month extensions upon our request, and borrowing rates that float at a margin over LIBOR plus a facility fee. At both March 31, 2018 and December 31, 2017, the borrowing margin and facility fee, which are priced off a grid that is tied to our senior unsecured credit ratings, were 90 and 15 basis points, respectively. The facility also contains a competitive bid feature that allows us to request bids for up to $250 million. Additionally, an accordion feature allows us to increase the facility amount up to $850 million.
Additionally, we have a $10 million unsecured short-term facility, which was amended and extended on March 27, 2018, that we maintain for cash management purposes, which matures in March 2019. At both March 31, 2018 and December 31, 2017, the facility provided for fixed interest rate loans at a 30-day LIBOR rate plus a borrowing margin, facility fee and an unused facility fee of 125, 10, and 5 basis points, respectively.

The following table discloses certain information regarding our unsecured notes payable under our credit facilities (in thousands, except percentages):

	March 31, 2018	December 31, 2017
Unsecured revolving credit facility:
Balance outstanding	$—	$—
Available balance	497,946	493,610
Letters of credit outstanding under facility	2,054	6,390
Variable interest rate (excluding facility fee)	—%	—%
Unsecured short-term facility:
Balance outstanding	$—	$—
Variable interest rate (excluding facility fee)	—%	—%
Both facilities:
Maximum balance outstanding during the period	$—	$245,000
Weighted average balance	—	133,386
Year-to-date weighted average interest rate (excluding facility fee)	—%	1.8%
Related to a development project in Sheridan, Colorado, we have provided a guaranty for the payment of any debt service shortfalls until a coverage rate of 1.4x is met on tax increment revenue bonds issued in connection with the project. The bonds are to be repaid with incremental sales and property taxes and a public improvement fee (“PIF”) to be assessed on current and future retail sales and, to the extent necessary, any amounts we may have to provide under a guaranty. The incremental taxes and PIF are to remain intact until the earlier of the date the bond liability has been paid in full or 2040. Therefore, a debt service guaranty liability equal to the fair value of the amounts funded under the bonds was recorded. As of both March 31, 2018 and December 31, 2017, we had $64.1 million outstanding for the debt service guaranty liability.
During March 2018, we prepaid $100 million of our $200 million unsecured variable-rate term loan, swapped to a fixed rate of 2.5%, and terminated the associated interest rate swap contracts (see Note 6 for additional information). Additionally during the three months ended March 31, 2018, we paid at par $50.3 million of outstanding debt. These transactions resulted in a net gain upon their extinguishment of $.4 million. Subsequent to March 31, 2018, we prepaid, without penalty, the remaining $100 million of our $200 million unsecured term loan and repurchased $.6 million in other outstanding debt.
Various leases and properties, and current and future rentals from those leases and properties, collateralize certain debt. At March 31, 2018 and December 31, 2017, the carrying value of such assets aggregated $.6 billion and $.7 billion, respectively. Additionally, investments of $4.5 million are held as collateral for letters of credit totaling $4.3 million.

Scheduled principal payments on our debt (excluding $21.0 million of certain capital leases, $(5.2) million net premium/(discount) on debt, $(7.8) million of deferred debt costs, $2.0 million of non-cash debt-related items, and $64.1 million debt service guaranty liability) are due during the following years (in thousands):

2018 remaining	$110,270
2019	54,508
2020	104,450
2021	17,553
2022	307,314
2023	305,694
2024	252,154
2025	293,807
2026	277,291
2027	38,288
Thereafter	93,024
Total	$1,854,353
Our various debt agreements contain restrictive covenants, including minimum interest and fixed charge coverage ratios, minimum unencumbered interest coverage ratios, minimum net worth requirements and maximum total debt levels. We are not aware of any non-compliance with our public debt and revolving credit facility covenants as of March 31, 2018.
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
Cash Flow Hedges
As of March 31, 2018, we had no remaining active interest rate swap contracts. During the three months ended March 31, 2018, associated with the prepayment of an unsecured note, we terminated three interest rate swap contracts that had an aggregate notional amount of $200 million, and we recognized a $3.4 million gain due to the probability that the related hedged forecasted transactions would no longer occur.

As of December 31, 2017, we had three interest rate swap contracts, maturing through March 1, 2020, with an aggregate notional amount of $200 million that were designated as cash flow hedges and fixed the LIBOR component of the interest rates at 1.5%.
As of March 31, 2018 and December 31, 2017, the net gain balance in accumulated other comprehensive loss relating to previously terminated cash flow interest rate swap contracts was $5.2 million and $7.4 million, respectively, which will be reclassified to net interest expense as interest payments are made on the originally hedged debt. Within the next 12 months, approximately $.9 million in accumulated other comprehensive loss is expected to be reclassified as a reduction to interest expense related to our interest rate contracts.
A summary of cash flow interest rate swap contract hedging activity is as follows (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of (Gain) Loss Recognized in Other Comprehensive Income (Loss) on Derivative	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income as a Result That a Forecasted Transaction is No Longer Probable of Occurring	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income as a Result That a Forecasted Transaction is No Longer Probable of Occurring	Total Amount of Interest Expense, net Presented in the Condensed Consolidated Statement of Operations
Three Months Ended March 31, 2018	$(1,379)	Interest expense, net	$243	Interest expense, net	$3,390	(14,672)
Three Months Ended March 31, 2017	(389)	Interest expense, net	(139)	Interest expense, net	—	(21,082)
Note 7. Common Shares of Beneficial Interest
We have a $200 million share repurchase plan. Under this plan, we may repurchase common shares of beneficial interest ("common shares") from time-to-time in open-market or in privately negotiated purchases. The timing and amount of any shares repurchased will be determined by management based on its evaluation of market conditions and other factors. The repurchase plan may be suspended or discontinued at any time, and we have no obligations to repurchase any amount of our common shares under the plan.
During March 2018, we repurchased .3 million of our common shares at an average price of $27.37 per share, and at March 31, 2018, $191.9 million of common shares remained available to be repurchased under this plan. As of the date of this filing, $185.0 million of common shares remained available to be repurchased under the plan due to .3 million common shares being repurchased subsequent to March 31, 2018.

Note 8. Impairment
The following impairment charges were recorded on the following assets based on the difference between the carrying amount of the assets and the estimated fair value (see Note 16 for additional fair value information) (in thousands):

Three Months Ended March 31,
2017
Continuing operations:
Properties held for sale, marketed for sale or sold (1)	$12,172
Land held for development and undeveloped land (1)	2,719
Other	95
Total impairment charges	14,986
Other financial statement captions impacted by impairment:
Net income attributable to noncontrolling interests	36
Net impact of impairment charges	$15,022
___________________

(1)	Amounts reported were based on changes in management's plans for the properties, third party offers, recent comparable market transactions and/or a change in market conditions.
Note 9. Supplemental Cash Flow Information
Cash, cash equivalents and restricted cash equivalents consists of the following (in thousands):

	March 31, 2018	March 31, 2017
Cash and cash equivalents	$88,238	$3,615
Restricted deposits and mortgage escrows (see Note 1)	7,395	3,299
Total	$95,633	$6,914
Non-cash investing and financing activities are summarized as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Accrued property construction costs	$12,444	$7,854
Increase in equity associated with deferred compensation plan	—	44,758

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

	Three Months Ended March 31,
	2018	2017
Numerator:
Income from continuing operations	$39,924	$20,633
Gain on sale of property	109,045	15,763
Net income attributable to noncontrolling interests	(2,145)	(5,570)
Net income attributable to common shareholders - basic	146,824	30,826
Income attributable to operating partnership units	528	—
Net income attributable to common shareholders - diluted	$147,352	$30,826
Denominator:
Weighted average shares outstanding – basic	127,926	127,610
Effect of dilutive securities:
Share options and awards	781	938
Operating partnership units	1,432	—
Weighted average shares outstanding – diluted	130,139	128,548
Anti-dilutive securities of our common shares, which are excluded from the calculation of earnings per common share – diluted, are as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Operating partnership units	—	1,462
Note 11. Share Options and Awards
During 2018, we granted share awards incorporating both service-based and market-based measures to promote share ownership among the participants and to emphasize the importance of total shareholder return ("TSR"). The terms of each grant vary depending upon the participant's responsibilities and position within the Company. We categorize these share awards as either service-based share awards or market-based share awards. All awards were valued at the fair market value on the date of grant and earn dividends from the date of grant. Compensation expense is measured at the grant date and recognized over the vesting period. Generally, unvested share awards are forfeited upon the termination of the participant’s employment with us.

The fair value of the market-based share awards was estimated on the date of grant using a Monte Carlo valuation model based on the following assumptions:

	Three Months Ended March 31, 2018
	Minimum	Maximum
Dividend yield	0.0%	5.5%
Expected volatility (1)	18.5%	20.4%
Expected life (in years)	N/A	3
Risk-free interest rate	1.8%	2.4%
_______________
(1)    Includes the volatility of the FTSE NAREIT U.S. Shopping Center Index and Weingarten Realty Investors.
A summary of the status of unvested share awards for the three months ended March 31, 2018 is as follows:

	Unvested Share Awards	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2018	619,606	$33.81
Granted:
Service-based awards	132,693	28.12
Market-based awards relative to FTSE NAREIT U.S. Shopping Center Index	60,909	29.69
Market-based awards relative to three-year absolute TSR	60,908	13.68
Vested	(191,738)	34.65
Forfeited	(4,541)	33.15
Outstanding, March 31, 2018	677,837	$30.28
As of March 31, 2018 and December 31, 2017, there was approximately $3.2 million and $2.2 million, respectively, of total unrecognized compensation cost related to unvested share awards, which is expected to be amortized over a weighted average of 2.1 years and 1.7 years, respectively.
Note 12. Employee Benefit Plans
Defined Benefit Plan
We sponsor a noncontributory qualified retirement plan. The components of net periodic benefit cost for this plan are as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Service cost	$333	$343
Interest cost	325	514
Expected return on plan assets	(492)	(759)
Amortization of net loss	271	377
Total	$437	$475
The components of net periodic benefit cost other than the service cost component are included in Interest and Other Income/Expense in the Condensed Consolidated Statements of Operations.
The expected contribution to be paid to the qualified retirement plan during 2018 is approximately $2.0 million. During 2017, we contributed $2.5 million to the qualified retirement plan.

Defined Contribution Plans
Compensation expense related to our defined contribution plans was $.9 million and $1.2 million for the three months ended March 31, 2018 and 2017, respectively.
Note 13. Related Parties
Through our management activities and transactions with our real estate joint ventures and partnerships, we had net accounts receivable of $.4 million and $2.0 million outstanding as of March 31, 2018 and December 31, 2017, respectively. We also had accounts payable and accrued expenses of $.3 million and $.4 million outstanding as of March 31, 2018 and December 31, 2017, respectively. We recorded joint venture fee income of $1.5 million included in Other Revenue for both the three months ended March 31, 2018 and 2017.
Note 14. Commitments and Contingencies
Commitments and Contingencies
As of March 31, 2018 and December 31, 2017, we participated in two real estate ventures structured as DownREIT partnerships that have centers in Arkansas, North Carolina and Texas. We have operating and financial control over these ventures and consolidate them in our condensed consolidated financial statements. These ventures allow the outside limited partners to put their interest in the partnership to us, and we have the option to redeem the interest in cash or a fixed number of our common shares, at our discretion. We also participate in a real estate venture that has a property in Texas that allows its outside partner to put operating partnership units to us. We have the option to redeem these units in cash or a fixed number of our common shares, at our discretion. The aggregate redemption value of these interests was approximately $40 million and $47 million as of March 31, 2018 and December 31, 2017, respectively.
As of March 31, 2018, we have entered into commitments aggregating $229.6 million comprised principally of construction contracts which are generally due in 12 to 36 months. Included in these commitments is our commitment under a contractor agreement for construction costs signed during the three months ended March 31, 2018 of $115.4 million for the 30-story, high-rise residential tower at our River Oaks Shopping Center.
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

Note 15. Variable Interest Entities
Consolidated VIEs:
At both March 31, 2018 and December 31, 2017, nine of our real estate joint ventures, whose activities primarily consisted of owning and operating 22 neighborhood/community shopping centers, were determined to be VIEs. Based on a financing agreement by one of our real estate joint ventures that has a bottom dollar guaranty, which is disproportionate to our ownership, we have determined that we are the primary beneficiary and have consolidated this joint venture. For the remaining real estate joint ventures, we concluded we are the primary beneficiary based primarily on our significant power to direct the entities' activities without any substantive kick-out or participating rights.
A summary of our consolidated VIEs is as follows (in thousands):

	March 31, 2018	December 31, 2017
Assets Held by VIEs	$231,333	$235,713
Assets Held as Collateral for Debt (1)	41,942	42,979
Maximum Risk of Loss (1)	29,784	29,784
___________________

(1)	Represents the amount of debt and related assets held as collateral associated with the bottom dollar guaranty at one real estate joint venture.
Restrictions on the use of these assets can be significant because they may serve as collateral for debt. Further, we are generally required to obtain our partner's approval in accordance with the joint venture agreement for any major transactions. Transactions with these joint ventures on our condensed consolidated financial statements have primarily been positive as demonstrated by the generation of net income and operating cash flows, as well as the receipt of cash distributions. We and our partners are subject to the provisions of the joint venture agreements which include provisions for when additional contributions may be required to fund operating cash shortfalls, development expenditures and unplanned capital expenditures. For the three months ended March 31, 2018, $.1 million in additional contributions were made primarily to fund an operating shortfall, and no additional contributions are currently anticipated to be made during the remainder of 2018.
Unconsolidated VIEs:
At both March 31, 2018 and December 31, 2017, two unconsolidated real estate joint ventures were determined to be VIEs. We have determined that one entity was a VIE through the issuance of a secured loan, since the lender had the ability to make decisions that could have a significant impact on the success of the entity. Based on the associated agreements for the future development of a mixed-use project, we concluded that the other entity was a VIE, but we are not the primary beneficiary as the substantive participating rights associated with the entity are shared, and we do not have the power to direct the significant activities of the entity. Our analysis considered that all major decisions require unanimous member consent and those decisions include significant activities such as development, financing, leasing and operations of the entity.
A summary of our unconsolidated VIEs is as follows (in thousands):

	March 31, 2018	December 31, 2017
Investment in Real Estate Joint Ventures and Partnerships, net (1)	$42,533	$36,784
Other Liabilities, net (2)	5,701	5,799
Maximum Risk of Loss (3)	34,000	34,000
___________________

(1)
The carrying amount of the investment represents our contributions to a real estate joint venture, net of any distributions made and our portion of the equity in earnings of the real estate joint venture. The increase between periods represents new development funding of a mixed-use project.

(2)	Includes the carrying amount of an investment where distributions have exceeded our contributions and our portion of the equity in earnings for a real estate joint venture.

(3)	The maximum risk of loss has been determined to be limited to our debt exposure for the real estate joint ventures.
We and our partners are subject to the provisions of the joint venture agreements that specify conditions, including operating shortfalls, development expenditures and unplanned capital expenditures, under which additional contributions may be required. With respect to our future development of a mixed-used project, we anticipate funding approximately $89 million through 2020.

Note 16. Fair Value Measurements
Recurring Fair Value Measurements:
Assets and liabilities measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017, aggregated by the level in the fair value hierarchy in which those measurements fall, are as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at March 31, 2018
Assets:
Cash equivalents, primarily money market funds (1)	$81,285			$81,285
Investments, mutual funds held in a grantor trust (1)	31,775			31,775
Investments, mutual funds (1)	7,154			7,154
Total	$120,214	$—	$—	$120,214
Liabilities:
Deferred compensation plan obligations	$31,775			$31,775
Total	$31,775	$—	$—	$31,775
___________________
(1) For the three months ended March 31, 2018, a gain of $1.5 million was included in Interest and Other Income/Expense, of which $.4 million represented an unrealized gain.

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

No assets were measured at fair value on a nonrecurring basis at March 31, 2018. Assets measured at fair value on a nonrecurring basis at December 31, 2017 aggregated by the level in the fair value hierarchy in which those measurements fall, are as follows (in thousands):

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
Schedule of our fair value disclosures is as follows (in thousands):

	March 31, 2018			December 31, 2017
	Carrying Value	Fair Value Using Significant Other Observable Inputs (Level 2)	Fair Value Using Significant Unobservable Inputs (Level 3)	Carrying Value	Fair Value Using Significant Other Observable Inputs (Level 2)	Fair Value Using Significant Unobservable Inputs (Level 3)
Other Assets:
Tax increment revenue bonds (1)	$22,097		$25,000	$22,097		$25,000
Investments, held to maturity (2)	4,238	$4,225		4,489	$4,479
Debt:
Fixed-rate debt	1,910,741		1,927,511	2,063,263		2,109,658
Variable-rate debt	17,829		17,942	17,889		16,393
_______________

(1)	At March 31, 2018 and December 31, 2017, the credit loss balance on our tax increment revenue bonds was $31.0 million.

(2)	Investments held to maturity are recorded at cost. As of March 31, 2018 and December 31, 2017, a $13 thousand and a $10 thousand unrealized loss was recognized, respectively.

The quantitative information about the significant unobservable inputs used for our Level 3 nonrecurring fair value measurements as of December 31, 2017 reported in the above table, is as follows:

Description	Fair Value at	Valuation Technique	Unobservable Inputs	Range
	December 31, 2017			Minimum	Maximum
	(in thousands)			2017	2017
Property	$4,184	Discounted cash flows	Discount rate	10.5%	12.0%
			Capitalization rate	8.8%	10.0%
			Holding period (years)	5	10
			Expected future inflation rate (1)		2.0%
			Market rent growth rate (1)		3.0%
			Expense growth rate (1)		2.0%
			Vacancy rate (1)		20.0%
			Renewal rate (1)		70.0%
			Average market rent rate (1)	$11.00	$16.00
			Average leasing cost per square foot (1)	$10.00	$35.00
_______________

(1)	Only applies to one property valuation.
*****

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This quarterly report on Form 10-Q, together with other statements and information publicly disseminated by us, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect actual results, performances or achievements. As described in "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2017, factors which may cause actual results to differ materially from current expectations include, but are not limited to, (i) disruptions in financial markets, (ii) general economic and local real estate conditions, (iii) the inability of major tenants to continue paying their rent obligations due to bankruptcy, insolvency or general downturn in their business, (iv) financing risks, such as the inability to obtain equity, debt, or other sources of financing on favorable terms and changes in LIBOR availability, (v) changes in governmental laws and regulations, (vi) the level and volatility of interest rates, (vii) the availability of suitable acquisition opportunities, (viii) the ability to dispose of properties, (ix) changes in expected development activity, (x) increases in operating costs, (xi) tax matters, including the effect of changes in tax laws and the failure to qualify as a real estate investment trust, and (xii) investments through real estate joint ventures and partnerships, which involve risks not present in investments in which we are the sole investor. Accordingly, there is no assurance that our expectations will be realized. We do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.
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
We operate a portfolio of rental properties, primarily neighborhood and community shopping centers, totaling approximately 39.5 million square feet of gross leaseable area, that is either owned by us or others. We have a diversified tenant base with our largest tenant comprising only 2.7% of base minimum rental revenues during the first three months of 2018.
At March 31, 2018, we owned or operated under long-term leases, either directly or through our interest in real estate joint ventures or partnerships, a total of 196 properties, which are located in 17 states spanning the country from coast to coast.
We also owned interests in 25 parcels of land held for development that totaled approximately 17.6 million square feet at March 31, 2018.

We had approximately 5,200 leases with 3,600 different tenants at March 31, 2018. Leases for our properties range from less than a year for smaller spaces to over 25 years for larger tenants. Rental revenues generally include minimum lease payments, which often increase over the lease term, reimbursements of property operating expenses, including real estate taxes, and additional rent payments based on a percentage of the tenants’ sales. Our anchor tenants are supermarkets, value-oriented apparel/discount stores and other retailers or service providers who generally sell basic necessity-type goods and services. Although there is a broad shift in shopping patterns, including internet shopping that continues to affect our tenants, we believe our anchor tenants that drive foot traffic, combined with convenient locations, attractive and well-maintained properties, high quality retailers and a strong tenant mix, should lessen the effects of these conditions and maintain the viability of our portfolio.
Our goal is to remain a leader in owning and operating top-tier neighborhood and community shopping centers in certain markets of the United States. Our strategic initiatives include: (1) raising net asset value and cash flow through quality acquisitions, redevelopments and new developments, (2) maintaining a strong, flexible consolidated balance sheet and a well-managed debt maturity schedule, (3) growing net operating income from our existing portfolio by increasing occupancy and rental rates and (4) owning quality shopping centers in preferred locations that attract strong tenants. We believe these initiatives will keep our portfolio of properties among the strongest in our sector. Due to current capitalization rates in the market along with the uncertainty of the impact of increasing interest rates and various other market conditions, we intend to continue to be very prudent in our evaluation of all new investment opportunities. We believe the pricing of assets that no longer meet our ownership criteria remains reasonably stable while the price of our common shares has dropped well below our net asset value. Given these conditions, we have focused our dispositions of properties in the secondary and tertiary markets and utilized the proceeds to repurchase common shares, pay down our debt and fund both our new development and redevelopment projects. We intend to continue to opportunistically take advantage of the market conditions, and our disposition activities may increase.
As we discussed above, we continuously recycle non-core operating centers that no longer meet our ownership criteria and that will provide capital for growth opportunities. During the three months ended March 31, 2018, we disposed of real estate assets, which were owned by us either directly or through our interest in real estate joint ventures or partnerships, with our share of aggregate gross sales proceeds totaling $267.9 million. For 2018, we believe we will complete dispositions in amounts between $250 million to $450 million, and we have approximately $175 million of dispositions currently under contracts or letters of intent; however, there are no assurances that these transactions will close at such prices or at all.
We intend to continue to actively seek acquisition properties that meet our return hurdles and to actively evaluate other opportunities as they enter the market. For 2018, we expect to complete acquisition investments in a range from $50 million to $150 million; however, there are no assurances that this will actually occur.
We intend to continue to focus on identifying new development projects as another source of growth, as well as continue to look for redevelopment opportunities. Although we have recently begun the development of mixed-use projects, the opportunities for additional new development projects are limited at this time due to a lack of demand for new retail space. During the three months ended March 31, 2018, we invested $20.7 million in three mixed-use new development projects that are partially or wholly owned and a 30-story, high-rise residential tower at our River Oaks Shopping Center in Houston, Texas. Also during the three months ended March 31, 2018, we invested $6.7 million in 14 redevelopment projects that were partially or wholly owned. For 2018, we expect to invest in new development and redevelopments in the range of $125 million to $175 million, but we can give no assurances that this will actually occur.
We strive to maintain a strong, conservative capital structure which should provide ready access to a variety of attractive long and short-term capital sources. We carefully balance lower cost, short-term financing with long-term liabilities associated with acquired or developed long-term assets. We continue to look for transactions that will strengthen our consolidated balance sheet and further enhance our access to various sources of capital, while reducing our cost of capital. Due to the variability in the capital markets, there can be no assurance that favorable pricing and availability will be available in the future. During the first three months of 2018, we paid down debt totaling $150.3 million and repurchased $8.1 million of our common shares. These transactions were funded with proceeds from our disposition program to further strengthen our balance sheet. Subsequent to quarter-end, we further paid down an additional $100.6 million in debt and repurchased an additional $6.9 million of common shares.

Operational Metrics
In assessing the performance of our centers, management carefully monitors various operating metrics of the portfolio. As a result of our strong leasing activity and low tenant fallout, the operating metrics of our portfolio remained strong through the first quarter of 2018 as we focused on increasing rental rates and same property net operating income ("SPNOI" and see Non-GAAP Financial Measures for additional information). Our portfolio delivered solid operating results with:

•	occupancy of 94.8% at March 31, 2018;

•	an increase of 2.0% in SPNOI including redevelopments for the three months ended March 31, 2018 over the same period of 2017; and

•	rental rate increases of 4.9% for new leases and 5.9% for renewals during the three months ended March 31, 2018.
Below are performance metrics associated with our signed occupancy, SPNOI growth and leasing activity on a pro rata basis:

	March 31,
	2018	2017
Anchor (space of 10,000 square feet or greater)	97.5%	95.7%
Non-Anchor	90.4%	90.5%
Total Occupancy	94.8%	93.7%

Three Months Ended March 31, 2018
SPNOI Growth including Redevelopments (1)	2.0%
_______________

(1)	See Non-GAAP Financial Measures for a definition of the measurement of SPNOI and a reconciliation to operating income within this section of Item 2.

	Number of Leases	Square Feet ('000's)	Average New Rent per Square Foot ($)	Average Prior Rent per Square Foot ($)	Average Cost of Tenant Improvements per Square Foot ($)	Change in Base Rent on Cash Basis
Leasing Activity:
Three Months Ended March 31, 2018
New leases (1)	47	120	$24.87	$23.70	$39.86	4.9%
Renewals	169	866	17.21	16.25	.07	5.9%
Not comparable spaces	28	102
Total	244	1,088	$18.14	$17.16	$4.92	5.8%
_______________

(1)	Average external lease commissions per square foot for the three months ended March 31, 2018 were $5.80.
Changing shopping habits, driven by rapid expansion of internet-driven procurement, has led to increased financial problems for many retailers, which has had a negative impact on the retail real estate sector. We continue to monitor the effects of these trends, including the impact of retail customer spending over the long-term. We believe the desirability of our physical locations, the significant diversification of our portfolio, both geographically and by tenant base, and the quality of our portfolio, along with its leading retailers and service providers that sell primarily grocery and basic necessity-type goods and services, position us well to mitigate the impact of these changes. Despite recent tenant bankruptcies, we continue to believe there is retailer demand for quality space within strong, strategically located centers.

While we anticipate occupancy to remain comparable through year end, we may experience some fluctuations due to announced bankruptcies and the repositioning of those spaces in the future. A reduction in quality retail space available, as well as continued retailer demand, contributed to the increase in overall rental rates on a same-space basis as we completed new leases and renewed existing leases; however, the magnitude of these increases decreased in comparison to previous periods due, among other factors, to a recent shift in negotiating leverage to the tenant. We expect rental rate increases to remain minimal in the near term; however, the variability in the mix of leasing transactions as to size of space, market, use and other factors may impact the magnitude of these increases, both positively and negatively. Leasing volume is anticipated to fluctuate due to the uncertainty in tenant fallouts related to bankruptcies and tenant non-renewals. Our expectation is that SPNOI growth including redevelopments will average between 2.5% to 3.5% for 2018 assuming no significant tenant bankruptcies, although there are no assurances that this will occur.
New Development/Redevelopment
At March 31, 2018, we had three mixed-use projects in various stages of development that were partially or wholly owned and a 30-story, high-rise residential tower at our River Oaks Shopping Center in Houston, Texas. We have funded $164.7 million through March 31, 2018 on these projects, and we estimate our aggregate net investment upon completion to be $513.4 million. Overall, the average projected stabilized return on investment for these multi-use properties, that include retail, office and residential components, is expected to approximate 5.5% upon completion.
We have 14 redevelopment projects in which we plan to invest approximately $78.2 million. Upon completion, the average projected stabilized return on our incremental investment on these redevelopment projects is expected to be between 8.0% and 14.0%.
We had approximately $66.9 million in land held for development at March 31, 2018 that may either be developed or sold. While we are experiencing some interest from retailers and other market participants in our land held for development, opportunities for economically viable developments remain limited. We intend to continue to pursue additional development and redevelopment opportunities in multiple markets; however, finding the right opportunities remains challenging.
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
Dispositions
Dispositions are also a key component of our ongoing management process where we selectively prune properties from our portfolio that no longer meet our geographic or growth targets. Dispositions provide capital, which may be recycled into properties that are high barrier-to-entry locations within high growth metropolitan markets, and thus have higher long-term growth potential. Additionally, proceeds from dispositions may be used to reduce outstanding debt, further deleveraging our consolidated balance sheet, to repurchase our common shares and/or debt, dependent upon market prices, or to fund new development and redevelopment projects.
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
A disclosure of our critical accounting policies which affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements is included in our Annual Report on Form 10-K for the year ended December 31, 2017 in Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no significant changes to our critical accounting policies during 2018.

Results of Operations
Comparison of the Three Months Ended March 31, 2018 to the Three Months Ended March 31, 2017
The following table is a summary of certain items in income from continuing operations from our Condensed Consolidated Statements of Operations, which we believe represent items that significantly changed during the three months ended March 31, 2018 as compared to the same period in 2017:

	Three Months Ended March 31,
	2018	2017	Change	% Change
Revenues	$132,452	$143,663	$(11,211)	(7.8)%
Depreciation and amortization	38,095	42,449	(4,354)	(10.3)
Operating expenses	23,270	29,910	(6,640)	(22.2)
Impairment loss	—	14,986	(14,986)	(100.0)
General and administrative expenses	5,595	7,384	(1,789)	(24.2)
Interest expense, net	14,672	21,082	(6,410)	(30.4)
(Provision) benefit for income taxes	(783)	3,359	(4,142)	123.3
Revenues
The decrease in revenues of $11.2 million is primarily attributable to the impact of our dispositions that totaled $13.5 million. The existing portfolio, including acquisitions, new development and redevelopment properties, contributed $2.3 million due to increases in rental rates and changes in occupancy.
Depreciation and Amortization
The decrease in depreciation and amortization of $4.4 million is primarily attributable to the impact of our dispositions that totaled $4.1 million.
Operating Expenses
The decrease in operating expenses of $6.6 million is primarily attributable to our dispositions, a $3.1 million lease termination fee paid in 2017, a $1.1 million decrease in management fees associated primarily with a reduction in salary expense, and a $.4 million decrease in costs associated with our deferred compensation plan.
Impairment Loss
The decrease in impairment losses of $15.0 million is attributable to the losses in 2017 associated with the completed or proposed disposition of four shopping centers, one 50% unconsolidated joint venture interest and the disposition of an unimproved land parcel, which did not reoccur in 2018.
General and Administrative Expenses
The decrease in general and administrative expenses of $1.8 million is primarily attributable to a reduction in salary expense associated with a decrease in restricted share compensation due to unanticipated reductions in our share valuation, as well as a reduction in personnel.
Interest Expense, net
Net interest expense decreased $6.4 million or 30.4%. The components of net interest expense were as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Gross interest expense	$19,089	$21,137
Gain on extinguishment of debt including related swap activity	(3,758)	—
Amortization of debt deferred costs, net	936	963
Over-market mortgage adjustment	(155)	(195)
Capitalized interest	(1,440)	(823)
Total	$14,672	$21,082

The decrease in net interest expense is primarily attributable to a reduction in the weighted average debt outstanding due to the pay down of debt with proceeds from our dispositions and a $3.8 million gain on extinguishment of debt, in the first quarter of 2018, which includes the effect of a swap termination. For the three months ended March 31, 2018, the weighted average debt outstanding was $2.1 billion at a weighted average interest rate of 3.9% as compared to $2.3 billion outstanding at a weighted average interest rate of 3.8% in the same period of 2017.
(Provision) Benefit for Income Taxes
The increase of $4.1 million in the provision for income taxes is attributable primarily to activities in our taxable REIT subsidiary. In the first quarter of 2018, a tax provision of $.3 million was realized associated primarily with gains from disposition activities as compared to a tax benefit of $3.6 million in the same period of 2017 associated primarily with impairment losses and an NOL carryforward from disposition activities.
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
As of March 31, 2018, we had available borrowing capacity of $497.9 million under our unsecured revolving credit facility, and our debt maturities for the remainder of 2018 total $110.3 million. As of March 31, 2018, we had cash and cash equivalents available of $88.2 million. During the first three months of 2018, we used excess cash on hand to prepay $100 million of our $200 million unsecured term loan, to pay at par $50.3 million of outstanding debt, which includes $13.6 million of unsecured debt purchased on the open market, and to repurchase $8.1 million of our common shares. Subsequent to quarter-end, we prepaid without penalty, the remaining $100 million of our $200 million unsecured term loan, repurchased in the open market $.6 million in outstanding debt and repurchased an additional $6.9 million of common shares. Currently, we anticipate our disposition activities to continue and estimate between $250 million to $450 million in dispositions for all of 2018.
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
During the three months ended March 31, 2018, aggregate gross sales proceeds from our dispositions totaled $267.9 million, which were owned by us either directly or through our interest in real estate joint ventures or partnerships. Operating cash flows from assets disposed are included in net cash from operating activities in our Condensed Consolidated Statements of Cash Flows, while proceeds from these disposals are included as investing activities.

We have non-recourse debt secured by acquired or developed properties held in several of our real estate joint ventures and partnerships. Off-balance sheet mortgage debt for our unconsolidated real estate joint ventures and partnerships totaled $286.3 million, of which our pro rata ownership is $100.2 million, at March 31, 2018. Scheduled principal mortgage payments on this debt, excluding deferred debt costs and non-cash related items totaling $(.7) million, at 100% are as follows (in millions):

2018 remaining	$5.3
2019	7.1
2020	81.7
2021	173.0
2022	2.1
Thereafter	17.8
Total	$287.0
We generally have the right to sell or otherwise dispose of our assets except in certain cases where we are required to obtain our joint venture partners’ consent or a third party consent for assets held in special purpose entities that are 100% owned by us.
Investing Activities
Dispositions
During the three months ended March 31, 2018, we sold 8 centers and other property, including real estate assets owned through our interest in unconsolidated real estate joint ventures and partnerships. Our share of aggregate gross sales proceeds from these transactions totaled $267.9 million and generated our share of the gains of approximately $109.5 million.
New Development/Redevelopment
At March 31, 2018, we had three mixed-use projects under development and a 30-story, high-rise residential tower at our River Oaks Shopping Center with approximately .3 million of total square footage for retail and office space and 962 residential units, that were partially or wholly owned. We have funded $164.7 million through March 31, 2018 on these projects. Upon completion, we expect our aggregate net investment in these multi-use projects to be $513.4 million.
At March 31, 2018, we had 14 redevelopment projects in which we plan to invest approximately $78.2 million. Upon completion, the average projected stabilized return on our incremental investment on these redevelopment projects is expected to be between 8.0% and 14.0%.
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

Capital Expenditures
Capital expenditures for additions to the existing portfolio, acquisitions, tenant improvements, new development, redevelopment and our share of investments in unconsolidated real estate joint ventures and partnerships are as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
New Development	$19,544	$30,383
Redevelopment	5,698	9,028
Tenant Improvements	6,346	6,480
Capital Improvements	3,511	5,412
Other	1,194	1,284
Total	$36,293	$52,587
The decrease in capital expenditures is attributable primarily to a decrease in new development activity, as we acquired the retail portion of a mixed-use project in Seattle, Washington in 2017 for $24.5 million, which is offset by increased activity at our new development projects.
Our new development and redevelopment investment for 2018 is estimated to be approximately $125 million to $175 million. For 2018, capital and tenant improvements is expected to be consistent with 2017 expenditures. For 2018, we anticipate our acquisitions to total between $50 million to $150 million. No assurances can be provided that our planned capital activities will occur. Further, we have entered into commitments aggregating $229.6 million comprised principally of construction contracts which are generally due in 12 to 36 months and anticipated to be funded under our unsecured revolving credit facility.
Capital expenditures for additions described above relate to cash flows from investing activities as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Acquisition of real estate and land	$1,265	$610
Development and capital improvements	29,041	51,779
Real estate joint ventures and partnerships - Investments	5,987	198
Total	$36,293	$52,587
Capitalized soft costs, including payroll and other general and administrative costs, interest, insurance and real estate taxes, totaled $3.4 million for each of the three months ended March 31, 2018 and 2017.
Financing Activities
Debt
Total debt outstanding was $1.9 billion at March 31, 2018 and consists of $1.9 billion, which bears interest at fixed rates, and $17.8 million, which bears interest at variable rates. Additionally, of our total debt, $373.6 million was secured by operating centers while the remaining $1.6 billion was unsecured.
At March 31, 2018, we have a $500 million unsecured revolving credit facility, which expires in March 2020 and provides borrowing rates that float at a margin over LIBOR plus a facility fee. At March 31, 2018, the borrowing margin and facility fee, which are priced off a grid that is tied to our senior unsecured credit ratings, were 90 and 15 basis points, respectively. The facility also contains a competitive bid feature that allows us to request bids for up to $250 million. Additionally, an accordion feature allows us to increase the facility amount up to $850 million. As of April 27, 2018, we had $20.0 million outstanding, and the available balance was $477.9 million, net of $2.1 million in outstanding letters of credit.

At March 31, 2018, we have a $10 million unsecured short-term facility that we maintain for cash management purposes. The facility, which matures in March 2019, provides for fixed interest rate loans at a 30-day LIBOR rate plus borrowing margin, facility fee and an unused facility fee of 125, 10, and 5 basis points, respectively. As of April 27, 2018, we had $6.5 million outstanding under this facility.
For the three months ended March 31, 2018, there was no activity under either of these facilities.
During March 2018, we prepaid $100 million of our $200 million unsecured variable-rate term loan, swapped to a fixed rate of 2.5%, and terminated the associated interest rate swap contracts (see Note 6 for additional information). Additionally during the three months ended March 31, 2018, we paid at par $50.3 million of outstanding debt. These transactions resulted in a net gain upon their extinguishment of $.4 million. Subsequent to March 31, 2018, we prepaid, without penalty, the remaining $100 million of our $200 million unsecured term loan and repurchased $.6 million in other outstanding debt.
Our five most restrictive covenants, composed from both our public debt and revolving credit facility, include debt to asset, secured debt to asset, fixed charge, unencumbered asset test and unencumbered interest coverage ratios. We are not aware of any non-compliance with our public debt and revolving credit facility covenants as of March 31, 2018.
Our most restrictive public debt covenant ratios, as defined in our indenture and supplemental indenture agreements, were as follows at March 31, 2018:

Covenant	Restriction	Actual
Debt to Asset Ratio	Less than 60.0%	38.5%
Secured Debt to Asset Ratio	Less than 40.0%	7.5%
Fixed Charge Ratio	Greater than 1.5	4.6
Unencumbered Asset Test	Greater than 150%	283.3%
As of March 31, 2018, we had no remaining active interest rate swap contracts. During the three months ended March 31, 2018, associated with the prepayment of an unsecured note, we terminated three interest rate swap contracts that had an aggregate notional amount of $200 million, and we recognized a $3.4 million gain due to the probability that the related hedged forecasted transactions would no longer occur.
Equity
Our Board of Trust Managers approved the current quarter 2018 dividend of $.395 per common share, an increase from $.385 per common share for the respective quarter of 2017. Common share dividends paid totaled $50.8 million for the three months ended March 31, 2018. Our dividend payout ratio (as calculated as dividends paid on common shares divided by core funds from operations attributable to common shareholders - basic) for the three months ended March 31, 2018 approximated 68.5% (see Non-GAAP Financial Measures for additional information).
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
During March 2018, we repurchased .3 million of our common shares at an average price of $27.37 per share, and at March 31, 2018, $191.9 million of common shares remained available to be repurchased under this plan. As of the date of this filing, $185.0 million of common shares remained available to be repurchased under the plan due to .3 million common shares being repurchased subsequent to March 31, 2018.
We have an effective universal shelf registration statement which expires in September 2020. We will continue to closely monitor both the debt and equity markets and carefully consider our available financing alternatives, including both public offerings and private placements.

Contractual Obligations
We have debt obligations related to our mortgage loans and unsecured debt, including any draws on our credit facilities. We have shopping centers that are subject to non-cancelable long-term ground leases where a third party owns and has leased the underlying land to us to construct and/or operate a shopping center. In addition, we have non-cancelable operating leases pertaining to office space from which we conduct our business. The table below excludes obligations related to our new development projects because such amounts are not fixed or determinable, and commitments aggregating $229.6 million comprised principally of construction contracts which are generally due in 12 to 36 months (see Note 14 for additional information). The following table summarizes our primary contractual obligations as of March 31, 2018 (in thousands):

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Mortgages and Notes Payable (1)
Unsecured Debt	$1,850,655	$63,347	$208,641	$105,558	$1,473,109
Secured Debt	456,421	111,836	78,604	44,221	221,760
Lease Payments	114,251	2,168	5,337	4,683	102,063
Other Obligations (2)	78,219	45,286	32,933
Total Contractual Obligations	$2,499,546	$222,637	$325,515	$154,462	$1,796,932

_______________

(1)
Includes principal and interest with interest on variable-rate debt calculated using rates at March 31, 2018. Also, excludes a $64.1 million debt service guaranty liability. See Note 5 for additional information.

(2)
Other obligations include income and real estate tax payments, commitments associated with our secured debt and other employee payments. Included in 2018, is the estimated contribution to our pension plan, which meets or exceeds the minimum statutory funding requirements; however, we have the right to discontinue contributions at any time. See Note 12 for additional information.

Related to a development project in Sheridan, Colorado, we have provided a guaranty for the payment of any debt service shortfalls on tax increment revenue bonds issued in connection with the project. The Sheridan Redevelopment Agency issued Series A bonds used for an urban renewal project, of which $64.1 million remain outstanding at March 31, 2018. The bonds are to be repaid with incremental sales and property taxes and a PIF to be assessed on current and future retail sales and, to the extent necessary, any amounts we may have to provide under a guaranty. The incremental taxes and PIF are to remain intact until the earlier of the payment of the bond liability in full or 2040. The debt associated with this guaranty has been recorded in our condensed consolidated financial statements as of March 31, 2018.
Off Balance Sheet Arrangements
As of March 31, 2018, none of our off-balance sheet arrangements had a material effect on our liquidity or availability of, or requirement for, our capital resources. Letters of credit totaling $6.4 million were outstanding at March 31, 2018.
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

As of March 31, 2018, one unconsolidated real estate joint venture was determined to be a VIE through the issuance of a secured loan, since the lender had the ability to make decisions that could have a significant impact on the profitability of the entity. Our maximum risk of loss associated with this VIE was limited to $34.0 million at March 31, 2018. Also at March 31, 2018, another joint venture arrangement for the future development of a mixed-use project was determined to be a VIE. We are not the primary beneficiary as the substantive participating rights associated with the entity are shared, and we do not have the power to direct the significant activities of the entity. We anticipate funding approximately $89 million associated with the mixed-use project through 2020.
Effective January 1, 2018, a real estate limited partnership agreement with a foreign institutional investor was amended to include potential acquisitions of real estate approved by the institutional investor of up to $61 million through December 31, 2018, which period may be extended for up to two additional one-year periods with consent of the institutional investor. Our ownership in this unconsolidated real estate limited partnership agreement is 51%, and as of the date of this filing, no additional assets have been purchased under this agreement.
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

NAREIT FFO and Core FFO is calculated as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Net income attributable to common shareholders	$146,824	$30,826
Depreciation and amortization of real estate	37,765	42,188
Depreciation and amortization of real estate of unconsolidated real estate joint ventures and partnerships	3,184	3,639
Impairment of operating properties and real estate equity investments	—	12,005
Gain on sale of property and interests in real estate equity investments	(109,038)	(15,748)
Gain on dispositions of unconsolidated real estate joint ventures and partnerships	(2,363)	—
Provision (benefit) for income taxes (1)	161	(2,392)
Noncontrolling interests and other (2)	1,210	3,369
NAREIT FFO – basic	77,743	73,887
Income attributable to operating partnership units	528	526
NAREIT FFO – diluted	78,271	74,413
Adjustments to Core FFO:
Other impairment loss	—	3,017
Provision (benefit) for income taxes	—	(952)
Gain on extinguishment of debt including related swap activity	(3,557)	—
Other	—	3,066
Core FFO – diluted	$74,714	$79,544

FFO Weighted average shares outstanding – basic	127,926	127,610
Effect of dilutive securities:
Share options and awards	781	938
Operating partnership units	1,432	1,462
FFO Weighted average shares outstanding – diluted	130,139	130,010

NAREIT FFO per common share – basic	$.61	$.58

NAREIT FFO per common share – diluted	$.60	$.57

Core FFO per common share – diluted	$.57	$.61
_______________
(1) The applicable taxes related to gains and impairments of operating properties.
(2) Related to gains, impairments and depreciation on operating properties and unconsolidated real estate joint ventures, where applicable.

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
Properties are included in the SPNOI calculation if they are owned and operated for the entirety of the most recent two fiscal year periods, except for properties for which significant redevelopment or expansion occurred during either of the periods presented, and properties that have been sold. While there is judgment surrounding changes in designations, we move new development and redevelopment properties once they have stabilized, which is typically upon attainment of 90% occupancy. A rollforward of the properties included in our same property designation is as follows:

Three Months Ended March 31, 2018
Beginning of the period	183
Properties added:
Acquisitions	6
New Developments	1
Redevelopments	2
Properties removed:
Dispositions	(8)
End of the period	184

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

	Three Months Ended March 31,
	2018	2017
Net income attributable to common shareholders	$146,824	$30,826
Add:
Net income attributable to noncontrolling interests	2,145	5,570
Provision (benefit) for income taxes	783	(3,359)
Interest expense, net	14,672	21,082
Less:
Gain on sale of property	(109,045)	(15,763)
Equity in earnings of real estate joint ventures and partnership interests	(5,993)	(5,317)
Interest and other income/expense	(1,533)	(1,622)
Operating Income	47,853	31,417
Less:
Revenue adjustments (1)	(3,932)	(4,109)
Add:
Property management fees	867	926
Depreciation and amortization	38,095	42,449
Impairment loss	—	14,986
General and administrative	5,595	7,384
Acquisition costs	—	1
Other (2)	89	3,117
Net Operating Income	88,567	96,171
Less: NOI related to consolidated entities not defined as same property and noncontrolling interests	(3,892)	(13,643)
Add: Pro rata share of unconsolidated entities defined as same property	8,374	8,687
Same Property Net Operating Income	93,049	91,215
Less: Redevelopment Net Operating Income	(7,133)	(6,693)
Same Property Net Operating Income excluding Redevelopments	$85,916	$84,522
___________________

(1)	Revenue adjustments consist primarily of straight-line rentals, lease cancellation income and fee income primarily from real estate joint ventures and partnerships.

(2)	Other includes items such as environmental abatement costs, demolition expenses and lease termination fees.
Newly Issued Accounting Pronouncements
See Note 2 to our condensed consolidated financial statements in Item 1 for additional information related to recent accounting pronouncements.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk
We use fixed and floating-rate debt to finance our capital requirements. These transactions expose us to market risk related to changes in interest rates. Derivative financial instruments may be used to manage a portion of this risk, primarily interest rate contracts with major financial institutions. These agreements expose us to credit risk in the event of non-performance by the counter-parties. We do not engage in the trading of derivative financial instruments in the normal course of business. At March 31, 2018, we had fixed-rate debt of $1.9 billion, and variable-rate debt of $17.8 million. In the event interest rates were to increase 100 basis points and holding all other variables constant, annual net income and cash flows for the following year would decrease by approximately $.2 million associated with our variable-rate debt. The effect of the 100 basis points increase would decrease the fair value of our variable-rate and fixed-rate debt by approximately $.04 million and $99.7 million, respectively.
ITEM 4.    Controls and Procedures
Under the supervision and with the participation of our principal executive officer and principal financial officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of March 31, 2018. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2018.
There has been no change to our internal control over financial reporting during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II-OTHER INFORMATION
ITEM 1.     Legal Proceedings
We are involved in various matters of litigation arising in the normal course of business. While we are unable to predict the amounts involved, our management and counsel believe that when such litigation is resolved, our resulting liability, if any, will not have a material effect on our condensed consolidated financial statements.
ITEM 1A.  Risk Factors
We have no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2017.
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

Repurchases of our common shares for the quarter ended March 31, 2018 are as follows (in thousands, except per share amounts):

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet be Purchased Under the Program
January 1, 2018 to January 31, 2018 (1)	2	$32.87
February 1, 2018 to February 28, 2018 (1)	28	27.54
March 1, 2018 to March 31, 2018 (2)	296	$27.37	296	$191,901
_______________

(1)
Common shares surrendered or deemed surrendered to us to satisfy such employees' tax withholding obligations in connection with the vesting and/or exercise of awards under our equity-based compensation plans.

(2)	As of the date of this filing, $185.0 million of common shares remained available to be repurchased under the plan due to .3 million common shares being repurchased subsequent to March 31, 2018.
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
Joe D. Shafer
Senior Vice President/Chief Accounting Officer
(Principal Accounting Officer)
DATE: May 2, 2018

EXHIBIT INDEX

(a)		Exhibits:
10.1*	—
Ninth Amendment to Promissory Note with Reliance Trust Company, Trustee of the Master Nonqualified Plan Trust under the Weingarten Realty Investors Supplemental Executive Retirement Plan and Retirement Benefit Restoration Plan, dated March 11, 2018.

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