Form 10-Q
period 2018-09-30
WEINGARTEN REALTY INVESTORS /TX/
filed 2018-10-31
CIK 828916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2018
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES☐ NO☒
As of October 26, 2018, there were 128,324,766 common shares of beneficial interest of Weingarten Realty Investors, $.03 par value, outstanding.

PART I-FINANCIAL INFORMATION
ITEM 1. Financial Statements
WEINGARTEN REALTY INVESTORS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Rentals, net	$125,261	$141,064	$392,510	$424,845
Other	3,529	3,046	10,818	8,951
Total	128,790	144,110	403,328	433,796
Expenses:
Depreciation and amortization	38,042	41,509	126,558	126,115
Operating	22,555	27,813	69,929	83,944
Real estate taxes, net	17,601	18,634	52,706	57,783
Impairment loss	2,398	—	2,398	15,012
General and administrative	5,971	6,450	17,715	20,252
Total	86,567	94,406	269,306	303,106
Operating Income	42,223	49,704	134,022	130,690
Interest Expense, net	(15,996)	(19,850)	(47,685)	(61,405)
Interest and Other Income (Expense)	1,847	1,398	4,735	4,210
Benefit (Provision) for Income Taxes	99	(577)	(1,368)	2,035
Equity in Earnings of Real Estate Joint Ventures and Partnerships, net	8,022	5,219	19,333	17,966
Income from Continuing Operations	36,195	35,894	109,037	93,496
Gain on Sale of Property	17,079	38,579	173,077	86,566
Net Income	53,274	74,473	282,114	180,062
Less: Net Income Attributable to Noncontrolling Interests	(10,293)	(1,844)	(14,020)	(12,755)
Net Income Attributable to Common Shareholders	$42,981	$72,629	$268,094	$167,307
Earnings Per Common Share - Basic:
Net income attributable to common shareholders	$.34	$.57	$2.10	$1.31
Earnings Per Common Share - Diluted:
Net income attributable to common shareholders	$.34	$.56	$2.08	$1.30
See Notes to Condensed Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net Income	$53,274	$74,473	$282,114	$180,062
Cumulative effect adjustment of new accounting standards (see Note 2)	—	—	(1,541)	—
Other Comprehensive Income (Loss):
Net unrealized gain on investments, net of taxes	—	222	—	678
Net unrealized gain (loss) on derivatives	—	77	1,379	(29)
Reclassification adjustment of derivatives and designated hedges into net income	(224)	(90)	(4,078)	74
Retirement liability adjustment	325	365	903	1,111
Total	101	574	(1,796)	1,834
Comprehensive Income	53,375	75,047	278,777	181,896
Comprehensive Income Attributable to Noncontrolling Interests	(10,293)	(1,844)	(14,020)	(12,755)
Comprehensive Income Adjusted for Noncontrolling Interests	$43,082	$73,203	$264,757	$169,141
See Notes to Condensed Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share amounts)

	September 30, 2018	December 31, 2017
ASSETS
Property	$4,245,514	$4,498,859
Accumulated Depreciation	(1,137,548)	(1,166,126)
Property Held for Sale, net	81,224	54,792
Property, net *	3,189,190	3,387,525
Investment in Real Estate Joint Ventures and Partnerships, net	344,024	317,763
Total	3,533,214	3,705,288
Unamortized Lease Costs, net	151,165	181,047
Accrued Rent, Accrued Contract Receivables and Accounts Receivable (net of allowance for doubtful accounts of $6,354 in 2018 and $7,516 in 2017) *	94,807	104,357
Cash and Cash Equivalents *	24,412	13,219
Restricted Deposits and Mortgage Escrows	22,369	8,115
Other, net	171,160	184,613
Total Assets	$3,997,127	$4,196,639
LIABILITIES AND EQUITY
Debt, net *	$1,793,128	$2,081,152
Accounts Payable and Accrued Expenses	111,691	116,463
Other, net	169,587	189,182
Total Liabilities	2,074,406	2,386,797
Commitments and Contingencies	—	—
Equity:
Shareholders’ Equity:
Common Shares of Beneficial Interest - par value, $.03 per share; shares authorized: 275,000; shares issued and outstanding: 128,325 in 2018 and 128,447 in 2017	3,893	3,897
Additional Paid-In Capital	1,766,528	1,772,066
Net Income Less Than Accumulated Dividends	(15,584)	(137,065)
Accumulated Other Comprehensive Loss	(9,507)	(6,170)
Total Shareholders’ Equity	1,745,330	1,632,728
Noncontrolling Interests	177,391	177,114
Total Equity	1,922,721	1,809,842
Total Liabilities and Equity	$3,997,127	$4,196,639
* Consolidated variable interest entities' assets and debt included in the above balances (see Note 15):
Property, net	$200,276	$207,969
Accrued Rent, Accrued Contract Receivables and Accounts Receivable, net	11,239	12,011
Cash and Cash Equivalents	8,989	9,025
Debt, net	45,964	46,253
See Notes to Condensed Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2018	2017
Cash Flows from Operating Activities:
Net Income	$282,114	$180,062
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	126,558	126,115
Amortization of debt deferred costs and intangibles, net	2,354	2,105
Impairment loss	2,398	15,012
Equity in earnings of real estate joint ventures and partnerships, net	(19,333)	(17,966)
Gain on sale of property	(173,077)	(86,566)
Distributions of income from real estate joint ventures and partnerships	12,817	12,683
Changes in accrued rent, accrued contract receivables and accounts receivable, net	3,459	(10,142)
Changes in unamortized lease costs and other assets, net	(10,697)	(15,237)
Changes in accounts payable, accrued expenses and other liabilities, net	(1,858)	10,664
Other, net	(10,133)	4,529
Net cash provided by operating activities	214,602	221,259
Cash Flows from Investing Activities:
Acquisition of real estate and land	(1,265)	(1,902)
Development and capital improvements	(112,927)	(101,438)
Proceeds from sale of property and real estate equity investments, net	372,439	216,343
Real estate joint ventures and partnerships - Investments	(25,731)	(31,053)
Real estate joint ventures and partnerships - Distribution of capital	4,487	5,759
Purchase of investments	—	(4,241)
Proceeds from investments	1,500	4,250
Other, net	5,180	3,734
Net cash provided by investing activities	243,683	91,452
Cash Flows from Financing Activities:
Proceeds from issuance of debt	638	—
Principal payments of debt	(255,472)	(23,217)
Changes in unsecured credit facilities	—	(120,000)
Proceeds from issuance of common shares of beneficial interest, net	6,729	1,115
Repurchase of common shares of beneficial interest, net	(18,564)	—
Common share dividends paid	(152,110)	(148,286)
Debt issuance and extinguishment costs paid	(1,189)	(395)
Distributions to noncontrolling interests	(15,063)	(16,752)
Contributions from noncontrolling interests	1,324	—
Other, net	869	(2,236)
Net cash used in financing activities	(432,838)	(309,771)
Net increase (decrease) in cash, cash equivalents and restricted cash equivalents	25,447	2,940
Cash, cash equivalents and restricted cash equivalents at January 1	21,334	41,279
Cash, cash equivalents and restricted cash equivalents at September 30	$46,781	$44,219
Interest paid during the period (net of amount capitalized of $5,387 and $3,314, respectively)	$53,890	$63,564
Income taxes paid during the period	$1,515	$1,009
See Notes to Condensed Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, except per share amounts)

	Common Shares of Beneficial Interest	Additional Paid-In Capital	Net Income Less Than Accumulated Dividends	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance, January 1, 2017	$3,885	$1,718,101	$(177,647)	$(9,161)	$181,718	$1,716,896
Net income			167,307		12,755	180,062
Shares issued under benefit plans, net	11	7,767				7,778
Change in classification of deferred compensation plan		45,377				45,377
Change in redemption value of deferred compensation plan			(619)			(619)
Dividends paid – common shares (1)			(148,286)			(148,286)
Distributions to noncontrolling interests					(16,752)	(16,752)
Other comprehensive income				1,834		1,834
Other, net		(228)			(703)	(931)
Balance, September 30, 2017	$3,896	$1,771,017	$(159,245)	$(7,327)	$177,018	$1,785,359

Balance, January 1, 2018	$3,897	$1,772,066	$(137,065)	$(6,170)	$177,114	$1,809,842
Net income			268,094		14,020	282,114
Shares repurchased and cancelled	(20)	(18,544)				(18,564)
Shares issued under benefit plans, net	16	13,006				13,022
Cumulative effect adjustment of new accounting standards (see Note 2)			5,497	(1,541)		3,956
Dividends paid – common shares (1)			(152,110)			(152,110)
Distributions to noncontrolling interests					(15,063)	(15,063)
Contributions from noncontrolling interests					1,324	1,324
Other comprehensive loss				(1,796)		(1,796)
Other, net					(4)	(4)
Balance, September 30, 2018	$3,893	$1,766,528	$(15,584)	$(9,507)	$177,391	$1,922,721
_______________

(1)	Common dividend per share was $1.19 and $1.16 for the nine months ended September 30, 2018 and 2017, respectively.

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
We operate a portfolio of neighborhood and community shopping centers, totaling approximately 37.4 million square feet of gross leaseable area that is either owned by us or others. We have a diversified tenant base, with our largest tenant comprising only 2.6% of base minimum rental revenues during the first nine months of 2018. Total revenues generated by our centers located in Houston and its surrounding areas was 18.8% of total revenue for the nine months ended September 30, 2018, and an additional 8.6% of total revenue was generated during this period from centers that are located in other parts of Texas. Also, in Florida and California, an additional 20.8% and 16.9%, respectively, of total revenue was generated during the first nine months of 2018.
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
We also assess collectability of the customer contract revenue prior to recognition. None of these customer contracts include a significant financing component. Customer contract revenue for the nine months ended September 30, 2018 does not include any amounts that were from obligations satisfied (or partially satisfied) in prior periods, or was a contract liability at January 1, 2018.
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
Our restricted deposits and mortgage escrows consist of the following (in thousands):

	September 30, 2018	December 31, 2017
Restricted deposits (1)	$21,909	$6,291
Mortgage escrows	460	1,824
Total	$22,369	$8,115
_______________

(1)	The increase between the periods presented is primarily attributable to $12.4 million placed in a qualified escrow account for the purpose of completing a like-kind exchange transaction.

Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component consists of the following (in thousands):

	Gain on Investments	Gain on Cash Flow Hedges		Defined Benefit Pension Plan-Actuarial Loss		Total
Balance, December 31, 2017	$(1,541)	$(7,424)		$15,135		$6,170
Cumulative effect adjustment of accounting standards (see Note 2)	1,541					1,541
Change excluding amounts reclassified from accumulated other comprehensive loss		(1,379)				(1,379)
Amounts reclassified from accumulated other comprehensive loss		4,078	(1)	(903)	(2)	3,175
Net other comprehensive loss (income)	—	2,699		(903)		1,796
Balance, September 30, 2018	$—	$(4,725)		$14,232		$9,507
	Gain on Investments	Gain on Cash Flow Hedges		Defined Benefit Pension Plan-Actuarial Loss		Total
Balance, December 31, 2016	$(964)	$(6,403)		$16,528		$9,161
Change excluding amounts reclassified from accumulated other comprehensive loss	(678)	29				(649)
Amounts reclassified from accumulated other comprehensive loss		(74)	(1)	(1,111)	(2)	(1,185)
Net other comprehensive income	(678)	(45)		(1,111)		(1,834)
Balance, September 30, 2017	$(1,642)	$(6,448)		$15,417		$7,327
_______________
(1)    This reclassification component is included in interest expense (see Note 6 for additional information).
(2)    This reclassification component is included in the computation of net periodic benefit cost (see Note 12 for additional information).
Retrospective Application of Accounting Standard Update
The retrospective application of adopting Accounting Standard Update ("ASU") No. 2017-07, "Improving the Presentation of Net Periodic Pensions Cost and Net Periodic Postretirement Benefit Cost" on prior year's Condensed Consolidated Statements of Operations was made to conform to the current year presentation (see Note 2 for additional information). Also, the retrospective application of adopting ASU No. 2016-15, "Classification of Certain Cash Receipts and Cash Payments" and ASU No. 2016-18, "Restricted Cash" as of December 31, 2017 on prior year's Condensed Consolidated Statement of Cash Flows was made to conform to the current year presentation. The adoption of these ASUs in the Condensed Consolidated Statement of Cash Flow for the nine months ended September 30, 2017, resulted in a retrospective reclassification of $11.1 million from cash flows from investing activities to cash flows from operating activities, and cash flows from investing activities no longer reflect the change in restricted deposits and mortgage escrows totaling $20.2 million.
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
In March 2017, the FASB issued ASU No. 2017-07, "Improving the Presentation of Net Periodic Pensions Cost and Net Periodic Postretirement Benefit Cost." The ASU requires the service cost component to be reported as compensation costs arising from services rendered by pertinent employees during the period. The other components of net periodic benefit cost are required to be presented in the income statement separately from the service cost component and outside income from operations. Additionally, only the service cost component will be eligible for capitalization when applicable. The provisions of ASU No. 2017-07 were effective for us as of January 1, 2018 on a retrospective basis for the presentation within the income statement and prospectively for the capitalization of costs. The adoption of this ASU did not have a material impact to our consolidated financial statements. We have elected to use the practical expedient in determining estimates for applying the retrospective presentation requirements. For the three and nine months ended September 30, 2017, net periodic benefit cost, excluding the service cost component, of $.1 million and $.3 million, respectively, was included in Interest and Other Income/Expense in our Condensed Consolidated Statements of Operations. For the year ended December 31, 2017, net periodic benefit cost, excluding the service cost component, was $.4 million.

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
Not Yet Adopted
In February 2016, the FASB issued ASU No. 2016-02, "Leases." This ASU was further updated by ASU 2018-01, "Land Easement Practical Expedient for Transition for Topic 842", ASU 2018-10, "Codification Improvements to Topic 842" and ASU 2018-11, "Targeted Improvements for Topic 842." The ASUs set out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The ASUs require lessees to adopt a right-of-use asset approach that will bring substantially all leases onto the balance sheet, with the exception of short-term leases. The subsequent accounting for this right-of-use asset will be based on a dual-model approach, under which the lease will be classified as either a finance or an operating lease. The lessor accounting model under these ASUs is similar to current guidance, but certain underlying principles in the lessor model have been aligned with the new revenue recognition standard. A practical expedient was added for lessors to elect by class of underlying assets, to account for lease and non-lease components as a single lease component if certain criteria are met. The provisions of these ASUs are effective for us as of January 1, 2019, are required to be applied on a modified retrospective approach or to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Early adoption is permitted.
Upon adoption, we plan to apply the following practical expedients:

•	The transition method in which the application date will be the beginning of the reporting period that we first apply the new guidance.

•
The practical expedient package which allows an entity not to reassess (1) whether any expired or existing contracts are or contain leases; (2) the lease classification for expired or existing leases; and (3) initial direct costs for any existing leases.

•	The practical expedient which allows an entity not to reassess whether any existing or expired land easements that were not previously accounted for as a lease or if the contract contains a lease.

•
As an accounting policy election, a lessor may choose not to separate the nonlease components from the lease components and instead account for both types of components as a single component under certain conditions.

We are in the process of evaluating the impact to our 5,100 lessor leases and other lessee leases, if any, that the adoption of this ASU will have on our consolidated financial statements. Within our lessor leases, we are entitled to receive tenant reimbursements for operating expenses such as real estate taxes, insurance and common area maintenance (“CAM”). These ASUs have defined CAM reimbursement revenue as a non-lease component, which may need to be accounted for in accordance with Topic 606 (ASU No. 2014-09 as discussed above) if certain criteria has not been met or if the non-lease component is predominate to the combined components within a contract.

We have currently identified some areas we believe may be impacted by these ASUs.

•
We have ground lease agreements in which we are the lessee for land underneath all or a portion of 12 centers and four administrative office leases that we account for as operating leases. Rental expense associated with these operating leases for the nine months ended September 30, 2018 and 2017 was $2.0 million and $2.2 million, respectively. We have one capital lease in which we are the lessee of two centers with a $21 million lease obligation. We have also identified several contracts related to office equipment and IT services which are being analyzed. We will record, if applicable, any rights and obligations under these leases as an asset and a liability in our consolidated balance sheets. Additionally, operating leases will be amortized to rent expense while any finance leases will charge a portion to both asset amortization and interest expense.

•
Determination of costs to be capitalized associated with leases. This ASU will limit the capitalization associated with certain costs, primarily certain internally-generated leasing and legal costs, of which we capitalized internal costs of $7.0 million for the nine months ended September 30, 2018, and $9.5 million for the year ended December 31, 2017. We believe we will be able to continue to capitalize internal leasing commissions that are a direct result of obtaining a lease.

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
In August 2018, the FASB issued ASU No. 2018-13, "Changes to the Disclosure Requirements for Fair Value Measurement." This ASU amends and removes several disclosure requirements including the valuation processes for Level 3 fair value measurements. The ASU also modifies some disclosure requirements and requires additional disclosures for changes in unrealized gains and losses included in other comprehensive income for recurring Level 3 fair value measurements and requires the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The provisions of ASU No. 2018-13 are effective for us as of January 1, 2020 using a prospective transition method for amendments effecting changes in unrealized gains and losses, significant unobservable inputs used to develop Level 3 fair value measurements and narrative description on uncertainty of measurements. The remaining provisions of the ASU are to be applied retrospectively, and early adoption is permitted. Although we are still assessing the impact of this ASU's adoption, we do not believe this ASU will have a material impact to our consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-14, "Changes to the Disclosure Requirements for Defined Benefit Plans." This ASU clarifies current disclosures and removes several disclosures requirements including accumulated other comprehensive income expected to be recognized over the next fiscal year and amount and timing of plan assets expected to be returned to the employer. The ASU also requires additional disclosures for the weighted-average interest crediting rates for cash balance plans and explanations for significant gains and losses related to changes in the benefit plan obligation. The provisions of ASU No. 2018-14 are effective for us as of December 31, 2020 using a retrospective basis for all periods presented, and early adoption is permitted. Although we are still assessing the impact of this ASU's adoption, we do not believe this ASU will have a material impact to our consolidated financial statements.

Note 3. Property
Our property consists of the following (in thousands):

	September 30, 2018	December 31, 2017
Land	$957,362	$1,068,022
Land held for development	57,736	69,205
Land under development	53,570	48,985
Buildings and improvements	3,045,537	3,232,074
Construction in-progress	131,309	80,573
Total	$4,245,514	$4,498,859
During the nine months ended September 30, 2018, we sold 17 centers and other property. Aggregate gross sales proceeds from these transactions approximated $381.7 million and generated gains of approximately $173.1 million, including properties previously classified as held for sale. Also, during the nine months ended September 30, 2018, we invested $54.7 million in new development projects.
At September 30, 2018, two centers, totaling $111.3 million before accumulated depreciation, were classified as held for sale. At December 31, 2017, three centers, totaling $78.7 million before accumulated depreciation, were classified as held for sale. None of these centers qualified to be reported in discontinued operations.
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

	September 30, 2018	December 31, 2017
Combined Condensed Balance Sheets
ASSETS
Property	$1,254,846	$1,241,004
Accumulated depreciation	(300,201)	(285,033)
Property, net	954,645	955,971
Other assets, net	123,247	115,743
Total Assets	$1,077,892	$1,071,714
LIABILITIES AND EQUITY
Debt, net (primarily mortgages payable)	$270,443	$298,124
Amounts payable to Weingarten Realty Investors and Affiliates	11,740	12,017
Other liabilities, net	29,597	24,759
Total Liabilities	311,780	334,900
Equity	766,112	736,814
Total Liabilities and Equity	$1,077,892	$1,071,714

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Combined Condensed Statements of Operations
Revenues, net	$33,626	$33,383	$100,322	$104,182
Expenses:
Depreciation and amortization	7,925	8,595	24,164	26,399
Interest, net	2,974	2,851	9,478	8,928
Operating	6,001	5,727	18,074	17,655
Real estate taxes, net	4,728	4,775	14,861	14,494
General and administrative	253	(139)	573	523
Provision for income taxes	33	30	106	77
Total	21,914	21,839	67,256	68,076
Gain on dispositions	4,052	67	9,491	3,963
Net income	$15,764	$11,611	$42,557	$40,069
Our investment in real estate joint ventures and partnerships, as reported in our Condensed Consolidated Balance Sheets, differs from our proportionate share of the entities' underlying net assets due to basis differences, which arose upon the transfer of assets to the joint ventures. The net positive basis differences, which totaled $4.4 million and $2.2 million at September 30, 2018 and December 31, 2017, respectively, are generally amortized over the useful lives of the related assets.
For the nine months ended September 30, 2018, a center was sold through a series of partial sales with gross sales proceeds of approximately $33.9 million, of which our share of the gain, included in equity earnings in real estate joint ventures and partnerships, totaled $6.3 million.
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
Note 5. Debt
Our debt consists of the following (in thousands):

	September 30, 2018	December 31, 2017
Debt payable, net to 2038 (1)	$1,707,983	$1,996,007
Debt service guaranty liability	64,145	64,145
Obligations under capital leases	21,000	21,000
Total	$1,793,128	$2,081,152
_______________

(1)	At September 30, 2018, interest rates ranged from 3.3% to 7.0% at a weighted average rate of 4.0%. At December 31, 2017, interest rates ranged from 2.6% to 7.9% at a weighted average rate of 4.0%.

The allocation of total debt between fixed and variable-rate as well as between secured and unsecured is summarized below (in thousands):

	September 30, 2018	December 31, 2017
As to interest rate (including the effects of interest rate contracts):
Fixed-rate debt	$1,775,381	$2,063,263
Variable-rate debt	17,747	17,889
Total	$1,793,128	$2,081,152
As to collateralization:
Unsecured debt	$1,455,225	$1,667,462
Secured debt	337,903	413,690
Total	$1,793,128	$2,081,152
We maintain a $500 million unsecured revolving credit facility, which was amended and extended on March 30, 2016. This facility expires in March 2020, provides for two consecutive six-month extensions upon our request, and borrowing rates that float at a margin over LIBOR plus a facility fee. At both September 30, 2018 and December 31, 2017, the borrowing margin and facility fee, which are priced off a grid that is tied to our senior unsecured credit ratings, were 90 and 15 basis points, respectively. The facility also contains a competitive bid feature that allows us to request bids for up to $250 million. Additionally, an accordion feature allows us to increase the facility amount up to $850 million.
Additionally, we have a $10 million unsecured short-term facility, which was amended and extended on March 27, 2018, that we maintain for cash management purposes, which matures in March 2019. At both September 30, 2018 and December 31, 2017, the facility provided for fixed interest rate loans at a 30-day LIBOR rate plus a borrowing margin, facility fee and an unused facility fee of 125, 10, and 5 basis points, respectively.
The following table discloses certain information regarding our unsecured notes payable under our credit facilities (in thousands, except percentages):

	September 30, 2018	December 31, 2017
Unsecured revolving credit facility:
Balance outstanding	$—	$—
Available balance	497,946	493,610
Letters of credit outstanding under facility	2,054	6,390
Variable interest rate (excluding facility fee)	—%	—%
Unsecured short-term facility:
Balance outstanding	$—	$—
Variable interest rate (excluding facility fee)	—%	—%
Both facilities:
Maximum balance outstanding during the period	$26,500	$245,000
Weighted average balance	1,373	133,386
Year-to-date weighted average interest rate (excluding facility fee)	2.8%	1.8%
Related to a development project in Sheridan, Colorado, we have provided a guaranty for the payment of any debt service shortfalls until a coverage rate of 1.4x is met on tax increment revenue bonds issued in connection with the project. The bonds are to be repaid with incremental sales and property taxes and a public improvement fee (“PIF”) to be assessed on current and future retail sales and, to the extent necessary, any amounts we may have to provide under a guaranty. The incremental taxes and PIF are to remain intact until the earlier of the date the bond liability has been paid in full or 2040. Therefore, a debt service guaranty liability equal to the fair value of the amounts funded under the bonds was recorded. As of both September 30, 2018 and December 31, 2017, we had $64.1 million outstanding for the debt service guaranty liability.

During the nine months ended September 30, 2018, we prepaid, without penalty, our $200 million unsecured variable-rate term loan, swapped to a fixed rate of 2.5%, and terminated the associated interest rate swap contracts (see Note 6 for additional information). Additionally during the nine months ended September 30, 2018, we paid at par $51.0 million of outstanding debt. These transactions resulted in a net gain upon their extinguishment of $.4 million, excluding the effect of the swap termination (see Note 6 for additional information).
Various leases and properties, and current and future rentals from those leases and properties, collateralize certain debt. At September 30, 2018 and December 31, 2017, the carrying value of such assets aggregated $.6 billion and $.7 billion, respectively. Additionally at September 30, 2018, investments of $5.2 million are held as collateral for letters of credit totaling $5.0 million.
Scheduled principal payments on our debt (excluding $21.0 million of certain capital leases, $(4.8) million net premium/(discount) on debt, $(7.2) million of deferred debt costs, $1.9 million of non-cash debt-related items, and $64.1 million debt service guaranty liability) are due during the following years (in thousands):

2018 remaining	$1,599
2019	72,962
2020	5,296
2021	18,434
2022	307,922
2023	347,815
2024	252,153
2025	293,807
2026	277,291
2027	38,288
Thereafter	102,594
Total	$1,718,161
Our various debt agreements contain restrictive covenants, including minimum interest and fixed charge coverage ratios, minimum unencumbered interest coverage ratios, minimum net worth requirements and maximum total debt levels. We are not aware of any non-compliance with our public debt and revolving credit facility covenants as of September 30, 2018.
Note 6. Derivatives and Hedging
The fair value of all our interest rate swap contracts was reported as follows (in thousands):

	Assets		Liabilities
	Balance Sheet Location	Amount	Balance Sheet Location	Amount
Designated Hedges:
September 30, 2018	Other Assets, net	$—	Other Liabilities, net	$—
December 31, 2017	Other Assets, net	2,035	Other Liabilities, net	—

The gross presentation, the effects of offsetting for derivatives with the right to offset under master netting agreements and the net presentation of our interest rate swap contracts is as follows (in thousands):

				Gross Amounts Not Offset in Balance Sheet
	Gross Amounts Recognized	Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
September 30, 2018
Assets	$—	$—	$—	$—	$—	$—
December 31, 2017
Assets	2,035	—	2,035	—	—	2,035
Cash Flow Hedges
As of September 30, 2018, we had no active interest rate swap contracts. During the nine months ended September 30, 2018, associated with the prepayment of an unsecured note, we terminated three interest rate swap contracts that had an aggregate notional amount of $200 million, and we recognized a $3.4 million gain due to the probability that the related hedged forecasted transactions would no longer occur.
As of December 31, 2017, we had three interest rate swap contracts, maturing through March 1, 2020, with an aggregate notional amount of $200 million that were designated as cash flow hedges and fixed the LIBOR component of the interest rates at 1.5%.
As of September 30, 2018 and December 31, 2017, the net gain balance in accumulated other comprehensive loss relating to previously terminated cash flow interest rate swap contracts was $4.7 million and $7.4 million, respectively, which will be reclassified to net interest expense as interest payments are made on the originally hedged debt. Within the next 12 months, approximately $.9 million in accumulated other comprehensive loss is expected to be reclassified as a reduction to interest expense related to our interest rate contracts.
A summary of cash flow interest rate swap contract hedging activity is as follows (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of (Gain) Loss Recognized in Other Comprehensive Income (Loss) on Derivative	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income as a Result That a Forecasted Transaction is No Longer Probable of Occurring	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income as a Result That a Forecasted Transaction is No Longer Probable of Occurring	Total Amount of Interest Expense, net Presented in the Condensed Consolidated Statement of Operations
Three Months Ended September 30, 2018	$—	Interest expense, net	$224	Interest expense, net	$—	$(15,996)
Nine Months Ended September 30, 2018	(1,379)	Interest expense, net	688	Interest expense, net	3,390	(47,685)
Three Months Ended September 30, 2017	(77)	Interest expense, net	90	Interest expense, net	—	(19,850)
Nine Months Ended September 30, 2017	29	Interest expense, net	(74)	Interest expense, net	—	(61,405)

Note 7. Common Shares of Beneficial Interest
We have a $200 million share repurchase plan where we may repurchase common shares of beneficial interest ("common shares") from time-to-time in open-market or in privately negotiated purchases. The timing and amount of any shares repurchased will be determined by management based on its evaluation of market conditions and other factors. The repurchase plan may be suspended or discontinued at any time, and we have no obligations to repurchase any amount of our common shares under the plan.
During the nine months ended September 30, 2018, we repurchased .7 million common shares at an average price of $27.10 per share. At September 30, 2018 and as of the date of this filing, $181.5 million of common shares remained available to be repurchased under this plan.
Note 8. Impairment
The following impairment charges were recorded on the following assets based on the difference between the carrying amount of the assets and the estimated fair value (see Note 16 for additional fair value information) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Continuing operations:
Properties held for sale, under contract for sale or sold (1)	$2,398	$—	$2,398	$12,198
Land held for development and undeveloped land (1)	—	—	—	2,719
Other	—	—	—	95
Total impairment charges	2,398	—	2,398	15,012
Other financial statement captions impacted by impairment:
Net income attributable to noncontrolling interests	—	—	—	24
Net impact of impairment charges	$2,398	$—	$2,398	$15,036
___________________

(1)	Amounts reported were based on changes in management's plans for the properties, third party offers, recent comparable market transactions and/or a change in market conditions.
Note 9. Supplemental Cash Flow Information
Cash, cash equivalents and restricted cash equivalents consists of the following (in thousands):

	September 30, 2018	September 30, 2017
Cash and cash equivalents	$24,412	$39,246
Restricted deposits and mortgage escrows (see Note 1)	22,369	4,973
Total	$46,781	$44,219
Non-cash investing and financing activities are summarized as follows (in thousands):

	Nine Months Ended September 30,
	2018	2017
Accrued property construction costs	$9,081	$5,367
Increase in equity associated with deferred compensation plan	—	44,758

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Income from continuing operations	$36,195	$35,894	$109,037	$93,496
Gain on sale of property	17,079	38,579	173,077	86,566
Net income attributable to noncontrolling interests	(10,293)	(1,844)	(14,020)	(12,755)
Net income attributable to common shareholders - basic	42,981	72,629	268,094	167,307
Income attributable to operating partnership units	—	515	1,584	1,567
Net income attributable to common shareholders - diluted	$42,981	$73,144	$269,678	$168,874
Denominator:
Weighted average shares outstanding – basic	127,525	127,801	127,651	127,734
Effect of dilutive securities:
Share options and awards	792	844	809	877
Operating partnership units	—	1,432	1,432	1,450
Weighted average shares outstanding – diluted	128,317	130,077	129,892	130,061
Anti-dilutive securities of our common shares, which are excluded from the calculation of earnings per common share – diluted, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Share options (1)	—	207	—	—
Operating partnership units	1,432	—	—	—
Total anti-dilutive securities	1,432	207	—	—
_______________

(1)	Exclusion results as exercise prices were greater than the average market price for each respective period.
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

The fair value of the market-based share awards was estimated on the date of grant using a Monte Carlo valuation model based on the following assumptions:

	Nine Months Ended September 30, 2018
	Minimum	Maximum
Dividend yield	0.0%	5.5%
Expected volatility (1)	18.5%	20.4%
Expected life (in years)	N/A	3
Risk-free interest rate	1.8%	2.4%
_______________
(1)    Includes the volatility of the FTSE NAREIT U.S. Shopping Center Index and Weingarten Realty Investors.
A summary of the status of unvested share awards for the nine months ended September 30, 2018 is as follows:

	Unvested Share Awards	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2018	619,606	$33.81
Granted:
Service-based awards	133,125	28.12
Market-based awards relative to FTSE NAREIT U.S. Shopping Center Index	60,909	29.69
Market-based awards relative to three-year absolute TSR	60,908	13.68
Trust manager awards	34,328	27.95
Vested	(226,448)	33.63
Forfeited	(9,605)	32.40
Outstanding, September 30, 2018	672,823	$30.27
As of September 30, 2018 and December 31, 2017, there was approximately $2.3 million and $2.2 million, respectively, of total unrecognized compensation cost related to unvested share awards, which is expected to be amortized over a weighted average of 1.7 years at both September 30, 2018 and December 31, 2017.
Note 12. Employee Benefit Plans
Defined Benefit Plan
We sponsor a noncontributory qualified retirement plan. The components of net periodic benefit cost for this plan are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Service cost	$319	$278	$976	$926
Interest cost	666	482	1,505	1,527
Expected return on plan assets	(1,192)	(760)	(2,605)	(2,323)
Amortization of net loss	325	365	903	1,111
Total	$118	$365	$779	$1,241
The components of net periodic benefit cost other than the service cost component are included in Interest and Other Income/Expense in the Condensed Consolidated Statements of Operations.

For the nine months ended September 30, 2018 and 2017, we contributed $1.0 million and $2.5 million to the qualified retirement plan, respectively. Currently, we do not anticipate making any additional contributions to this plan during 2018.
Defined Contribution Plans
Compensation expense related to our defined contribution plans was $.9 million for both the three months ended September 30, 2018 and 2017, and $2.8 million and $3.0 million for the nine months ended September 30, 2018 and 2017, respectively.
Note 13. Related Parties
Through our management activities and transactions with our real estate joint ventures and partnerships, we had net accounts receivable of $.7 million and $2.0 million outstanding as of September 30, 2018 and December 31, 2017, respectively. We also had accounts payable and accrued expenses of $.3 million and $.4 million outstanding as of September 30, 2018 and December 31, 2017, respectively. We recorded joint venture fee income included in Other Revenue for the three months ended September 30, 2018 and 2017 of $1.3 million and $1.4 million, respectively, and $4.6 million and $4.4 million for the nine months ended September 30, 2018 and 2017, respectively.
Note 14. Commitments and Contingencies
Commitments and Contingencies
As of September 30, 2018 and December 31, 2017, we participated in two real estate ventures structured as DownREIT partnerships that have centers in Arkansas, North Carolina and Texas. We have operating and financial control over these ventures and consolidate them in our condensed consolidated financial statements. These ventures allow the outside limited partners to put their interest in the partnership to us, and we have the option to redeem the interest in cash or a fixed number of our common shares, at our discretion. We also participate in a real estate venture that has a property in Texas that allows its outside partner to put operating partnership units to us. We have the option to redeem these units in cash or a fixed number of our common shares, at our discretion. The aggregate redemption value of these interests was approximately $43 million and $47 million as of September 30, 2018 and December 31, 2017, respectively.
As of September 30, 2018, we have entered into commitments aggregating $211.0 million comprised principally of construction contracts which are generally due in 12 to 36 months.
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
Note 15. Variable Interest Entities
Consolidated VIEs:
At both September 30, 2018 and December 31, 2017, nine of our real estate joint ventures, whose activities primarily consisted of owning and operating 21 and 22 neighborhood/community shopping centers, respectively, were determined to be VIEs. Based on a financing agreement by one of our real estate joint ventures that has a bottom dollar guaranty, which is disproportionate to our ownership, we have determined that we are the primary beneficiary and have consolidated this joint venture. For the remaining real estate joint ventures, we concluded we are the primary beneficiary based primarily on our significant power to direct the entities' activities without any substantive kick-out or participating rights.
A summary of our consolidated VIEs is as follows (in thousands):

	September 30, 2018	December 31, 2017
Assets Held by VIEs	$227,164	$235,713
Assets Held as Collateral for Debt (1)	40,665	42,979
Maximum Risk of Loss (1)	29,784	29,784
___________________

(1)	Represents the amount of debt and related assets held as collateral associated with the bottom dollar guaranty at one real estate joint venture.
Restrictions on the use of these assets can be significant because they may serve as collateral for debt. Further, we are generally required to obtain our partner's approval in accordance with the joint venture agreement for any major transactions. Transactions with these joint ventures on our condensed consolidated financial statements have primarily been positive as demonstrated by the generation of net income and operating cash flows, as well as the receipt of cash distributions. We and our partners are subject to the provisions of the joint venture agreements which include provisions for when additional contributions may be required to fund operating cash shortfalls, development expenditures and unplanned capital expenditures. For both the nine months ended September 30, 2018 and 2017, we made $.1 million in additional contributions primarily to fund an operating shortfall, and no additional contributions are currently anticipated to be made during the remainder of 2018.
Unconsolidated VIEs:
At both September 30, 2018 and December 31, 2017, two unconsolidated real estate joint ventures were determined to be VIEs. We have determined that one entity was a VIE through the issuance of a secured loan, since the lender had the ability to make decisions that could have a significant impact on the success of the entity. Based on the associated agreements for the future development of a mixed-use project, we concluded that the other entity was a VIE, but we are not the primary beneficiary as the substantive participating rights associated with the entity are shared, and we do not have the power to direct the significant activities of the entity. Our analysis considered that all major decisions require unanimous member consent and those decisions include significant activities such as development, financing, leasing and operations of the entity.

A summary of our unconsolidated VIEs is as follows (in thousands):

	September 30, 2018	December 31, 2017
Investment in Real Estate Joint Ventures and Partnerships, net (1)	$63,408	$36,784
Other Liabilities, net (2)	5,656	5,799
Maximum Risk of Loss (3)	34,000	34,000
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

(3)
The maximum risk of loss has been determined to be limited to our debt exposure for the real estate joint ventures. Additionally, our investment, including contributions and distributions, associated with a mixed-use project is disclosed in (1) above.

We and our partners are subject to the provisions of the joint venture agreements that specify conditions, including operating shortfalls, development expenditures and unplanned capital expenditures, under which additional contributions may be required. With respect to our future development of a mixed-used project, we anticipate future funding of approximately $69 million through 2020.
Note 16. Fair Value Measurements
Recurring Fair Value Measurements:
Assets and liabilities measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017, aggregated by the level in the fair value hierarchy in which those measurements fall, are as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at September 30, 2018
Assets:
Cash equivalents, primarily money market funds (1)	$16,842			$16,842
Restricted cash, primarily commercial paper and mutual funds (1)	6,939			6,939
Investments, mutual funds held in a grantor trust (1)	33,191			33,191
Investments, mutual funds (1)	7,783			7,783
Total	$64,755	$—	$—	$64,755
Liabilities:
Deferred compensation plan obligations	$33,191			$33,191
Total	$33,191	$—	$—	$33,191
___________________
(1) For the three and nine months ended September 30, 2018, a gain of $1.2 million and $3.9 million, respectively, was included in Interest and Other Income/Expense, of which $.8 million and $.4 million represented an unrealized gain, respectively.

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
Assets measured at fair value on a nonrecurring basis at September 30, 2018 aggregated by the level in the fair value hierarchy in which those measurements fall, are as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value	Total Gains (Losses)
Property (1)		$9,292		$9,292	$(1,950)
Property held for sale (2)		39,193		39,193	(448)
Total	$—	$48,485	$—	$48,485	$(2,398)
____________

(1)
In accordance with our policy of evaluating and recording impairments on the disposal of long-lived assets, property with a carrying amount of $11.3 million was written down to a fair value of $9.3 million, resulting in a loss of $2.0 million, which was included in earnings for the period. Management’s estimate of fair value of this property was determined using a bona fide purchase offer for the Level 2 inputs.

(2)
Property held for sale with a carrying amount of $39.6 million was written down to a fair value of $39.2 million, net of costs to sell, resulting in a loss of $.4 million, which was included in earnings for the period. Management's estimate of the fair value of this property was determined using a bona fide purchase offer for the Level 2 inputs.

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
Schedule of our fair value disclosures is as follows (in thousands):

	September 30, 2018			December 31, 2017
	Carrying Value	Fair Value Using Significant Other Observable Inputs (Level 2)	Fair Value Using Significant Unobservable Inputs (Level 3)	Carrying Value	Fair Value Using Significant Other Observable Inputs (Level 2)	Fair Value Using Significant Unobservable Inputs (Level 3)
Other Assets:
Tax increment revenue bonds (1)	$22,097		$25,000	$22,097		$25,000
Investments, held to maturity (2)	3,000	$2,984		4,489	$4,479
Debt:
Fixed-rate debt	1,775,381		1,760,863	2,063,263		2,109,658
Variable-rate debt	17,747		18,303	17,889		16,393
_______________

(1)	At September 30, 2018 and December 31, 2017, the credit loss balance on our tax increment revenue bonds was $31.0 million.

(2)	Investments held to maturity are recorded at cost. As of September 30, 2018 and December 31, 2017, these investments had unrealized losses of $16 thousand and $10 thousand, respectively.

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
We operate a portfolio of rental properties, primarily neighborhood and community shopping centers, totaling approximately 37.4 million square feet of gross leaseable area that is either owned by us or others. We have a diversified tenant base with our largest tenant comprising only 2.6% of base minimum rental revenues during the first nine months of 2018.
At September 30, 2018, we owned or operated under long-term leases, either directly or through our interest in real estate joint ventures or partnerships, a total of 185 properties, which are located in 17 states spanning the country from coast to coast.
We also owned interests in 25 parcels of land held for development that totaled approximately 14.6 million square feet at September 30, 2018.

We had approximately 5,100 leases with 3,500 different tenants at September 30, 2018. Leases for our properties range from less than a year for smaller spaces to over 25 years for larger tenants. Rental revenues generally include minimum lease payments, which often increase over the lease term, reimbursements of property operating expenses, including real estate taxes, and additional rent payments based on a percentage of the tenants’ sales. Our anchor tenants are supermarkets, value-oriented apparel/discount stores and other retailers or service providers who generally sell basic necessity-type goods and services. Although there is a broad shift in shopping patterns, including internet shopping that continues to affect our tenants, we believe our anchor tenants that drive foot traffic, combined with convenient locations, attractive and well-maintained properties, high quality retailers and a strong tenant mix, should lessen the effects of these conditions and maintain the viability of our portfolio.
Our goal is to remain a leader in owning and operating top-tier neighborhood and community shopping centers in certain markets of the United States. Our strategic initiatives include: (1) raising net asset value and cash flow through quality acquisitions, redevelopments and new developments, (2) maintaining a strong, flexible consolidated balance sheet and a well-managed debt maturity schedule, (3) growing net operating income from our existing portfolio by increasing occupancy and rental rates and (4) owning quality shopping centers in preferred locations that attract strong tenants. We believe these initiatives will keep our portfolio of properties among the strongest in our sector. Due to current capitalization rates in the market along with the uncertainty of the impact of increasing interest rates and various other market conditions, we intend to continue to be very prudent in our evaluation of all new investment opportunities. We believe the pricing of assets that no longer meet our ownership criteria remains reasonably stable while the price of our common shares has dropped well below our net asset value. Given these conditions, we have focused on dispositions of properties with risk factors that impact our willingness to own them going forward and utilized the proceeds to repurchase common shares, pay down our debt and fund both our new development and redevelopment projects.
As we discussed above, we continuously recycle non-core operating centers that no longer meet our ownership criteria and that will provide capital for growth opportunities. During the nine months ended September 30, 2018, we disposed of real estate assets, which were owned by us either directly or through our interest in real estate joint ventures or partnerships, with our share of aggregate gross sales proceeds totaling $393.9 million. For 2018, we believe we will complete dispositions in amounts between $525 million to $625 million, and we have approximately $418 million of dispositions currently under contracts or letters of intent; however, there are no assurances that these transactions will close at such prices or at all. Looking ahead to 2019, we currently intend to continue to opportunistically take advantage of the market conditions; however, we expect the volume of dispositions will significantly decrease from those in 2018.
We intend to continue to actively seek acquisition properties that meet our return hurdles and to actively evaluate other opportunities as they enter the market. Due to the immense amount of capital available in the market, it has been difficult to participate at price points that meet our investment criteria. For 2018, we expect to complete acquisition investments in a range from $25 million to $75 million; however, there are no assurances that this will actually occur.
We intend to continue to focus on identifying new development projects as another source of growth, as well as continue to look for redevelopment opportunities. Although we have begun the development of mixed-use projects, the opportunities for additional new development projects are limited at this time due to a lack of demand for new retail space. During the nine months ended September 30, 2018, we invested $73.4 million in three mixed-use new development projects that are partially or wholly owned and a 30-story, high-rise residential tower at our River Oaks Shopping Center in Houston, Texas. Also during the nine months ended September 30, 2018, we invested $28.7 million in 14 redevelopment projects that were partially or wholly owned. For 2018, we expect to invest in new development and redevelopments in the range of $125 million to $175 million, but we can give no assurances that this will actually occur.
We strive to maintain a strong, conservative capital structure which should provide ready access to a variety of attractive long and short-term capital sources. We carefully balance lower cost, short-term financing with long-term liabilities associated with acquired or developed long-term assets. We continue to look for transactions that will strengthen our consolidated balance sheet and further enhance our access to various sources of capital, while reducing our cost of capital. Due to the variability in the capital markets, there can be no assurance that favorable pricing and availability will be available in the future. During the first nine months of 2018, we paid down debt totaling $251.0 million and repurchased $18.5 million of our common shares. These transactions were funded with proceeds from our disposition program and cash generated from operations to further strengthen our balance sheet.

Operational Metrics
In assessing the performance of our centers, management carefully monitors various operating metrics of the portfolio. As a result of our strong leasing activity and low tenant fallout, the operating metrics of our portfolio remained strong through the first nine months of 2018 as we focused on increasing rental rates and same property net operating income ("SPNOI" and see Non-GAAP Financial Measures for additional information). Our portfolio delivered solid operating results with:

•	occupancy of 94.4% at September 30, 2018;

•	an increase of 2.2% in SPNOI that includes redevelopments for the three months ended September 30, 2018 over the same period of 2017; and

•	rental rate increases of 12.7% for new leases and 5.9% for renewals during the three months ended September 30, 2018.
Below are performance metrics associated with our signed occupancy, SPNOI growth and leasing activity on a pro rata basis:

	September 30,
	2018	2017
Anchor (space of 10,000 square feet or greater)	96.6%	97.7%
Non-Anchor	91.0%	90.4%
Total Occupancy	94.4%	94.8%

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
SPNOI Growth (including Redevelopments) (1)	2.2%	2.2%
_______________

(1)	See Non-GAAP Financial Measures for a definition of the measurement of SPNOI and a reconciliation to operating income within this section of Item 2.

	Number of Leases	Square Feet ('000's)	Average New Rent per Square Foot ($)	Average Prior Rent per Square Foot ($)	Average Cost of Tenant Improvements per Square Foot ($)	Change in Base Rent on Cash Basis
Leasing Activity:
Three Months Ended September 30, 2018
New leases (1)	36	77	$28.22	$25.04	$26.78	12.7%
Renewals	156	550	19.03	17.97	.07	5.9%
Not comparable spaces	23	52
Total	215	679	$20.16	$18.84	$3.34	7.0%

Nine Months Ended September 30, 2018
New leases (1)	139	349	$25.26	$22.31	$39.27	13.2%
Renewals	456	2,055	18.08	17.01	.05	6.3%
Not comparable spaces	74	237
Total	669	2,641	$19.13	$17.78	$5.75	7.6%
_______________

(1)	Average external lease commissions per square foot for the three and nine months ended September 30, 2018 were $6.45 and $5.45, respectively.

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
While we anticipate occupancy to remain comparable through year end, we may experience some fluctuations due to announced bankruptcies and the repositioning of those spaces in the future. A reduction in quality retail space available, as well as continued retailer demand, contributed to the increase in overall rental rates on a same-space basis as we completed new leases and renewed existing leases; however, the magnitude of these increases decreased in comparison to previous periods due to, among other factors, a recent shift in negotiating leverage to the tenant. We expect rental rates to continue to increase and the funding of tenant improvements and allowances could increase; however, the variability in the mix of leasing transactions as to size of space, market, use and other factors may impact the magnitude of these increases, both positively and negatively. Leasing volume is anticipated to fluctuate due to the uncertainty in tenant fallouts related to bankruptcies and tenant non-renewals. Our expectation is that SPNOI growth including redevelopments will be at the lower end of our guidance range of 2.5% to 3.5% for 2018 assuming no significant tenant bankruptcies, although there are no assurances that this will occur.
New Development/Redevelopment
At September 30, 2018, we had three mixed-use projects in various stages of development that were partially or wholly owned and a 30-story, high-rise residential tower at our River Oaks Shopping Center in Houston, Texas. We have funded $217.5 million through September 30, 2018 on these projects, and we estimate our aggregate net investment upon completion to be $513.0 million. Overall, the average projected stabilized return on investment for these multi-use properties, that include retail, office and residential components, is expected to approximate 5.5% upon completion.
We have 14 redevelopment projects in which we plan to invest approximately $78.2 million. Upon completion, the average projected stabilized return on our incremental investment on these redevelopment projects is expected to be between 8.0% and 14.0%.
We had approximately $57.7 million in land held for development at September 30, 2018 that may either be developed or sold. While we are experiencing some interest from retailers and other market participants in our land held for development, opportunities for economically viable developments remain limited. We intend to continue to pursue additional development and redevelopment opportunities in multiple markets; however, finding the right opportunities remains challenging.
Acquisitions
Acquisitions are a key component of our long-term growth strategy. The availability of quality acquisition opportunities in the market remains sporadic in our targeted markets. Intense competition, along with a decline in the volume of high-quality core properties in the market, has driven pricing to very high levels. We intend to remain disciplined in approaching these opportunities, pursuing only those that provide appropriate risk-adjusted returns.
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
Results of Operations
Comparison of the Three Months Ended September 30, 2018 to the Three Months Ended September 30, 2017
The following table is a summary of certain items in income from continuing operations from our Condensed Consolidated Statements of Operations, which we believe represent items that significantly changed during the three months ended September 30, 2018 as compared to the same period in 2017:

	Three Months Ended September 30,
	2018	2017	Change	% Change
Revenues	$128,790	$144,110	$(15,320)	(10.6)%
Depreciation and amortization	38,042	41,509	(3,467)	(8.4)
Operating expenses	22,555	27,813	(5,258)	(18.9)
Impairment loss	2,398	—	2,398	NA
Interest expense, net	15,996	19,850	(3,854)	(19.4)
Equity in earnings of real estate joint ventures and partnerships, net	8,022	5,219	2,803	53.7
Revenues
The decrease in revenues of $15.3 million is primarily attributable to the impact of dispositions that totaled $16.1 million. Offsetting this decrease, the existing portfolio, including new development and redevelopment properties, contributed $.8 million due to increases in rental rates and changes in occupancy.
Depreciation and Amortization
The decrease in depreciation and amortization of $3.5 million is primarily attributable to the impact of dispositions between the respective periods.
Operating Expenses
The decrease in operating expenses of $5.3 million is primarily attributable to dispositions and other fees of $2.1 million, $1.3 million in management fees associated primarily with a reduction in compensation expense, $1.4 million in insurance costs associated primarily with hurricane and general liability claims and $.5 million in costs associated with the deferred compensation plan.
Impairment Loss
The impairment loss in 2018 is associated with two centers that are held or under contract for sale.

Interest Expense, net
Net interest expense decreased $3.9 million or 19.4%. The components of net interest expense were as follows (in thousands):

	Three Months Ended September 30,
	2018	2017
Gross interest expense	$17,492	$20,577
Amortization of debt deferred costs, net	869	985
Over-market mortgage adjustment	(81)	(301)
Capitalized interest	(2,284)	(1,411)
Total	$15,996	$19,850
The decrease in net interest expense is primarily attributable to a reduction in the weighted average debt outstanding due to the pay down of debt with proceeds from our dispositions and cash generated from operations. For the three months ended September 30, 2018, the weighted average debt outstanding was $1.8 billion at a weighted average interest rate of 4.0% as compared to $2.2 billion outstanding at a weighted average interest rate of 3.8% in the same period of 2017. Also the increase in capitalized interest of $.9 million is associated with an increase in new development activities.
Equity in Earnings of Real Estate Joint Ventures and Partnerships, net
The increase in net equity earnings of real estate joint ventures and partnerships of $2.8 million is primarily attributable with gains on dispositions between the respective periods.
Comparison of the Nine Months Ended September 30, 2018 to the Nine Months Ended September 30, 2017
The following table is a summary of certain items in income from continuing operations from our Condensed Consolidated Statements of Operations, which we believe represent items that significantly changed during the nine months ended September 30, 2018 as compared to the same period in 2017:

	Nine Months Ended September 30,
	2018	2017	Change	% Change
Revenues	$403,328	$433,796	$(30,468)	(7.0)%
Operating expenses	69,929	83,944	(14,015)	(16.7)
Real estate taxes, net	52,706	57,783	(5,077)	(8.8)
Impairment loss	2,398	15,012	(12,614)	(84.0)
General and administrative expenses	17,715	20,252	(2,537)	(12.5)
Interest expense, net	47,685	61,405	(13,720)	(22.3)
(Provision) benefit for income taxes	(1,368)	2,035	(3,403)	167.2
Revenues
The decrease in revenues of $30.5 million is primarily attributable to the impact of dispositions that totaled $47.3 million. Offsetting this decrease, the existing portfolio, including new development and redevelopment properties, contributed $6.7 million due to increases in rental rates and changes in occupancy. We also realized a $10.1 million increase associated with the write-off of a below-market lease intangible from the termination of a tenant's lease.
Operating Expenses
The decrease in operating expenses of $14.0 million is primarily attributable to dispositions and other fees of $5.4 million, a $3.1 million lease termination fee paid in 2017, $3.4 million in management fees associated primarily with a reduction in compensation expense, $1.0 million in insurance costs associated primarily with hurricane and general liability claims and $1.1 million in costs associated with the deferred compensation plan.
Real Estate Taxes, net
The decrease in net real estate taxes of $5.1 million is primarily attributable to the impact of dispositions between the respective periods.

Impairment Loss
The decrease in impairment loss of $12.6 million is primarily attributable to losses recognized in 2017. The impairment loss in 2018 is associated with two centers that are held or under contract for sale as compared to the losses in 2017 associated with the disposition of four centers, one 50% unconsolidated joint venture interest and the disposition of an unimproved land parcel.
General and Administrative Expenses
The decrease in general and administrative expenses of $2.5 million is primarily attributable to a reduction in salary expense associated with a decrease in restricted share compensation due to unanticipated reductions in our share valuation, as well as a reduction in personnel.
Interest Expense, net
Net interest expense decreased $13.7 million or 22.3%. The components of net interest expense were as follows (in thousands):

	Nine Months Ended September 30,
	2018	2017
Gross interest expense	$54,477	$62,614
Gain on extinguishment of debt including related swap activity	(3,759)	—
Amortization of debt deferred costs, net	2,672	2,903
Over-market mortgage adjustment	(318)	(798)
Capitalized interest	(5,387)	(3,314)
Total	$47,685	$61,405
The decrease in net interest expense is primarily attributable to a reduction in the weighted average debt outstanding due to the pay down of debt with proceeds from dispositions and cash generated from operations, and a $3.8 million gain on extinguishment of debt during 2018, which includes the effect of a swap termination. For the nine months ended September 30, 2018, the weighted average debt outstanding was $1.9 billion at a weighted average interest rate of 4.0% as compared to $2.3 billion outstanding at a weighted average interest rate of 3.8% in the same period of 2017. Also the increase in capitalized interest of $2.1 million is associated with an increase in new development activities.
(Provision) Benefit for Income Taxes
The increase of $3.4 million in the provision for income taxes is attributable primarily to disposition activities with $3.0 million of the increase from our taxable REIT subsidiary and $.4 million associated with state taxes. The increase at our taxable REIT subsidiary was due primarily from the tax benefit in 2017 of $2.9 million associated with impairment losses and an NOL carryforward.
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

As of September 30, 2018, we had available borrowing capacity of $497.9 million under our unsecured revolving credit facility, and our debt maturities for the remainder of 2018 total $1.6 million. As of September 30, 2018, we had cash and cash equivalents available of $24.4 million. During the first nine months of 2018, we used excess cash on hand to prepay our $200 million unsecured term loan, to repay $51.0 million of outstanding debt, which included $14.2 million of unsecured debt purchased on the open market, to repurchase $18.5 million of our common shares and to invest $98.4 million in new development and redevelopment projects. Currently, we anticipate our disposition activities to continue and estimate between $525 million to $625 million in dispositions for all of 2018. Our disposition program has resulted in significant gains that will require the payment of a special dividend before January 31, 2019 in order to retain our REIT status. The amount of this special dividend can vary significantly depending on the remaining disposition activity and other factors through the end of 2018. However, based upon the sales completed to-date and expected sales activity in the last quarter of the year given current market conditions, we currently expect that our special dividend will range from $160 million to $185 million.
We believe net proceeds from planned capital recycling, combined with our available capacity under the revolving credit and short-term borrowing facilities, will provide adequate liquidity to fund our capital needs, including acquisitions, redevelopments, new development activities and special dividends. In the event our capital recycling program does not progress as expected, we believe other debt and equity alternatives are available to us. Although external market conditions are not within our control, we do not currently foresee any impediments to our entering the capital markets if needed.
During the nine months ended September 30, 2018, aggregate gross sales proceeds from our dispositions totaled $393.9 million, which were owned by us either directly or through our interest in real estate joint ventures or partnerships. Operating cash flows from assets disposed are included in net cash from operating activities in our Condensed Consolidated Statements of Cash Flows, while proceeds from these disposals are included as investing activities.
We have non-recourse debt secured by acquired or developed properties held in several of our real estate joint ventures and partnerships. At September 30, 2018, off-balance sheet mortgage debt for our unconsolidated real estate joint ventures and partnerships totaled $270.4 million, of which our pro rata ownership was $89.9 million. Scheduled principal mortgage payments on this debt, excluding deferred debt costs and non-cash related items totaling $(.9) million, at 100% are as follows (in millions):

2018 remaining	$1.6
2019	5.8
2020	71.0
2021	173.0
2022	2.1
Thereafter	17.8
Total	$271.3
We generally have the right to sell or otherwise dispose of our assets except in certain cases where we are required to obtain our joint venture partners’ consent or a third party consent for assets held in special purpose entities that are 100% owned by us.
Investing Activities
Dispositions
During the nine months ended September 30, 2018, we sold 17 centers and other property, including real estate assets owned through our interest in unconsolidated real estate joint ventures and partnerships. Our share of aggregate gross sales proceeds from these transactions totaled $393.9 million and generated our share of the gains of approximately $168.7 million.
New Development/Redevelopment
At September 30, 2018, we had three mixed-use projects under development and a 30-story, high-rise residential tower at our River Oaks Shopping Center with approximately .3 million of total square footage for retail and office space and 962 residential units, that were partially or wholly owned. We have funded $217.5 million through September 30, 2018 on these projects. Upon completion, we expect our aggregate net investment in these multi-use projects to be $513.0 million.

At September 30, 2018, we had 14 redevelopment projects in which we plan to invest approximately $78.2 million. Upon completion, the average projected stabilized return on our incremental investment on these redevelopment projects is expected to be between 8.0% and 14.0%.
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
Capital Expenditures
Capital expenditures for additions to the existing portfolio, acquisitions, tenant improvements, new development, redevelopment and our share of investments in unconsolidated real estate joint ventures and partnerships are as follows (in thousands):

	Nine Months Ended September 30,
	2018	2017
New Development	$71,326	$75,232
Redevelopment	27,069	24,322
Tenant Improvements	20,805	16,779
Capital Improvements	16,696	15,298
Other	4,027	2,762
Total	$139,923	$134,393
Our new development and redevelopment investment for 2018 is estimated to be approximately $125 million to $175 million. For 2018, capital and tenant improvements is expected to be consistent with 2017 expenditures. For 2018, we anticipate our acquisitions to total between $25 million to $75 million. No assurances can be provided that our planned capital activities will occur. Further, we have entered into commitments aggregating $211.0 million comprised principally of construction contracts which are generally due in 12 to 36 months and anticipated to be funded under our unsecured revolving credit facility.
Capital expenditures for additions described above relate to cash flows from investing activities as follows (in thousands):

	Nine Months Ended September 30,
	2018	2017
Acquisition of real estate and land	$1,265	$1,902
Development and capital improvements	112,927	101,438
Real estate joint ventures and partnerships - Investments	25,731	31,053
Total	$139,923	$134,393
Capitalized soft costs, including payroll and other general and administrative costs, interest, insurance and real estate taxes, totaled $11.6 million and $10.1 million for the nine months ended September 30, 2018 and 2017, respectively.
Financing Activities
Debt
Total debt outstanding was $1.8 billion at September 30, 2018 and consists of $17.7 million, which bears interest at variable rates and $1.8 billion, which bears interest at fixed rates. Additionally, of our total debt, $337.9 million was secured by operating centers while the remaining $1.5 billion was unsecured.

At September 30, 2018, we have a $500 million unsecured revolving credit facility, which expires in March 2020 and provides borrowing rates that float at a margin over LIBOR plus a facility fee. At September 30, 2018, the borrowing margin and facility fee, which are priced off a grid that is tied to our senior unsecured credit ratings, were 90 and 15 basis points, respectively. The facility also contains a competitive bid feature that allows us to request bids for up to $250 million. Additionally, an accordion feature allows us to increase the facility amount up to $850 million. As of October 26, 2018, we had no amounts outstanding, and the available balance was $497.9 million, net of $2.1 million in outstanding letters of credit.
At September 30, 2018, we have a $10 million unsecured short-term facility that we maintain for cash management purposes. The facility, which matures in March 2019, provides for fixed interest rate loans at a 30-day LIBOR rate plus borrowing margin, facility fee and an unused facility fee of 125, 10, and 5 basis points, respectively. As of October 26, 2018, we had no amounts outstanding under this facility.
For the nine months ended September 30, 2018, the maximum balance and weighted average balance outstanding under both facilities combined were $26.5 million and $1.4 million, respectively, at a weighted average interest rate of 2.8%.
For the nine months ended September 30, 2018, we prepaid our $200 million unsecured variable-rate term loan, swapped to a fixed rate of 2.5%, and terminated the associated interest rate swap contracts (see Note 6 for additional information). Additionally during the nine months ended September 30, 2018, we paid at par $51.0 million of outstanding debt. These transactions resulted in a net gain upon their extinguishment of $.4 million, excluding the effect of the swap termination.
Our five most restrictive covenants, composed from both our public debt and revolving credit facility, include debt to asset, secured debt to asset, fixed charge, unencumbered asset test and unencumbered interest coverage ratios. We are not aware of any non-compliance with our public debt and revolving credit facility covenants as of September 30, 2018.
Our most restrictive public debt covenant ratios, as defined in our indenture and supplemental indenture agreements, were as follows at September 30, 2018:

Covenant	Restriction	Actual
Debt to Asset Ratio	Less than 60.0%	36.4%
Secured Debt to Asset Ratio	Less than 40.0%	6.8%
Fixed Charge Ratio	Greater than 1.5	4.8
Unencumbered Asset Test	Greater than 150%	299.8%
As of September 30, 2018, we had no active interest rate swap contracts. During the nine months ended September 30, 2018, associated with the prepayment of an unsecured note, we terminated three interest rate swap contracts that had an aggregate notional amount of $200 million, and we recognized a $3.4 million gain due to the probability that the related hedged forecasted transactions would no longer occur.
Equity
Our Board of Trust Managers approved the current quarter 2018 dividend of $.395 per common share, an increase from $.385 per common share for the same quarter of 2017. Common share dividends paid totaled $152.1 million for the nine months ended September 30, 2018. Our dividend payout ratio (as calculated as dividends paid on common shares divided by core funds from operations attributable to common shareholders - basic) for the nine months ended September 30, 2018 approximated 68.4% (see Non-GAAP Financial Measures for additional information). Our disposition program has resulted in significant gains that will require the payment of a special dividend before January 31, 2019 in order to retain our REIT status. The amount of this special dividend can vary significantly depending on the remaining disposition activity and other factors through the end of 2018. However, based upon the sales completed to-date and expected sales activity in the last quarter of the year given current market conditions, we currently expect that our special dividend will range from $160 million to $185 million.
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

For the nine months ended September 30, 2018, we repurchased .7 million common shares at an average price of $27.10 per share. At September 30, 2018 and as of the date of this filing, $181.5 million of common shares remained available to be repurchased under this plan.
We have an effective universal shelf registration statement which expires in September 2020. We will continue to closely monitor both the debt and equity markets and carefully consider our available financing alternatives, including both public offerings and private placements.
Contractual Obligations
We have debt obligations related to our mortgage loans and unsecured debt, including any draws on our credit facilities. We have shopping centers that are subject to non-cancelable long-term ground leases where a third party owns and has leased the underlying land to us to construct and/or operate a shopping center. In addition, we have non-cancelable operating leases pertaining to office space from which we conduct our business. The table below excludes obligations related to our new development projects because such amounts are not fixed or determinable, and commitments aggregating $211.0 million comprised principally of construction contracts which are generally due in 12 to 36 months (see Note 14 for additional information). The following table summarizes our primary contractual obligations as of September 30, 2018 (in thousands):

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Mortgages and Notes Payable (1)
Unsecured Debt	$1,727,111	$27,486	$106,750	$106,750	$1,486,125
Secured Debt	422,348	5,372	102,264	49,623	265,089
Lease Payments	111,357	680	4,990	4,314	101,373
Other Obligations (2)	64,421	30,695	33,726
Total Contractual Obligations	$2,325,237	$64,233	$247,730	$160,687	$1,852,587

_______________

(1)
Includes principal and interest with interest on variable-rate debt calculated using rates at September 30, 2018. Also, excludes a $64.1 million debt service guaranty liability. See Note 5 for additional information.

(2)
Other obligations include income and real estate tax payments and commitments associated with our secured debt. Contributions to our retirement plan were fully funded for 2018, and therefore are excluded from the above table. See Note 12 for additional information.

Related to a development project in Sheridan, Colorado, we have provided a guaranty for the payment of any debt service shortfalls on tax increment revenue bonds issued in connection with the project. The Sheridan Redevelopment Agency issued Series A bonds used for an urban renewal project, of which $64.1 million remain outstanding at September 30, 2018. The bonds are to be repaid with incremental sales and property taxes and a PIF to be assessed on current and future retail sales and, to the extent necessary, any amounts we may have to provide under a guaranty. The incremental taxes and PIF are to remain intact until the earlier of the payment of the bond liability in full or 2040. The debt associated with this guaranty has been recorded in our condensed consolidated financial statements as of September 30, 2018.
Off Balance Sheet Arrangements
As of September 30, 2018, none of our off-balance sheet arrangements had a material effect on our liquidity or availability of, or requirement for, our capital resources. Letters of credit totaling $7.0 million were outstanding at September 30, 2018.
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
As of September 30, 2018, one unconsolidated real estate joint venture was determined to be a VIE through the issuance of a secured loan, since the lender had the ability to make decisions that could have a significant impact on the profitability of the entity. Our maximum risk of loss associated with this VIE was limited to $34.0 million at September 30, 2018. Also at September 30, 2018, another joint venture arrangement for the future development of a mixed-use project was determined to be a VIE. We are not the primary beneficiary as the substantive participating rights associated with the entity are shared, and we do not have the power to direct the significant activities of the entity. We anticipate future funding of approximately $69 million associated with the mixed-use project through 2020.
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

NAREIT FFO and Core FFO is calculated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income attributable to common shareholders	$42,981	$72,629	$268,094	$167,307
Depreciation and amortization of real estate	37,784	41,240	125,659	125,379
Depreciation and amortization of real estate of unconsolidated real estate joint ventures and partnerships	3,035	3,453	9,480	10,640
Impairment of operating properties and real estate equity investments	2,398	—	2,398	12,007
Gain on sale of property and interests in real estate equity investments	(16,541)	(38,548)	(172,280)	(86,266)
Gain on dispositions of unconsolidated real estate joint ventures and partnerships	(2,714)	(28)	(6,296)	(1,978)
Provision (benefit) for income taxes (1)	1,296	71	1,779	(1,943)
Noncontrolling interests and other (2)	7,723	(451)	8,848	5,955
NAREIT FFO – basic	75,962	78,366	237,682	231,101
Income attributable to operating partnership units	528	515	1,584	1,567
NAREIT FFO – diluted	76,490	78,881	239,266	232,668
Adjustments to Core FFO:
Other impairment loss	—	—	—	3,029
(Benefit) provision for income taxes (3)	(1,494)	—	(1,494)	(952)
Loss (gain) on extinguishment of debt including related swap activity	368	—	(3,090)	—
Lease terminations	—	—	(10,023)	—
Storm damage costs	—	804	—	804
Other	(535)	—	(775)	2,904
Core FFO – diluted	$74,829	$79,685	$223,884	$238,453

FFO weighted average shares outstanding – basic	127,525	127,801	127,651	127,734
Effect of dilutive securities:
Share options and awards	792	844	809	877
Operating partnership units	1,432	1,432	1,432	1,450
FFO weighted average shares outstanding – diluted	129,749	130,077	129,892	130,061

NAREIT FFO per common share – basic	$.60	$.61	$1.86	$1.81

NAREIT FFO per common share – diluted	$.59	$.61	$1.84	$1.79

Core FFO per common share – diluted	$.58	$.61	$1.72	$1.83
_______________
(1) The applicable taxes related to gains and impairments of operating properties.
(2) Related to gains, impairments and depreciation on operating properties and unconsolidated real estate joint ventures, where applicable.
(3) The applicable taxes related to gains and impairments of non-operating assets.

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

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Beginning of the period	179	183
Properties added:
Acquisitions	—	6
New Developments	—	1
Redevelopments	2	4
Properties removed:
Dispositions	(4)	(17)
Other	(1)	(1)
End of the period	176	176

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income attributable to common shareholders	$42,981	$72,629	$268,094	$167,307
Add:
Net income attributable to noncontrolling interests	10,293	1,844	14,020	12,755
(Benefit) provision for income taxes	(99)	577	1,368	(2,035)
Interest expense, net	15,996	19,850	47,685	61,405
Less:
Gain on sale of property	(17,079)	(38,579)	(173,077)	(86,566)
Equity in earnings of real estate joint ventures and partnership interests	(8,022)	(5,219)	(19,333)	(17,966)
Interest and other income/expense	(1,847)	(1,398)	(4,735)	(4,210)
Operating Income	42,223	49,704	134,022	130,690
Less:
Revenue adjustments (1)	(3,945)	(4,349)	(21,985)	(12,569)
Add:
Property management fees	722	672	2,219	2,252
Depreciation and amortization	38,042	41,509	126,558	126,115
Impairment loss	2,398	—	2,398	15,012
General and administrative	5,971	6,450	17,715	20,252
Acquisition costs	—	—	—	1
Other (2)	279	1,103	(33)	4,384
Net Operating Income	85,690	95,089	260,894	286,137
Less: NOI related to consolidated entities not defined as same property and noncontrolling interests	(2,866)	(14,131)	(13,148)	(44,733)
Add: Pro rata share of unconsolidated entities defined as same property	8,685	8,551	25,424	25,837
Same Property Net Operating Income	91,509	89,509	273,170	267,241
Less: Redevelopment Net Operating Income	(8,411)	(8,166)	(25,819)	(24,576)
Same Property Net Operating Income excluding Redevelopments	$83,098	$81,343	$247,351	$242,665
___________________

(1)	Revenue adjustments consist primarily of straight-line rentals, lease cancellation income and fee income primarily from real estate joint ventures and partnerships.

(2)	Other includes items such as environmental abatement costs, demolition expenses and lease termination fees.
Newly Issued Accounting Pronouncements
See Note 2 to our condensed consolidated financial statements in Item 1 for additional information related to recent accounting pronouncements.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk
We use fixed and floating-rate debt to finance our capital requirements. These transactions expose us to market risk related to changes in interest rates. Derivative financial instruments may be used to manage a portion of this risk, primarily interest rate contracts with major financial institutions. These agreements expose us to credit risk in the event of non-performance by the counter-parties. We do not engage in the trading of derivative financial instruments in the normal course of business. At September 30, 2018, we had fixed-rate debt of $1.8 billion, and variable-rate debt of $17.7 million. In the event interest rates were to increase 100 basis points and holding all other variables constant, annual net income and cash flows for the following year would decrease by approximately $.2 million associated with our variable-rate debt. The effect of the 100 basis points increase would decrease the fair value of our variable-rate and fixed-rate debt by approximately $.01 million and $90.2 million, respectively.
ITEM 4.    Controls and Procedures
Under the supervision and with the participation of our principal executive officer and principal financial officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of September 30, 2018. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2018.
There has been no change to our internal control over financial reporting during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Repurchases of our common shares for the quarter ended September 30, 2018 are as follows (in thousands, except per share amounts):

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet be Purchased Under the Program
July 1, 2018 to July 31, 2018	28	$30.32
August 1, 2018 to August 31, 2018	13	31.08
Total	41	$30.56
___________________
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
Joe D. Shafer
Senior Vice President/Chief Accounting Officer
(Principal Accounting Officer)
DATE: October 31, 2018

EXHIBIT INDEX

(a)		Exhibits:
10.1*	—	Third Amendment to the Weingarten Realty Investors Retirement Plan dated July 2, 2018.
10.2*	—	Amendment No.6 to the Weingarten Realty Investors Supplemental Executive Retirement Plan dated July 2, 2018.
31.1*	—	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
31.2*	—	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
32.1**	—	Certification pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2**	—	Certification pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
101.INS**	—	XBRL Instance Document
101.SCH**	—	XBRL Taxonomy Extension Schema Document
101.CAL**	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	—	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE**	—	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed with this report.
**	Furnished with this report.