Form 10-K
period 2018-12-31
WEINGARTEN REALTY INVESTORS /TX/
filed 2019-02-28
CIK 828916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.YES☒NO☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.YES☐NO☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES☒NO☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES☒NO☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).YES☐NO☒
The aggregate market value of the common shares of beneficial interest held by non-affiliates on June 29, 2018 (based upon the most recent closing sale price on the New York Stock Exchange as of such date of $30.81) was $3.7 billion.
As of February 15, 2019, there were 128,626,309 common shares of beneficial interest outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement relating to its Annual Meeting of Shareholders to be held on April 29, 2019 have been incorporated by reference to Part III of this Form 10-K.

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
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 and the Consolidated Financial Statements and Notes thereto included in Item 8 of this Annual Report on Form 10-K for the year ended December 31, 2018, for information on certain recent developments of the Company.
Narrative Description of Business.    We are in the business of owning, managing and developing retail shopping centers. At December 31, 2018, we owned or operated under long-term leases, either directly or through our interest in real estate joint ventures or partnerships, a total of 178 properties, which are located in 17 states spanning the country from coast to coast. The portfolio of properties contains approximately 35.1 million square feet of gross leasable area that is either owned by us or others. We also owned interests in 24 parcels of land held for development that totaled approximately 14.0 million square feet.
Investment and Operating Strategy.    Our goal is to remain a leader in owning and operating top-tier neighborhood and community shopping centers in certain markets of the United States ("U.S."). We expect to achieve this goal by:

•	raising net asset value and cash flows through quality acquisitions, redevelopments and new developments;

•	focusing on core operating fundamentals through our decentralized operating platform built on local expertise in leasing and property management;

•	disciplined growth from strategic acquisitions, redevelopments and new developments;

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
Diversification from both a geographic and tenancy perspective is a critical component of our operating strategy. Our largest markets are located in California, Florida and Texas, which represent 11.9%, 19.7% and 30.4%, respectively, of our total properties' gross leasable area. Total revenues generated by our centers located in Houston and its surrounding areas was 18.8% of total revenue for the year ended December 31, 2018, and an additional 8.7% of total revenue was generated in 2018 from centers that are located in other parts of Texas. An additional 20.4% and 17.2%, respectively, of total revenue was generated in 2018 in Florida and California. As of December 31, 2018, we also had 24 parcels of land held for development, five of which were located in Houston and its surrounding areas and 10 of which were located in other parts of Texas. Because of our investments in Texas, including Houston and its surrounding areas, Florida and California, these economies could affect our business and operations more so than in other geographic areas.
With respect to tenant diversification, our two largest tenants, The Kroger Co. and TJX Companies, Inc., accounted for 2.6% and 2.1%, respectively, of our total base minimum rental revenues for the year ended December 31, 2018. No other tenant accounted for more than 1.7% of our total base minimum rental revenues. Our anchor tenants are supermarkets, value-oriented apparel/discount stores and other retailers or service providers who generally sell basic necessity-type goods and services. We believe the stability of our anchor tenants, combined with convenient locations, attractive and well-maintained properties, high quality retailers and a strong tenant mix, should ensure the long-term success of our merchants and the viability of our portfolio.
Strategically, we strive to finance our growth and working capital needs in a conservative manner, including managing our debt maturities. Our senior debt credit ratings were BBB with a projected stable outlook from Standard & Poors and Baa1 with a projected stable outlook from Moody’s Investor Services as of December 31, 2018. We intend to maintain a conservative approach to managing our balance sheet, which, in turn, should give us many options for raising debt or equity capital when needed. At December 31, 2018 and 2017, our debt to total assets before depreciation ratio was 36.4% and 38.6%, respectively.
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

Qualification as a Real Estate Investment Trust.    As of December 31, 2018, we met the qualification requirements of a REIT under the Internal Revenue Code, as amended. As a result, we will not be subject to federal income tax to the extent we meet certain requirements of the Internal Revenue Code, with the exception of our taxable REIT subsidiary.
Employees.    At December 31, 2018, we employed 254 full-time persons; our principal executive offices are located at 2600 Citadel Plaza Drive, Houston, Texas 77008; and our phone number is (713) 866-6000. We also have nine regional offices located in various parts of the U.S. Management considers its relations with their personnel to be good.
Company Website and SEC Filings.    Our website may be accessed at www.weingarten.com. We use the Investors section of our website as a channel for routine distribution of important information, including news releases, analyst presentations and financial information. All of our filings with the Securities and Exchange Commission ("SEC") can be accessed, and we post filings as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC, including our annual, quarterly and current reports on Forms 10-K, 10-Q and 8-K, our proxy statements and any amendments to those reports or statements. All such postings and filings are available on our website free of charge. You may also view any materials we file with the SEC at the SEC’s Internet site at www.sec.gov.
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

•	Local conditions such as an oversupply of space or a reduction in demand for real estate in the area;

•	The attractiveness of the properties to tenants;

•	Competition from other available space;

•	Competition for our tenants from Internet sales and shifts in consumer shopping patterns;

•	Our tenant's ability to anticipate or revise their marketing and/or sales approach to meet changes in consumer shopping patterns;

•	Our ability to provide adequate management services and to maintain our properties;

•	Increased operating costs, if these costs cannot be passed through to tenants;

•	The cost of periodically renovating, repairing and releasing spaces;

•	The consequences of any armed conflict involving, or terrorist attack against, the U.S.;

•	Our ability to secure adequate insurance;

•	Fluctuations in interest rates;

•	Changes in real estate taxes and other expenses; and

•	Availability of financing on acceptable terms or at all.
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
We are particularly susceptible to adverse economic or other conditions in markets where our properties are concentrated, including California, Florida and Texas. These adverse conditions include increases in unemployment, industry slowdowns, including declining oil prices, business layoffs or downsizing, decreases in consumer confidence, relocations of businesses, changes in demographics, increases in real estate and other taxes, increases in regulations, severe weather conditions and natural disasters, any of which could have an increased material adverse effect on us than if our portfolio was more geographically diverse.
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
Periodically, we assess whether there are any indicators that the value of our real estate assets, including any capitalized costs and any identifiable intangible assets, may be impaired. A property's value is impaired only if the estimate of the aggregate future undiscounted cash flows without interest charges to be generated by the property are less than the carrying value of the property. In estimating cash flows, we consider factors such as expected future income, trends and prospects, the effects of demand, competition and other factors. If we are evaluating the potential sale of an asset or development/redevelopment alternatives, the undiscounted future cash flows consider the most likely course of action at the balance sheet date based on current plans, intended holding periods and available market information. Determining whether a property is impaired and, if impaired, the amount of write-down to fair value requires a significant amount of judgment by management and is based on the best information available to management at the time of evaluation. If market conditions deteriorate or management’s plans for certain properties change, additional write-downs could be required in the future, and any future impairment could have a material adverse effect on our results of operations in the period in which the charge is taken.

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
We intend to continue the selective development, redevelopment and construction of retail and/or mixed use properties in accordance with our development and underwriting policies as opportunities arise. Our development, redevelopment and construction activities include risks that:

•	We may abandon development opportunities after expending resources to determine feasibility;

•	Construction costs of a project may exceed our original estimates;

•	Occupancy rates and rents at a newly completed or redeveloped property may not be sufficient to make the property profitable;

•	Rental rates could be less than projected;

•	Delivery of multi-family units into uncertain residential environments may result in lower rents, sale price or take longer periods of time to reach economic stabilization;

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
Real estate property investments generally cannot be disposed of quickly. In addition, the Internal Revenue Code imposes restrictions on the ability of a REIT to dispose of properties that are not applicable to other types of real estate companies. Our ability to dispose of properties on advantageous terms depends on factors beyond our control, including competition from other sellers and the availability of attractive financing for potential buyers of our properties. We cannot predict the various market conditions affecting real estate investments that will exist at any particular time in the future. Therefore, we may not be able to quickly vary our portfolio in response to economic or other conditions promptly or on favorable terms, which could cause us to incur extended losses and reduce our cash flows and adversely affect dividends paid to shareholders.
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
As of December 31, 2018, we had outstanding approximately $22.7 million of debt that was indexed to the London Interbank Offered Rate (“LIBOR”). Central banks around the world, including the Federal Reserve, have commissioned working groups of market participants and official sector representatives with the goal of finding suitable replacements for LIBOR based on observable market transactions. It is expected that a transition away from the widespread use of LIBOR to alternative rates will occur over the course of the next few years. The United Kingdom Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021.
Accordingly, there is considerable uncertainty regarding the publication of such rates beyond 2021. The Federal Reserve Bank of New York and various other authorities have commenced the publication of reforms and actions relating to alternatives to United States dollar LIBOR (“USD-LIBOR”). The Alternative Reference Rates Committee ("ARRC") has proposed that the Secured Overnight Financing Rate ("SOFR") is the rate that represents best practice in the United States as the alternative to LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. ARRC has proposed a paced market transition plan to SOFR from LIBOR, and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to USD-LIBOR rates. Although the full impact of such reforms and actions, together with any transition away from LIBOR, including the potential or actual discontinuance of LIBOR publication, remains unclear, these changes may have a material adverse impact on the availability of financing, including LIBOR-based loans, and on our financing costs.
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
Tax laws have changed and may continue to change at any time, and any such legislative or other actions could have a negative effect on us.
As most recently experienced in connection with the enactment of the Tax Cuts and Jobs Act of 2017 ("Tax Act") on December 22, 2017, tax laws remain under constant review by persons involved in the legislative process, at the Internal Revenue Service ("IRS") and the U.S. Department of the Treasury, and by various state and local tax authorities. Changes to tax laws, regulations, or administrative interpretations, which may be applied retroactively, could adversely affect us in a number of additional ways, including making it more difficult or more costly for us to qualify as a REIT or decreasing real estate values generally.
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
ITEM 1B. Unresolved Staff Comments
None.

ITEM 2. Properties
At December 31, 2018, we owned or operated under long-term leases, either directly or through our interest in real estate joint ventures or partnerships, a total of 178 centers, primarily neighborhood, community and power shopping centers, which are located in 17 states spanning the country from coast to coast with approximately 35.1 million square feet of gross leasable area. Our centers are located principally in the South, West Coast and Southeast Coast of the U.S. with concentrations in California, Florida, and Texas. We also owned interests in 24 parcels of land that totaled approximately 14.0 million square feet at December 31, 2018 of which approximately 13.8 million square feet of land may be used for new development or sold, and the remaining is adjacent to our existing operating centers, which may be used for expansion of those centers.
In 2018, no single center accounted for more than 7.5% of our total assets or 3.7% of base minimum rental revenues. The five largest centers, in the aggregate, represented approximately 12% of our base minimum rental revenues for the year ended December 31, 2018; otherwise, none of the remaining centers accounted for more than 1.8% of our base minimum rental revenues during the same period.
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
As of December 31, 2018, the weighted average occupancy rate for our centers was 94.4% compared to 94.8% as of December 31, 2017. The average base rent per square foot was approximately $19.35 in 2018, $18.69 in 2017, $17.93 in 2016, $16.92 in 2015 and $16.24 in 2014 for our centers.
We have approximately 4,000 separate leases with 3,000 different tenants. Included among our top revenue-producing tenants are: The Kroger Co., TJX Companies, Inc., Whole Foods Market, Inc., Ross Stores, Inc., H-E-B Grocery Company, LP, PetSmart, Inc., Albertsons Companies, Inc., 24 Hour Fitness Worldwide, Inc., Home Depot, Inc., and Bed, Bath & Beyond Inc. The diversity of our tenant base is also evidenced by the fact that our largest tenant, The Kroger Co., accounted for only 2.6% of base minimum rental revenues during 2018.

Tenant Lease Expirations
As of December 31, 2018, lease expirations for the next 10 years, assuming tenants do not exercise renewal options, are as follows:

				Annual Rent of Expiring Leases
Year	Number of Expiring Leases	Square Feet of Expiring Leases (000’s)	Percentage of Leaseable Square Feet	Total (000’s)	Per Square Foot	Percentage of Total Annual Net Rent
2019	442	1,769	5.04%	$34,592	$19.55	9.64%
2020	559	2,703	7.69%	51,005	18.87	14.21%
2021	562	2,994	8.52%	53,131	17.75	14.80%
2022	465	3,009	8.56%	54,808	18.21	15.27%
2023	431	2,626	7.47%	45,104	17.18	12.56%
2024	194	1,847	5.26%	29,359	15.90	8.18%
2025	99	749	2.13%	14,702	19.63	4.10%
2026	99	730	2.08%	15,051	20.62	4.19%
2027	88	945	2.69%	16,953	17.94	4.72%
2028	101	1,313	3.74%	22,608	17.22	6.30%
New Development
At December 31, 2018, we had four projects in various stages of development that were partially or wholly owned. We have funded $246.6 million through December 31, 2018 on these projects. We estimate our aggregate net investment upon completion to be $512.5 million. These projects are forecasted to have an average stabilized return on investment of approximately 5.6% when completed. Effective January 1, 2019, we stabilized the development in Seattle, Washington, moving it to our operating property portfolio, which added 63,000 square feet to the portfolio at an estimated cost per square foot of $490.
Upon completion, the estimated costs and square footage to be added to the portfolio for the remaining three projects are as follows:

Project	City, State	Project Type	Retail/Office Square Feet (000’s)	Residential Units	Net Estimated Costs (1) (000's)	Estimated Year of Completion
West Alex	Alexandria, Virginia	Mixed-Use	123	278	$196,623	2022
Centro Arlington (2)	Arlington, Virginia	Mixed-Use	72	366	135,000	2020
The Driscoll at River Oaks	Houston, Texas	Mixed-Use	11	318	150,000	2022
___________________

(1)	Current net estimated costs represents WRI's share of capital expenditures net of any forecasted sales of land pads.

(2)	Represents an unconsolidated joint venture where we have funded $73.4 million as of December 31, 2018, and we anticipate funding an additional $57 million through 2020.

Property Listing
The following table is a list of centers, summarized by state and includes our share of both consolidated and unconsolidated real estate partnerships and joint ventures as of December 31, 2018:

ALL PROPERTIES BY STATE	Number of Properties	Gross Leasable Area (GLA)	% of Total GLA
Arizona	18	2,945,265	8.4%
Arkansas	1	180,200	0.5%
California	22	4,175,306	11.9%
Colorado	5	1,675,502	4.8%
Florida	28	6,941,116	19.7%
Georgia	12	2,414,144	6.9%
Kentucky	1	218,107	0.6%
Maryland	2	212,111	0.6%
Nevada	5	1,471,184	4.2%
New Mexico	1	145,851	0.4%
North Carolina	12	1,968,334	5.6%
Oregon	3	276,923	0.8%
Tennessee	4	662,221	1.9%
Texas	54	10,676,487	30.4%
Utah	1	304,899	0.9%
Virginia	3	250,811	0.7%
Washington	6	615,621	1.7%
Total	178	35,134,082	100%
___________________
GLA includes 4.4 million square feet of our partners’ ownership interest in these properties and 7.8 million square feet not owned or managed by us. Additionally, encumbrances on our properties total $.3 billion. See Schedule III for additional information.
The following table is a detailed list of centers by state and includes our share of both consolidated and unconsolidated real estate partnerships and joint ventures as of December 31, 2018:

Center	CBSA (5)	Owned %	Foot Notes	GLA	Grocer Anchor ( ) indicates owned by others	Other Anchors ( ) indicates owned by others
Operating Properties
Arizona
Broadway Marketplace	Phoenix-Mesa-Scottsdale, AZ	100.0%		87,379		Office Max, Ace Hardware
Camelback Village Square	Phoenix-Mesa-Scottsdale, AZ	100.0%		240,951	Fry’s Supermarket	Office Max
Desert Village Shopping Center	Phoenix-Mesa-Scottsdale, AZ	100.0%		107,071	AJ Fine Foods	CVS
Fountain Plaza	Phoenix-Mesa-Scottsdale, AZ	100.0%		306,107	Fry’s Supermarket	Dollar Tree, (Lowe's)
Laveen Village Marketplace	Phoenix-Mesa-Scottsdale, AZ	100.0%		318,805	(Fry’s Supermarket)	(Home Depot)
Monte Vista Village Center	Phoenix-Mesa-Scottsdale, AZ	100.0%		108,551	(Safeway)
Phoenix Office Building	Phoenix-Mesa-Scottsdale, AZ	100.0%		21,122		Weingarten Realty Regional Office, Endurance Rehab
Pueblo Anozira Shopping Center	Phoenix-Mesa-Scottsdale, AZ	100.0%		157,532	Fry’s Supermarket	Petco, Dollar Tree
Raintree Ranch Center	Phoenix-Mesa-Scottsdale, AZ	100.0%		133,020	Whole Foods
Red Mountain Gateway	Phoenix-Mesa-Scottsdale, AZ	100.0%		205,013		(Target), Bed Bath & Beyond, Famous Footwear
Scottsdale Horizon	Phoenix-Mesa-Scottsdale, AZ	100.0%		155,093	Safeway	CVS
Scottsdale Waterfront	Phoenix-Mesa-Scottsdale, AZ	100.0%		93,334		Olive & Ivy, P.F. Chang's, David's Bridal, Urban Outfitters

Center	CBSA (5)	Owned %	Foot Notes	GLA	Grocer Anchor ( ) indicates owned by others	Other Anchors ( ) indicates owned by others
Squaw Peak Plaza	Phoenix-Mesa-Scottsdale, AZ	100.0%		60,713	Sprouts Farmers Market
Summit at Scottsdale	Phoenix-Mesa-Scottsdale, AZ	51.0%	(1)(3)	322,992	Safeway	(Target), CVS, OfficeMax, PetSmart
Entrada de Oro Plaza Shopping Center	Tucson, AZ	100.0%		109,075	Walmart Neighborhood Market
Madera Village Shopping Center	Tucson, AZ	100.0%		106,858	Safeway	Dollar Tree, Pet Club
Oracle Wetmore Shopping Center	Tucson, AZ	100.0%		343,278		(Home Depot), (Nordstrom Rack), Jo-Ann Fabric, Cost Plus, PetSmart, Walgreens, Ulta Beauty
Shoppes at Bears Path	Tucson, AZ	100.0%		68,371		(CVS Drug)
Arizona Total:				2,945,265
Arkansas
Markham West Shopping Center	Little Rock-North Little Rock-Conway, AR	100.0%		180,200		Academy, Office Depot, Michaels, Dollar Tree
Arkansas Total:				180,200
California
8000 Sunset Strip Shopping Center	Los Angeles-Long Beach-Anaheim, CA	100.0%		169,775	Trader Joe's	CVS, Crunch, AMC Theaters, CB2
Centerwood Plaza	Los Angeles-Long Beach-Anaheim, CA	100.0%		75,486	Superior Grocers	Dollar Tree
The Westside Center	Los Angeles-Long Beach-Anaheim, CA	100.0%		36,540		Guitar Center
Westminster Center	Los Angeles-Long Beach-Anaheim, CA	100.0%		440,437	Albertsons	Home Depot, Ross Dress for Less, Petco, Rite Aid, Dollar Tree, 24 Hour Fitness
Chino Hills Marketplace	Riverside-San Bernardino-Ontario, CA	100.0%		310,913	Smart & Final Stores	Dollar Tree, 24 Hour Fitness, Rite Aid
Jess Ranch Marketplace	Riverside-San Bernardino-Ontario, CA	100.0%		307,826	(Winco Foods)	Burlington, PetSmart, Rite Aid, Big 5
Jess Ranch Marketplace Phase III	Riverside-San Bernardino-Ontario, CA	100.0%		194,342	(Winco Foods)	Best Buy, Cinemark Theatres, Bed Bath & Beyond, 24 Hour Fitness
Menifee Town Center	Riverside-San Bernardino-Ontario, CA	100.0%		258,734	Ralph's	Ross Dress for Less, Dollar Tree
Prospector's Plaza	Sacramento--Roseville--Arden-Arcade, CA	100.0%		252,524	SaveMart	Kmart, CVS, Ross Dress for Less
Valley Shopping Center	Sacramento--Roseville--Arden-Arcade, CA	100.0%		107,191	Food 4 Less
El Camino Promenade	San Diego-Carlsbad, CA	100.0%		129,676		T.J. Maxx, Staples, Dollar Tree, BevMo
Rancho San Marcos Village	San Diego-Carlsbad, CA	100.0%		134,420	Vons	24 Hour Fitness
San Marcos Plaza	San Diego-Carlsbad, CA	100.0%		81,086	(Albertsons)
580 Market Place	San Francisco-Oakland-Hayward, CA	100.0%		100,097	Safeway	24 Hour Fitness, Petco
Gateway Plaza	San Francisco-Oakland-Hayward, CA	100.0%		352,778	Raley’s	24 Hour Fitness
Greenhouse Marketplace	San Francisco-Oakland-Hayward, CA	100.0%		232,824	(Safeway)	(CVS), Jo-Ann Fabric, 99 Cents Only, Petco
Cambrian Park Plaza	San Jose-Sunnyvale-Santa Clara, CA	100.0%		170,925		Beverages & More, Dollar Tree
Silver Creek Plaza	San Jose-Sunnyvale-Santa Clara, CA	100.0%		194,153	Sprouts Farmers Market	Walgreens
Freedom Centre	Santa Cruz-Watsonville, CA	100.0%		150,865	Safeway	Rite Aid, Big Lots
Stony Point Plaza	Santa Rosa, CA	100.0%		200,011	Food Maxx	Ross Dress for Less, Fallas Paredes
Creekside Center	Vallejo-Fairfield, CA	100.0%		112,677	Raley’s
Southampton Center	Vallejo-Fairfield, CA	100.0%		162,026	Raley’s	Ace Hardware, Dollar Tree
California Total:				4,175,306
Colorado
Aurora City Place	Denver-Aurora-Lakewood, CO	50.0%	(1)(3)	542,976	(Super Target)	Barnes & Noble, Ross Dress For Less, PetSmart, Michaels, Conn's
Crossing at Stonegate	Denver-Aurora-Lakewood, CO	100.0%		109,080	King Sooper’s
Edgewater Marketplace	Denver-Aurora-Lakewood, CO	100.0%		270,548	King Sooper's	Ace Hardware, (Target)
Lowry Town Center	Denver-Aurora-Lakewood, CO	100.0%		129,398	(Safeway)
River Point at Sheridan	Denver-Aurora-Lakewood, CO	100.0%		623,500		(Target), (Costco), Regal Cinema, Michaels, Conn's, PetSmart
Colorado Total:				1,675,502
Florida
Argyle Village Shopping Center	Jacksonville, FL	100.0%		306,461	Publix	Bed Bath & Beyond, T.J. Maxx, Jo-Ann Fabric, Michaels
Atlantic West	Jacksonville, FL	50.0%	(1)(3)	188,378	(Walmart Supercenter)	T.J. Maxx, HomeGoods, Dollar Tree, Shoe Carnival, (Kohl's)

Center	CBSA (5)	Owned %	Foot Notes	GLA	Grocer Anchor ( ) indicates owned by others	Other Anchors ( ) indicates owned by others
Epic Village St. Augustine	Jacksonville, FL	70.0%	(1)	64,180		(Epic Theaters)
Kernan Village	Jacksonville, FL	50.0%	(1)(3)	288,780	(Walmart Supercenter)	Ross Dress for Less, Petco
Boca Lyons Plaza	Miami-Fort Lauderdale-West Palm Beach, FL	100.0%		117,423	Aroma Market & Catering	Ross Dress for Less
Deerfield	Miami-Fort Lauderdale-West Palm Beach, FL	100.0%		404,942	Publix	T.J. Maxx, Marshalls, Cinépolis, YouFit, Ulta
Embassy Lakes Shopping Center	Miami-Fort Lauderdale-West Palm Beach, FL	100.0%		142,751	Ideal Food Basket	Tuesday Morning, Dollar Tree
Flamingo Pines	Miami-Fort Lauderdale-West Palm Beach, FL	20.0%	(1)(3)	148,841	Publix
Hollywood Hills Plaza	Miami-Fort Lauderdale-West Palm Beach, FL	20.0%	(1)(3)	416,769	Publix	Target, Chewy.com
Northridge	Miami-Fort Lauderdale-West Palm Beach, FL	20.0%	(1)(3)	236,478	Publix	Petco, Ross Dress for Less, Dollar Tree
Pembroke Commons	Miami-Fort Lauderdale-West Palm Beach, FL	20.0%	(1)(3)	323,677	Publix	Marshalls, Office Depot, LA Fitness, Dollar Tree
Sea Ranch Centre	Miami-Fort Lauderdale-West Palm Beach, FL	100.0%		99,029	Publix	CVS, Dollar Tree
Tamiami Trail Shops	Miami-Fort Lauderdale-West Palm Beach, FL	20.0%	(1)(3)	132,562	Publix	CVS
The Palms at Town & County	Miami-Fort Lauderdale-West Palm Beach, FL	100.0%		657,652	Publix	Kohl's, Marshalls, HomeGoods, Dick's Sporting Goods, 24 Hour Fitness, Nordstrom Rack, CVS
TJ Maxx Plaza	Miami-Fort Lauderdale-West Palm Beach, FL	100.0%		161,429	Fresco Y Mas	T.J. Maxx, Dollar Tree
Vizcaya Square Shopping Center	Miami-Fort Lauderdale-West Palm Beach, FL	100.0%		110,081	Winn Dixie
Wellington Green Commons	Miami-Fort Lauderdale-West Palm Beach, FL	100.0%		143,854	Whole Foods Market
Clermont Landing	Orlando-Kissimmee-Sanford, FL	75.0%	(1)(3)	354,418		(J.C. Penney), (Epic Theater), T.J. Maxx, Ross Dress for Less, Michaels
Colonial Plaza	Orlando-Kissimmee-Sanford, FL	100.0%		497,693		Staples, Ross Dress for Less, Marshalls, Old Navy, Stein Mart, Barnes & Noble, Petco, Big Lots, Hobby Lobby
Phillips Crossing	Orlando-Kissimmee-Sanford, FL	100.0%		145,644	Whole Foods	Golf Galaxy, Michaels
Shoppes of South Semoran	Orlando-Kissimmee-Sanford, FL	100.0%		103,779	Walmart Neighborhood Market	Dollar Tree
The Marketplace at Dr. Phillips	Orlando-Kissimmee-Sanford, FL	20.0%	(1)(3)	326,870	Publix	Stein Mart, HomeGoods, Morton's of Chicago, Office Depot
Winter Park Corners	Orlando-Kissimmee-Sanford, FL	100.0%		83,161	Sprouts Farmers Market
Pineapple Commons	Port St. Lucie, FL	20.0%	(1)(3)	269,449		Ross Dress for Less, Best Buy, PetSmart, Marshalls, (CVS)
Countryside Centre	Tampa-St. Petersburg-Clearwater, FL	100.0%		245,958		T.J. Maxx, HomeGoods, Dick's Sporting Goods, Ross Dress for Less
East Lake Woodlands	Tampa-St. Petersburg-Clearwater, FL	20.0%	(1)(3)	104,430	Walmart Neighborhood Market	Walgreens
Largo Mall	Tampa-St. Petersburg-Clearwater, FL	100.0%		610,106	(Publix)	Bealls, Marshalls, PetSmart, Bed Bath & Beyond, Staples, Michaels, (Target)
Sunset 19 Shopping Center	Tampa-St. Petersburg-Clearwater, FL	100.0%		256,321	Sprouts Farmers Market	Bed Bath & Beyond, Barnes & Noble, Old Navy, Hobby Lobby, Cost Plus World Market
Florida Total:				6,941,116
Georgia
Brookwood Marketplace	Atlanta-Sandy Springs-Roswell, GA	100.0%		397,295	(Super Target)	Home Depot, Bed Bath & Beyond, Office Max
Brownsville Commons	Atlanta-Sandy Springs-Roswell, GA	100.0%		81,913	(Kroger)
Camp Creek Marketplace II	Atlanta-Sandy Springs-Roswell, GA	100.0%		228,003		DSW, LA Fitness, Burlington, American Signature
Grayson Commons	Atlanta-Sandy Springs-Roswell, GA	100.0%		76,581	Kroger
Lakeside Marketplace	Atlanta-Sandy Springs-Roswell, GA	100.0%		332,889	(Super Target)	Ross Dress for Less, Petco
Mansell Crossing	Atlanta-Sandy Springs-Roswell, GA	20.0%	(1)(3)	102,930		buybuy BABY, Ross Dress for Less, Party City
Perimeter Village	Atlanta-Sandy Springs-Roswell, GA	100.0%		381,738	Walmart Supercenter	Cost Plus World Market, DSW, Hobby Lobby
Publix at Princeton Lakes	Atlanta-Sandy Springs-Roswell, GA	20.0%	(1)(3)	72,205	Publix
Reynolds Crossing	Atlanta-Sandy Springs-Roswell, GA	100.0%		115,983	(Kroger)
Roswell Corners	Atlanta-Sandy Springs-Roswell, GA	100.0%		327,261	(Super Target), Fresh Market	T.J. Maxx
Roswell Crossing Shopping Center	Atlanta-Sandy Springs-Roswell, GA	100.0%		201,759	Trader Joe's	Office Max, PetSmart, Walgreens
Thompson Bridge Commons	Gainesville, GA	100.0%		95,587	(Kroger)
Georgia Total:				2,414,144

Center	CBSA (5)	Owned %	Foot Notes	GLA	Grocer Anchor ( ) indicates owned by others	Other Anchors ( ) indicates owned by others
Kentucky
Festival on Jefferson Court	Louisville/Jefferson County, KY-IN	100.0%		218,107	Kroger	(PetSmart), (T.J. Maxx), Staples, Party City
Kentucky Total:				218,107
Maryland
Nottingham Commons	Baltimore-Columbia-Towson, MD	100.0%		131,270	MOM's Organic Market	T.J. Maxx, DSW, Petco
Pike Center	Washington-Arlington-Alexandria, DC-VA-MD-WV	100.0%		80,841		Pier 1, DXL Mens Apparel
Maryland Total:				212,111
Nevada
Charleston Commons Shopping Center	Las Vegas-Henderson-Paradise, NV	100.0%		366,952	Walmart	Ross Dress for Less, Office Max, 99 Cents Only, PetSmart
College Park Shopping Center	Las Vegas-Henderson-Paradise, NV	100.0%		195,367	El Super	Factory 2 U, CVS
Francisco Center	Las Vegas-Henderson-Paradise, NV	100.0%		148,815	La Bonita Grocery	(Ross Dress for Less)
Rancho Towne & Country	Las Vegas-Henderson-Paradise, NV	100.0%		161,837	Smith’s Food
Westland Fair	Las Vegas-Henderson-Paradise, NV	100.0%		598,213	(Walmart Supercenter)	(Lowe’s), PetSmart, Office Depot, Michaels, Smart & Final
Nevada Total:				1,471,184
New Mexico
North Towne Plaza	Albuquerque, NM	100.0%		145,851	Whole Foods Market	HomeGoods
New Mexico Total:				145,851
North Carolina
Galleria Shopping Center	Charlotte-Concord-Gastonia, NC-SC	100.0%		324,704	(Walmart Supercenter)	Retro Fitness
Bull City Market	Durham-Chapel Hill, NC	100.0%		40,875	Whole Foods Market
Hope Valley Commons	Durham-Chapel Hill, NC	100.0%		81,327	Harris Teeter
Avent Ferry Shopping Center	Raleigh, NC	100.0%		119,652	Food Lion	Family Dollar
Capital Square	Raleigh, NC	100.0%		143,063	Food Lion
Falls Pointe Shopping Center	Raleigh, NC	100.0%		198,549	Harris Teeter	(Kohl’s)
High House Crossing	Raleigh, NC	100.0%		90,155
Leesville Towne Centre	Raleigh, NC	100.0%		127,106	Harris Teeter	Walgreens
Northwoods Shopping Center	Raleigh, NC	100.0%		77,803	Walmart Neighborhood Market	Dollar Tree
Six Forks Shopping Center	Raleigh, NC	100.0%		468,414	Food Lion	Kmart, Home Depot, Bed Bath & Beyond, PetSmart
Stonehenge Market	Raleigh, NC	100.0%		188,437	Harris Teeter	Stein Mart, Walgreens
Waterford Village	Wilmington, NC	100.0%		108,249	Harris Teeter
North Carolina Total:				1,968,334
Oregon
Clackamas Square	Portland-Vancouver-Hillsboro, OR-WA	20.0%	(1)(3)	140,226	(Winco Foods)	T.J. Maxx
Oak Grove Market Center	Portland-Vancouver-Hillsboro, OR-WA	100.0%		97,177
Raleigh Hills Plaza	Portland-Vancouver-Hillsboro, OR-WA	20.0%	(1)(3)	39,520	New Seasons Market	Walgreens
Oregon Total:				276,923
Tennessee
Highland Square	Memphis, TN-MS-AR	100.0%		14,490		Walgreens
Mendenhall Commons	Memphis, TN-MS-AR	100.0%		88,108	Kroger
Ridgeway Trace	Memphis, TN-MS-AR	100.0%		314,227		(Target), Best Buy, PetSmart, REI
The Commons at Dexter Lake	Memphis, TN-MS-AR	100.0%		245,396	Kroger	Stein Mart, Marshalls, HomeGoods
Tennessee Total:				662,221
Texas
Mueller Regional Retail Center	Austin-Round Rock, TX	100.0%		351,099		Marshalls, PetSmart, Bed Bath & Beyond, Home Depot, Best Buy, Total Wine
North Park Plaza	Beaumont-Port Arthur, TX	50.0%	(1)(3)	281,255		(Target), Spec's, Kirkland's
North Towne Plaza	Brownsville-Harlingen, TX	100.0%		145,000		(Lowe's)

Center	CBSA (5)	Owned %	Foot Notes	GLA	Grocer Anchor ( ) indicates owned by others	Other Anchors ( ) indicates owned by others
Rock Prairie Marketplace	College Station-Bryan, TX	100.0%		18,163
Overton Park Plaza	Dallas-Fort Worth-Arlington, TX	100.0%		462,800	Sprouts Farmers Market	Burlington, PetSmart, T.J. Maxx, (Home Depot), buybuy BABY
Preston Shepard Place	Dallas-Fort Worth-Arlington, TX	20.0%	(1)(3)	363,335		Stein Mart, Nordstrom, Marshalls, Office Depot, Petco
10-Federal Shopping Center	Houston-The Woodlands-Sugar Land, TX	15.0%	(1)	132,473	Sellers Bros.	Palais Royal, Harbor Freight Tools
Alabama Shepherd Shopping Center	Houston-The Woodlands-Sugar Land, TX	100.0%		59,120	Trader Joe's	PetSmart
Baybrook Gateway	Houston-The Woodlands-Sugar Land, TX	100.0%		241,149		Ashley Furniture, Cost Plus World Market, Barnes & Noble, Michaels
Bellaire Blvd. Shopping Center	Houston-The Woodlands-Sugar Land, TX	100.0%		43,891	Randall’s
Blalock Market at I-10	Houston-The Woodlands-Sugar Land, TX	100.0%		97,277	99 Ranch Market
Citadel Building	Houston-The Woodlands-Sugar Land, TX	100.0%		121,000		Weingarten Realty Investors Corporate Office
Cypress Pointe	Houston-The Woodlands-Sugar Land, TX	100.0%		283,381	Kroger
Galveston Place	Houston-The Woodlands-Sugar Land, TX	100.0%		210,361	Randall’s	Office Depot, Palais Royal, Spec's
Griggs Road Shopping Center	Houston-The Woodlands-Sugar Land, TX	15.0%	(1)	80,093		Family Dollar, Citi Trends
Harrisburg Plaza	Houston-The Woodlands-Sugar Land, TX	15.0%	(1)	93,620		dd's Discount
HEB - Dairy Ashford & Memorial	Houston-The Woodlands-Sugar Land, TX	100.0%		36,874		H-E-B Fulfillment Center
Heights Plaza Shopping Center	Houston-The Woodlands-Sugar Land, TX	100.0%		71,277	Kroger	Goodwill
I45/Telephone Rd.	Houston-The Woodlands-Sugar Land, TX	15.0%	(1)	171,600	Sellers Bros.	Famsa, Fallas Paredes, Harbor Freight Tools
League City Plaza	Houston-The Woodlands-Sugar Land, TX	15.0%	(1)	129,467		Spec’s
Market at Westchase Shopping Center	Houston-The Woodlands-Sugar Land, TX	100.0%		83,127
Northbrook Shopping Center	Houston-The Woodlands-Sugar Land, TX	100.0%		174,181	El Rancho Supermarket	Office Depot, Dollar Tree
Oak Forest Shopping Center	Houston-The Woodlands-Sugar Land, TX	100.0%		157,669	Kroger	Ross Dress for Less, Dollar Tree, PetSmart
Randalls Center/Kings Crossing	Houston-The Woodlands-Sugar Land, TX	100.0%		126,397	Randall’s	CVS
Richmond Square	Houston-The Woodlands-Sugar Land, TX	100.0%		92,657		Best Buy, Cost Plus
River Oaks Shopping Center - East	Houston-The Woodlands-Sugar Land, TX	100.0%		71,265	Kroger
River Oaks Shopping Center - West	Houston-The Woodlands-Sugar Land, TX	100.0%		232,489	Kroger	Barnes & Noble, Talbots, Ann Taylor, GAP, JoS. A. Bank
Shoppes at Memorial Villages	Houston-The Woodlands-Sugar Land, TX	100.0%		191,274		Gulf Coast Veterinary Specialists
Shops at Kirby Drive	Houston-The Woodlands-Sugar Land, TX	100.0%		55,460		Freebirds Burrito
Shops at Three Corners	Houston-The Woodlands-Sugar Land, TX	70.0%	(1)	277,603	Fiesta	Ross Dress for Less, PetSmart, Office Depot, Big Lots
Southgate Shopping Center	Houston-The Woodlands-Sugar Land, TX	15.0%	(1)	124,453	Food-A-Rama	CVS, Family Dollar, Palais Royal
Stella Link Shopping Center	Houston-The Woodlands-Sugar Land, TX	100.0%		21,605		Spec’s
The Centre at Post Oak	Houston-The Woodlands-Sugar Land, TX	100.0%		183,940		Marshalls, Old Navy, Grand Lux Café, Nordstrom Rack, Arhaus
Tomball Marketplace	Houston-The Woodlands-Sugar Land, TX	100.0%		326,545		(Academy), (Kohl's), Ross Dress For Less, Marshalls
Village Plaza at Bunker Hill	Houston-The Woodlands-Sugar Land, TX	57.8%	(1)(3)	491,773	H-E-B	PetSmart, Academy, Nordstrom Rack
West Gray	Houston-The Woodlands-Sugar Land, TX	100.0%		37,384		Pier 1
Westchase Shopping Center	Houston-The Woodlands-Sugar Land, TX	100.0%		350,320	Whole Foods Market	(Target), Ross Dress for Less, Palais Royal, Petco
Westhill Village Shopping Center	Houston-The Woodlands-Sugar Land, TX	100.0%		130,851		Ross Dress for Less, Office Depot, 99 Cents Only
Independence Plaza	Laredo, TX	100.0%		347,302	H-E-B	T.J. Maxx, Ross Dress for Less, Hobby Lobby, Petco, Ulta Beauty
North Creek Plaza	Laredo, TX	100.0%		485,463	(H-E-B)	(Target), Marshalls, Old Navy, Best Buy, HomeGoods
Plantation Centre	Laredo, TX	100.0%		144,343	H-E-B
Las Tiendas Plaza	McAllen-Edinburg-Mission, TX	50.0%	(1)(3)	500,084		(Target), Dick's Sporting Goods, Conn's, Ross Dress for Less, Marshalls, Office Depot, (HomeGoods), (Forever 21)
Market at Nolana	McAllen-Edinburg-Mission, TX	50.0%	(1)(3)	244,549	(Walmart Supercenter)

Center	CBSA (5)	Owned %	Foot Notes	GLA	Grocer Anchor ( ) indicates owned by others	Other Anchors ( ) indicates owned by others
Market at Sharyland Place	McAllen-Edinburg-Mission, TX	50.0%	(1)(3)	301,174	(Walmart Supercenter)	Kohl's, Dollar Tree
North Sharyland Crossing	McAllen-Edinburg-Mission, TX	50.0%	(1)(3)	3,576
Northcross	McAllen-Edinburg-Mission, TX	50.0%	(1)(3)	75,288		Barnes & Noble
Old Navy Building	McAllen-Edinburg-Mission, TX	50.0%	(1)(3)	15,000		Old Navy
Sharyland Towne Crossing	McAllen-Edinburg-Mission, TX	50.0%	(1)(3)	492,325	H-E-B	(Target), T.J. Maxx, Petco, Office Depot, Ross Dress for Less
South 10th St. HEB	McAllen-Edinburg-Mission, TX	50.0%	(1)(3)	103,702	H-E-B
Trenton Crossing	McAllen-Edinburg-Mission, TX	100.0%		569,741		(Target), (Kohl's), Hobby Lobby, Ross Dress for Less, Marshalls, PetSmart
Starr Plaza	Rio Grande City, TX	50.0%	(1)(3)	176,694	H-E-B	Bealls
Fiesta Trails	San Antonio-New Braunfels, TX	100.0%		478,670	(H-E-B)	Bob Mills Furniture, Act III Theatres, Marshalls, Stein Mart, Petco
Parliament Square II	San Antonio-New Braunfels, TX	100.0%		54,541		Incredible Pizza
Thousand Oaks Shopping Center	San Antonio-New Braunfels, TX	15.0%	(1)	161,807	H-E-B	Bealls, Tuesday Morning
Texas Total:				10,676,487
Utah
West Jordan Town Center	Salt Lake City, UT	100.0%		304,899	Albertsons	(Target), Petco
Utah Total:				304,899
Virginia
Hilltop Village Center	Washington-Arlington-Alexandria, DC-VA-MD-WV	100.0%	(4)	250,811	Wegmans	L.A. Fitness
Virginia Total:				250,811
Washington
2200 Westlake	Seattle-Tacoma-Bellevue, WA	69.4%	(1)(3)	87,014	Whole Foods
Meridian Town Center	Seattle-Tacoma-Bellevue, WA	20.0%	(1)(3)	143,236	(Safeway)	Jo-Ann Fabric, Tuesday Morning
Queen Anne Marketplace	Seattle-Tacoma-Bellevue, WA	51.0%	(1)(3)	81,384	Metropolitan Market	Bartell's Drug
Rainer Square Plaza	Seattle-Tacoma-Bellevue, WA	20.0%	(1)(3)	111,735	Safeway	Ross Dress for Less
South Hill Center	Seattle-Tacoma-Bellevue, WA	20.0%	(1)(3)	134,010		Bed Bath & Beyond, Ross Dress for Less, Best Buy
Washington Total:				557,379

Total Operating Properties				35,075,840
New Development
Virginia
Centro Arlington	Washington-Arlington-Alexandria, DC-VA-MD-WV	90.0%	(1)(2)(3)	—	Harris Teeter
West Alex	Washington-Arlington-Alexandria, DC-VA-MD-WV	100.0%	(2)	—	Harris Teeter
Virginia Total:				—
Washington
The Whittaker	Seattle-Tacoma-Bellevue, WA	100.0%	(2)	58,242	Whole Foods
Washington Total:				58,242
Total New Developments				58,242
Operating & New Development Properties				35,134,082
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

ITEM 4. Mine Safety Disclosures
Not applicable.
PART II
ITEM 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Our common shares are listed and traded on the New York Stock Exchange under the symbol “WRI.” As of February 15, 2019, the number of holders of record of our common shares was 1,694.
Securities Authorized for Issuance under Equity Compensation Plans
The following table summarizes the equity compensation plans under which our common shares may be issued as of December 31, 2018:

Plan category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders	279,877	$22.30	1,287,267
Equity compensation plans not approved by shareholders	—	—	—
Total	279,877	$22.30	1,287,267

Performance Graph
The graph and table below provides an indicator of cumulative total shareholder returns for us as compared with the S&P 500 Stock Index and the FTSE NAREIT Equity Shopping Centers Index, weighted by market value at each measurement point. The graph assumes that on December 31, 2013, $100 was invested in our common shares and that all dividends were reinvested by the shareholder.
Comparison of Five Year Cumulative Return
*$100 invested on December 31, 2013 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.
Source: SNL Financial LC

	2014	2015	2016	2017	2018
Weingarten Realty Investors	$133.42	$137.67	$148.10	$145.97	$122.80
S&P 500 Index	113.69	115.26	129.05	157.22	150.33
FTSE NAREIT Equity Shopping Centers Index	129.96	136.10	141.10	125.06	106.87
There can be no assurance that our share performance will continue into the future with the same or similar trends depicted in the graph above. We do not make or endorse any predications as to future share performance.

Issuer Purchases of Equity Securities
We have a $200 million share repurchase plan. Under this plan, we may repurchase common shares from time-to-time in open-market or in privately negotiated purchases. The timing and amount of any shares repurchased will be determined by management based on its evaluation of market conditions and other factors. The repurchase plan may be suspended or discontinued at any time, and we have no obligations to repurchase any amount of our common shares under the plan. As of the date of this filing, $181.5 million of common shares remained available to be repurchased under the plan. Also, for the three months ended December 31, 2018, no common shares were surrendered or deemed surrendered to us to satisfy any employees' tax withholding obligations in connection with the vesting and/or exercise of awards under our equity-based compensation plans.

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

	(Amounts in thousands, except per share amounts) Year Ended December 31,
	2018 (1)	2017	2016	2015 (2)	2014 (2)
Operating Data:
Revenues (primarily real estate rentals)	$531,147	$573,163	$549,555	$512,844	$514,406
Depreciation and Amortization	161,838	167,101	162,535	145,940	150,356
Impairment Loss	10,120	15,257	98	153	1,024
Interest Expense, net	63,348	80,326	83,003	87,783	94,725
Gain on Sale of Property	207,865	218,611	100,714	59,621	146,290
Gain on Sale and Acquisition of Real Estate Joint Venture and Partnership Interests	—	—	48,322	879	1,718
(Provision) Benefit for Income Taxes	(1,378)	17	(6,856)	(52)	1,261
Equity in Earnings of Real Estate Joint Ventures and Partnerships, net	25,070	27,074	20,642	19,300	22,317
Net Income	345,343	350,715	276,831	181,222	307,579
Net Income Adjusted for Noncontrolling Interests	327,601	335,274	238,933	174,352	288,008
Net Income Attributable to Common Shareholders	$327,601	$335,274	$238,933	$160,835	$277,168
Per Share Data - Basic:
Net Income Attributable to Common Shareholders	$2.57	$2.62	$1.90	$1.31	$2.28
Weighted Average Number of Shares - Basic	127,651	127,755	126,048	123,037	121,542
Per Share Data - Diluted:
Net Income Attributable to Common Shareholders	$2.55	$2.60	$1.87	$1.29	$2.25
Weighted Average Number of Shares - Diluted	128,441	130,071	128,569	124,329	124,370
Balance Sheet Data:
Property (at cost)	$4,105,068	$4,498,859	$4,789,145	$4,262,959	$4,076,094
Total Assets	3,826,961	4,196,639	4,426,928	3,901,945	3,805,915
Debt, net	$1,794,684	$2,081,152	$2,356,528	$2,113,277	$1,930,009
Other Data:
Cash Flows from Operating Activities	$285,960	$269,758	$252,411	$245,435	$240,674
Cash Flows from Investing Activities	432,954	298,992	(366,172)	(197,132)	293,990
Cash Flows from Financing Activities	(664,111)	(588,695)	129,798	(126,248)	(527,555)
Cash Dividends per Common Share	2.98	2.29	1.46	1.38	1.55
Funds from Operations Attributable to Common Shareholders- Basic (3)	$307,934	$308,517	$291,656	$258,126	$254,518
___________________

(1)
See Note 2 in Item 8 for newly issued accounting pronouncements that were adopted using a modified retrospective approach during the most recent year and may affect the comparability of the above selected financial information.

(2)
See Note 2 in Item 8 for newly issued accounting pronouncements that were adopted using a retrospective approach during the most recent year, and amounts of the above selected financial information were made to conform to the current year presentation.

(3)	See Item 7 for the National Association of Real Estate Investment Trusts definition of funds from operations attributable to common shareholders for this non-GAAP measure.

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
We operate a portfolio of rental properties, primarily neighborhood and community shopping centers, totaling approximately 35.1 million square feet of gross leaseable area that is either owned by us or others. We have a diversified tenant base with our largest tenant comprising only 2.6% of base minimum rental revenues during 2018.
At December 31, 2018, we owned or operated under long-term leases, either directly or through our interest in real estate joint ventures or partnerships, a total of 178 properties, which are located in 17 states spanning the country from coast to coast.
We also owned interests in 24 parcels of land held for development that totaled approximately 14.0 million square feet at December 31, 2018.
We had approximately 4,000 leases with 3,000 different tenants at December 31, 2018. Leases for our properties range from less than a year for smaller spaces to over 10 years for larger tenants and may include options to extend the lease term in increments up to five years. Rental revenues generally include minimum lease payments, which often increase over the lease term, reimbursements of property operating expenses, including real estate taxes, and additional rent payments based on a percentage of the tenants’ sales. Our anchor tenants are supermarkets, value-oriented apparel/discount stores and other retailers or service providers who generally sell basic necessity-type goods and services. Although there is a broad shift in shopping patterns, including internet shopping that continues to affect our tenants, we believe our anchor tenants that drive foot traffic, combined with convenient locations, attractive and well-maintained properties, high quality retailers and a strong tenant mix, should lessen the effects of these conditions and maintain the viability of our portfolio.
Our goal is to remain a leader in owning and operating top-tier neighborhood and community shopping centers in certain markets of the United States. Our strategic initiatives include: (1) raising net asset value and cash flow through quality acquisitions, redevelopments and new developments, (2) maintaining a strong, flexible consolidated balance sheet and a well-managed debt maturity schedule, (3) growing net income from our existing portfolio by increasing occupancy and rental rates and (4) owning quality shopping centers in preferred locations that attract strong tenants. We believe these initiatives will keep our portfolio of properties among the strongest in our sector. Due to current capitalization rates in the market along with the uncertainty of the impact of increasing interest rates and various other market conditions, we intend to continue to be very prudent in our evaluation of all new investment opportunities. We believe the pricing of assets that no longer meet our ownership criteria remains reasonably stable while the price of our common shares has dropped well below our net asset value. Given these conditions, we have been focused on dispositions of properties with risk factors that impact our willingness to own them going forward, and although we will continue with this strategy, our dispositions in 2019 will decrease compared to 2018. Additionally, we utilized the proceeds to repurchase common shares, pay down our debt and fund both our new development and redevelopment projects.
As we discussed above, we continuously recycle non-core operating centers that no longer meet our ownership criteria and that will provide capital for growth opportunities. During 2018, we disposed of real estate assets, which were owned by us either directly or through our interest in real estate joint ventures or partnerships, with our share of aggregate gross sales proceeds totaling $633.6 million. We have approximately $269 million of dispositions currently under contracts or letters of intent; however, there are no assurances that these transactions will close at such prices or at all. Looking ahead to 2019, we currently intend to continue to opportunistically take advantage of the market conditions; however, we expect the volume of dispositions will significantly decrease from those in 2018, and we anticipate that our dispositions could potentially range from $250 million to $350 million.

We intend to continue to actively seek acquisition properties that meet our return hurdles and to actively evaluate other opportunities as they enter the market. Due to the immense amount of capital available in the market, it has been difficult to participate at price points that meet our investment criteria. For 2019, we expect to complete acquisition investments in the range of $50 million to $150 million; however, there are no assurances that this will actually occur.
We intend to continue to focus on identifying new development projects as another source of growth, as well as continue to look for redevelopment opportunities. Although we have recently begun the development of mixed-use projects, the opportunities for additional new development projects are limited at this time due to a lack of demand for new retail space. During 2018, we invested $102.5 million in three mixed-use new development projects that are partially or wholly owned and a 30-story, high-rise residential tower at our River Oaks Shopping Center in Houston, Texas. Also during 2018, we invested $37.9 million in 15 redevelopment projects that were partially or wholly owned. Effective January 1, 2019, we stabilized the development in Seattle, Washington, moving it to our operating property portfolio, which added 63,000 square feet to the portfolio at an estimated cost per square foot of $490. For 2019, we expect to invest in new development and redevelopments in the range of $175 million to $225 million, but we can give no assurances that this will actually occur.
We strive to maintain a strong, conservative capital structure which should provide ready access to a variety of attractive long and short-term capital sources. We carefully balance lower cost, short-term financing with long-term liabilities associated with acquired or developed long-term assets. We continue to look for transactions that will strengthen our consolidated balance sheet and further enhance our access to various sources of capital, while reducing our cost of capital. Due to the variability in the capital markets, there can be no assurance that favorable pricing and accessibility will be available in the future. During 2018, we paid down debt totaling $251.0 million and repurchased $18.5 million (before commissions) of our common shares. These transactions were funded with proceeds from our disposition program and cash generated from operations to further strengthen our balance sheet.
Operational Metrics
In assessing the performance of our centers, management carefully monitors various operating metrics of the portfolio. As a result of our strong leasing activity and low tenant fallout, the operating metrics of our portfolio remained strong in 2018 as we focused on increasing rental rates and same property net operating income ("SPNOI" and see Non-GAAP Financial Measures for additional information). Our portfolio delivered solid operating results with:

•	occupancy of 94.4% at December 31, 2018;

•	an increase of 3.4% in SPNOI that includes redevelopments for the three months ended December 31, 2018 over the same period of 2017; and

•	rental rate increases of 37.4% for new leases and 5.3% for renewals during the three months ended December 31, 2018.
Below are performance metrics associated with our signed occupancy, SPNOI growth and leasing activity on a pro rata basis:

	December 31,
	2018	2017
Anchor (space of 10,000 square feet or greater)	96.5%	97.3%
Non-Anchor	90.7%	90.5%
Total Occupancy	94.4%	94.8%

	Three Months Ended December 31, 2018	Twelve Months Ended December 31, 2018
SPNOI Growth (including Redevelopments) (1)	3.4%	2.5%
_______________

(1)	See Non-GAAP Financial Measures for a definition of the measurement of SPNOI and a reconciliation to net income attributable to common shareholders within this section of Item 7.

	Number of Leases	Square Feet ('000's)	Average New Rent per Square Foot ($)	Average Prior Rent per Square Foot ($)	Average Cost of Tenant Improvements per Square Foot ($)	Change in Base Rent on Cash Basis
Leasing Activity:
Three Months Ended December 31, 2018
New leases (1)	39	144	$21.89	$15.94	$23.33	37.4%
Renewals	116	597	15.59	14.81	—	5.3%
Not comparable spaces	26	96
Total	181	837	$16.82	$15.03	$4.53	11.9%

Twelve Months Ended December 31, 2018
New leases (1)	178	493	$24.28	$20.45	$34.62	18.7%
Renewals	572	2,652	17.53	16.52	.04	6.1%
Not comparable spaces	100	333
Total	850	3,478	$18.59	$17.13	$5.46	8.5%
_______________

(1)	Average external lease commissions per square foot for the three and twelve months ended December 31, 2018 were $5.35 and $5.42, respectively.
Changing shopping habits, driven by rapid expansion of internet-driven procurement, has led to increased financial problems for many retailers, which has had a negative impact on the retail real estate sector. We continue to monitor the effects of these trends, including the impact of retail customer spending over the long-term. We believe the desirability of our physical locations, the significant diversification of our portfolio, both geographically and by tenant base, and the quality of our portfolio, along with its leading retailers and service providers that sell primarily grocery and basic necessity-type goods and services, position us well to mitigate the impact of these changes. Additionally, most retailers have implemented omni-channel networks that integrate on-line shopping with in-store experiences that has further reinforced the need for bricks and mortar locations. Despite recent tenant bankruptcies, we continue to believe there is retailer demand for quality space within strong, strategically located centers.
While we anticipate occupancy in 2019 to increase slightly from 2018, we may experience some fluctuations due to announced bankruptcies and the repositioning of those spaces in the future. A reduction in the availability of quality retail space, as well as continued retailer demand, contributed to the increase in overall rental rates on a same-space basis as we completed new leases and renewed existing leases; however, the magnitude of these increases decreased in comparison to previous years due to, among other factors, a recent shift in negotiating leverage to the tenant. We expect rental rates to continue to increase and the funding of tenant improvements and allowances could increase; however, the variability in the mix of leasing transactions as to size of space, market, use and other factors may impact the magnitude of these increases, both positively and negatively. Leasing volume is anticipated to fluctuate due to the uncertainty in tenant fallouts related to bankruptcies and tenant non-renewals. Our expectation is that SPNOI growth including redevelopments will average between 2.0% to 3.0% for 2019 assuming no significant tenant bankruptcies, although there are no assurances that this will occur.
New Development/Redevelopment
At December 31, 2018, we had three mixed-use projects and a 30-story, high-rise residential tower at our River Oaks Shopping Center that were in various stages of development and are partially or wholly owned. We have funded $246.6 million through December 31, 2018 on these projects, and we estimate our aggregate net investment upon completion to be $512.5 million. Overall, the average projected stabilized return on investment for these multi-use properties, that include retail, office and residential components, is expected to approximate 5.6% upon completion.
We have 15 redevelopment projects in which we plan to invest approximately $90.8 million. Upon completion, the average projected stabilized return on our incremental investment on these redevelopment projects is expected to be between 8.0% and 14.0%.

We had approximately $45.7 million in land held for development at December 31, 2018 that may either be developed or sold. While we are experiencing some interest from retailers and other market participants in our land held for development, opportunities for economically viable developments remain limited. We intend to continue to pursue additional development and redevelopment opportunities in multiple markets; however, finding the right opportunities remains challenging.
Acquisitions
Acquisitions are a key component of our long-term growth strategy. The availability of quality acquisition opportunities in the market remains sporadic in our targeted markets. Intense competition, along with a decline in the volume of high-quality core properties on the market, has driven pricing to very high levels. We intend to remain disciplined in approaching these opportunities, pursuing only those that provide appropriate risk-adjusted returns.
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
Results of Operations
Comparison of the Year Ended December 31, 2018 to the Year Ended December 31, 2017
The following table is a summary of certain items in income from continuing operations from our Consolidated Statements of Operations, which we believe represent items that significantly changed during 2018 as compared to the same period in 2017:

	Year Ended December 31,
	2018	2017	Change	% Change
Revenues	$531,147	$573,163	$(42,016)	(7.3)%
Depreciation and amortization	161,838	167,101	(5,263)	(3.1)
Operating expenses	90,554	109,310	(18,756)	(17.2)
Real estate taxes, net	69,268	75,636	(6,368)	(8.4)
Impairment loss	10,120	15,257	(5,137)	(33.7)
General and administrative expenses	25,040	28,052	(3,012)	(10.7)
Interest expense, net	63,348	80,326	(16,978)	(21.1)
Interest and other income (expense)	2,807	7,532	(4,725)	(62.7)
Gain on sale of property	207,865	218,611	(10,746)	(4.9)
Revenues
The decrease in revenues of $42.0 million is primarily attributable to the $62.6 million impact of dispositions. Offsetting this decrease, the existing portfolio, including new development and redevelopment properties, contributed $10.5 million resulting from increases in rental rates and changes in occupancy. We also realized a $10.1 million increase associated with the write-off of a below-market lease intangible from the termination of a tenant's lease.
Depreciation and Amortization
The decrease in depreciation and amortization of $5.3 million is primarily attributable to the $16.3 million impact of our dispositions, which is offset by the write-off and amortization of in-place lease intangibles of $9.6 million and other capital activities.

Operating Expenses
The decrease in operating expenses of $18.8 million is primarily attributable to dispositions of $7.5 million, a $3.1 million lease termination fee paid in 2017, $4.9 million in management fees associated primarily with a reduction in compensation expense, $1.9 million in insurance costs associated with hurricane costs recognized in 2017 and $3.6 million in costs associated with the deferred compensation plan. Offsetting the above decreases is an increase in other miscellaneous operating expenses of $2.2 million associated primarily with repairs and maintenance.
Real Estate Taxes, net
The decrease in net real estate taxes of $6.4 million is primarily attributable to the impact of dispositions between the respective periods.
Impairment Loss
The impairment loss in 2018 is associated primarily with the disposition of three centers as compared to the losses in 2017 associated with the disposition of four centers, interests in two 50% unconsolidated joint ventures and the disposition of an unimproved land parcel.
General and Administrative Expenses
The decrease in general and administrative expenses of $3.0 million is primarily attributable to a reduction in salary expense associated with a fair value decrease of $1.8 million for assets held in a grantor trust related to deferred compensation and a decrease in restricted share compensation due to unanticipated reductions in our share valuation, as well as a reduction in personnel.
Interest Expense, net
Net interest expense decreased $17.0 million or 21.1%. The components of net interest expense were as follows (in thousands):

	Year Ended December 31,
	2018	2017
Gross interest expense	$71,899	$82,404
Gain on extinguishment of debt including related swap activity	(3,759)	—
Amortization of debt deferred costs, net	3,546	3,890
Over-market mortgage adjustment	(400)	(1,100)
Capitalized interest	(7,938)	(4,868)
Total	$63,348	$80,326
The decrease in net interest expense is primarily attributable to a reduction in the weighted average debt outstanding due to the pay down of debt with proceeds from dispositions and cash generated from operations, and a $3.8 million gain on extinguishment of debt during 2018, which includes the effect of a swap termination. For the year ended December 31, 2018, the weighted average debt outstanding was $1.9 billion at a weighted average interest rate of 4.0% as compared to $2.2 billion outstanding at a weighted average interest rate of 3.8% in the same period of 2017. Also the increase in capitalized interest of $3.1 million is associated with an increase in new development activities.
Interest and Other Income (Expense)
The decrease of $4.7 million in interest and other income (expense) is attributable primarily to a fair value decrease of $5.4 million for assets held in a grantor trust related to deferred compensation, which is offset by a net $.6 million increase primarily associated with fair value changes associated with commercial paper, money market and other investments.
Gain on Sale of Property
The decrease of $10.7 million in gain on sale of property is attributable primarily to the disposition of 21 centers and other property in 2018 as compared to 16 centers and other property in 2017.

Comparison of the Year Ended December 31, 2017 to the Year Ended December 31, 2016
The following table is a summary of certain items in income from continuing operations from our Consolidated Statements of Operations, which we believe represent items that significantly changed during 2017 as compared to the same period in 2016:

	Year Ended December 31,
	2017	2016	Change	% Change
Revenues	$573,163	$549,555	$23,608	4.3%
Depreciation and amortization	167,101	162,535	4,566	2.8
Operating expenses	109,310	98,855	10,455	10.6
Real estate taxes, net	75,636	66,358	9,278	14.0
Impairment loss	15,257	98	15,159	15,468.4
Interest expense, net	80,326	83,003	(2,677)	(3.2)
Interest and other income (expense)	7,915	2,569	5,346	208.1
Gain on sale of property	218,611	100,714	117,897	117.1
Gain on sale and acquisition of real estate joint venture and partnership interests	—	48,322	(48,322)	(100.0)
Benefit (provision) for income taxes	17	(6,856)	6,873	(100.2)
Equity in earnings of real estate joint ventures and partnerships, net	27,074	20,642	6,432	31.2
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
Impairment Loss
The increase in impairment loss of $15.2 million is primarily attributable to losses recognized in 2017. The impairment loss in 2017 is associated with the disposition of four centers, interests in two 50% unconsolidated joint ventures and the disposition of an unimproved land parcel as compared to the losses in 2016 associated with the disposition of two unimproved land parcels.

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
Interest and Other Income (Expense)
The increase in interest and other income (expense) of $5.3 million is primarily attributable to an increase in the fair value of assets held in a grantor trust related to our deferred compensation plan of $3.6 million, a pre-development cost recovery of $.9 million and $.7 million associated with gains from the sale of investments.
Gain on Sale of Property
The increase of $117.9 million is primarily attributable to the gain on sale of 16 centers and other property in 2017 as compared to 12 centers and other property in 2016.
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

Effects of Inflation
We have structured our leases in such a way as to remain largely unaffected should significant inflation occur. Many leases provide for increasing minimum rental rates during the terms of the leases through escalation provisions. In addition, many of our leases are for terms of less than 10 years, allowing us to adjust rental rates to changing market conditions when the leases expire. Some of our leases also contain percentage rent provisions whereby we receive increased rentals based on the tenants’ gross sales. Most of our leases also require the tenants to pay their proportionate share of operating expenses and real estate taxes. As a result of these lease provisions, increases in operating expenses due to inflation, as well as real estate tax rate increases, generally do not have a significant adverse effect upon our operating results as they are absorbed by our tenants. Under the current economic climate, inflation has been rising slowly.
Economic Conditions
We believe that underlying economic fundamentals continue to show positive, albeit slow, growth. Consumer confidence recently hit a near all-time high before declining slightly in recent months. With the election cycle over, we believe that consumer confidence could continue to remain high due to strong economic indicators, low unemployment rates, wage growth and changes in the tax law. Personal income and housing prices are continuing to increase in our primary markets. We believe there is a direct correlation between housing wealth and consumption, and we expect rising home prices will further strengthen retail fundamentals, including rent growth and operating results. Our focus on supermarket-anchored centers in densely populated major metropolitan areas should position our portfolio to take advantage of the ever-changing retail landscape.
With respect to Houston and other markets that are energy dependent, a strong petroleum market has positively impacted the local economy and has favorably affected the office and multifamily real estate sectors. If oil prices should decline again for an extended duration, the performance of our centers in the Houston market could be affected. However, we believe that any potential negative impact to our Houston properties will be mitigated by our positioning of properties in dense, high-income areas of Houston, coupled with below average amount of retail square feet delivered in recent years and with the diversification of Houston's economy.
The trade areas for our portfolio of centers have seen robust growth in personal income and home values over the past year. As strengthening retail fundamentals drive demand for investments in top-tier retail real estate, we continue to dedicate internal resources to identify and evaluate available assets in our markets so that we may purchase the best assets and properties with the strongest upside potential. Also, we continue to look for redevelopment opportunities within our existing portfolio by repositioning our anchor tenants and new development opportunities to spur growth.
Capital Resources and Liquidity
Our primary operating liquidity needs are paying our common share dividends, maintaining and operating our existing properties, paying our debt service costs, excluding debt maturities, and funding capital expenditures. Under our 2019 business plan, cash flows from operating activities are expected to meet these planned capital needs.
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
As of December 31, 2018, we had available borrowing capacity of $492.9 million under our unsecured revolving credit facility, and our debt maturities for 2019 total $73.0 million. As of December 31, 2018, we had cash and cash equivalents available of $65.9 million. During 2018, we used excess cash on hand to prepay our $200 million unsecured term loan, to repay $51.0 million of outstanding debt, which included $14.2 million of unsecured debt purchased on the open market, to repurchase $18.5 million (before commissions) of our common shares, to invest $141.8 million in new development and redevelopment projects and to pay a special dividend of $179.7 million. Currently, we anticipate our disposition activities to continue and estimate between $250 million to $350 million in dispositions for 2019.

We believe net proceeds from planned capital recycling, combined with our available capacity under the revolving credit and short-term borrowing facilities, will provide adequate liquidity to fund our capital needs, including acquisitions, redevelopment and new development activities and special dividends. In the event our capital recycling program does not progress as expected, we believe other debt and equity alternatives are available to us. Although external market conditions are not within our control, we do not currently foresee any impediments to our entering the capital markets if needed.
During 2018, aggregate gross sales proceeds from our dispositions totaled $633.6 million, which were owned by us either directly or through our interest in real estate joint ventures or partnerships. Operating cash flows from assets disposed are included in net cash from operating activities in our Consolidated Statements of Cash Flows, while proceeds from these disposals are included as investing activities.
We have non-recourse debt secured by acquired or developed properties held in several of our real estate joint ventures and partnerships. At December 31, 2018, off-balance sheet mortgage debt for our unconsolidated real estate joint ventures and partnerships totaled $269.1 million, of which our pro rata ownership is $89.2 million. Scheduled principal mortgage payments on this debt, excluding deferred debt costs and non-cash related items totaling $(.8) million, at 100% are as follows (in millions):

2019	$6.0
2020	71.0
2021	173.0
2022	2.1
2023	2.2
Thereafter	15.6
Total	$269.9
We generally have the right to sell or otherwise dispose of our assets except in certain cases where we are required to obtain our joint venture partners’ consent or a third party consent for assets held in special purpose entities that are 100% owned by us.
Investing Activities
Dispositions
During 2018, we sold 25 centers and other property, including real estate assets owned through our interest in unconsolidated real estate joint ventures and partnerships. Our share of aggregate gross sales proceeds from these transactions totaled $633.6 million and generated our share of the gains of approximately $203.4 million.
New Development/Redevelopment
At December 31, 2018, we had three mixed-use projects and a 30-story, high-rise residential tower at our River Oaks Shopping Center under development with approximately .3 million of total square footage for retail and office space and 962 residential units, that were partially or wholly owned. We have funded $246.6 million through December 31, 2018 on these projects. Upon completion, we expect our aggregate net investment in these multi-use projects to be $512.5 million. Effective January 1, 2019, we stabilized the development in Seattle, Washington, moving it to our operating property portfolio, which added 63,000 square feet to the portfolio at an estimated cost per square foot of $490.
At December 31, 2018, we had 15 redevelopment projects in which we plan to invest approximately $90.8 million. Upon completion, the average projected stabilized return on our incremental investment on these redevelopment projects is expected to be between 8.0% and 14.0%.
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

Capital Expenditures
Capital expenditures for additions to the existing portfolio, acquisitions, tenant improvements, new development, redevelopment and our share of investments in unconsolidated real estate joint ventures and partnerships are as follows (in thousands):

	Year Ended December 31,
	2018	2017
New Development	$103,102	$93,120
Redevelopment	38,657	31,693
Tenant Improvements	27,560	24,823
Capital Improvements	20,825	20,391
Other	4,745	2,384
Total	$194,889	$172,411
The increase in capital expenditures is attributable primarily to increased activity at our new development and redevelopment centers.
For 2019, we anticipate our acquisitions to total approximately $50 million to $150 million. Our new development and redevelopment investment for 2019 is estimated to be approximately $175 million to $225 million. For 2019, capital and tenant improvements is expected to be consistent with 2018 expenditures. No assurances can be provided that our planned activities will occur. Further, we have entered into commitments aggregating $190.7 million comprised principally of construction contracts which are generally due in 12 to 36 months and anticipated to be funded under our unsecured revolving credit facility or through the use of excess cash.
Capital expenditures for additions described above relate to cash flows from investing activities as follows (in thousands):

	Year Ended December 31,
	2018	2017
Acquisition of real estate and land	$1,265	$1,902
Development and capital improvements	155,528	133,336
Real estate joint ventures and partnerships - Investments	38,096	37,173
Total	$194,889	$172,411
Capitalized soft costs, including payroll and other general and administrative costs, interest, insurance and real estate taxes, totaled $16.2 million and $13.4 million for the year ended December 31, 2018 and 2017, respectively.
Financing Activities
Debt
Total debt outstanding was $1.8 billion at December 31, 2018 and consists of $22.7 million, which bears interest at variable rates, and $1.8 billion, which bears interest at fixed rates. Additionally, of our total debt, $337.3 million was secured by operating centers while the remaining $1.5 billion was unsecured.
At December 31, 2018, we have a $500 million unsecured revolving credit facility, which expires in March 2020 and provides borrowing rates that float at a margin over LIBOR plus a facility fee. At December 31, 2018, the borrowing margin and facility fee, which are priced off a grid that is tied to our senior unsecured credit ratings, were 90 and 15 basis points, respectively. The facility also contains a competitive bid feature that allows us to request bids for up to $250 million. Additionally, an accordion feature allows us to increase the facility amount up to $850 million. As of February 15, 2019, we had no amounts outstanding, and the available balance was $497.9 million, net of $2.1 million in outstanding letters of credit.

At December 31, 2018, we have a $10 million unsecured short-term facility that we maintain for cash management purposes. The facility, which matures in March 2019, provides for fixed interest rate loans at a 30-day LIBOR rate plus borrowing margin, facility fee and an unused facility fee of 125, 10, and 5 basis points, respectively. As of February 15, 2019, we had no amounts outstanding under this facility.
During 2018, the maximum balance and weighted average balance outstanding under both facilities combined were $26.5 million and $1.1 million, respectively, at a weighted average interest rate of 2.9%.
During 2018, we prepaid our $200 million unsecured variable-rate term loan, swapped to a fixed rate of 2.5%, and terminated the associated interest rate swap contracts (see Note 7 for additional information). Additionally during 2018, we paid at par $51.0 million of outstanding debt. These transactions resulted in a net gain upon their extinguishment of $.4 million, excluding the effect of the swap termination.
Our five most restrictive covenants, composed from both our public debt and revolving credit facility, include debt to asset, secured debt to asset, fixed charge, unencumbered asset test and unencumbered interest coverage ratios. We are not aware of any non-compliance with our public debt and revolving credit facility covenants as of December 31, 2018.
Our most restrictive public debt covenant ratios, as defined in our indenture and supplemental indenture agreements, were as follows at December 31, 2018:

Covenant	Restriction	Actual
Debt to Asset Ratio	Less than 60.0%	38.1%
Secured Debt to Asset Ratio	Less than 40.0%	7.1%
Fixed Charge Ratio	Greater than 1.5	4.9
Unencumbered Asset Test	Greater than 150%	284.0%
As of December 31, 2018, we had no active interest rate swap contracts. During the year ended December 31, 2018, associated with the prepayment of an unsecured note, we terminated three interest rate swap contracts that had an aggregate notional amount of $200 million, and we recognized a $3.4 million gain due to the probability that the related hedged forecasted transactions would no longer occur.
Equity
Common share dividends paid totaled $382.5 million for the year ended December 31, 2018, which includes a special dividend paid in December 2018 in the amount of $1.40 per common share or $179.7 million, which was distributed due to the gains on dispositions of property. Our dividend payout ratio (as calculated as dividends paid on common shares divided by core funds from operations attributable to common shareholders - basic) for the year ended December 31, 2018 approximated 130.8% (see Non-GAAP Financial Measures for additional information). Our Board of Trust Managers approved a first quarter 2019 dividend of $.395 per common share.
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
For the year ended December 31, 2018, we repurchased .7 million common shares at an average price of $27.10 per share. At December 31, 2018 and as of the date of this filing, $181.5 million of common shares remained available to be repurchased under this plan.
We have an effective universal shelf registration statement which expires in September 2020. We will continue to closely monitor both the debt and equity markets and carefully consider our available financing alternatives, including both public offerings and private placements.

Contractual Obligations
We have debt obligations related to our mortgage loans and unsecured debt, including any draws on our credit facilities. We have shopping centers that are subject to non-cancelable long-term ground leases where a third party owns and has leased the underlying land to us to construct and/or operate a shopping center. In addition, we have non-cancelable operating leases pertaining to office space from which we conduct our business. The table below excludes obligations related to our new development projects because such amounts are not fixed or determinable, and commitments aggregating $190.7 million comprised principally of construction contracts which are generally due in 12 to 36 months. The following table summarizes our primary contractual obligations as of December 31, 2018 (in thousands):

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Mortgages and Notes Payable (1)
Unsecured Debt	$1,719,399	$68,766	$111,750	$686,115	$852,768
Secured Debt	421,503	88,620	46,848	100,217	185,818
Lease Payments	111,552	2,779	4,870	4,601	99,302
Other Obligations (2)	98,099	71,533	26,566
Total Contractual Obligations	$2,350,553	$231,698	$190,034	$790,933	$1,137,888

_______________

(1)
Includes principal and interest with interest on variable-rate debt calculated using rates at December 31, 2018. Also, excludes a $60.9 million debt service guaranty liability. See Note 6 for additional information.

(2)
Other obligations include income and real estate tax payments, commitments associated with our secured debt and other employee payments. Included in 2019, is the estimated contribution to our pension plan, which meets or exceeds the minimum statutory funding requirements; however, we have the right to discontinue contributions at any time. See Note 16 for additional information.

Related to a development project in Sheridan, Colorado, we have provided a guaranty for the payment of any debt service shortfalls on tax increment revenue bonds issued in connection with the project. The Sheridan Redevelopment Agency ("Agency") issued Series A bonds used for an urban renewal project, of which $60.9 million remain outstanding at December 31, 2018. The bonds are to be repaid with incremental sales and property taxes and a public improvement fee ("PIF") to be assessed on current and future retail sales and, to the extent necessary, any amounts we may have to provide under a guaranty. The incremental taxes and PIF are to remain intact until the earlier of the payment of the bond liability in full or 2040. The debt associated with this guaranty has been recorded in our consolidated financial statements as of December 31, 2018.
Off Balance Sheet Arrangements
As of December 31, 2018, none of our off-balance sheet arrangements had a material effect on our liquidity or availability of, or requirement for, our capital resources. Letters of credit totaling $2.1 million were outstanding under the unsecured revolving credit facility at December 31, 2018.
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

As of December 31, 2018, one unconsolidated real estate joint venture was determined to be a VIE through the issuance of a secured loan, since the lender had the ability to make decisions that could have a significant impact on the profitability of the entity. Our maximum risk of loss associated with this VIE was limited to $34.0 million at December 31, 2018. Also at December 31, 2018, another joint venture arrangement for the future development of a mixed-use project was determined to be a VIE. We are not the primary beneficiary as the substantive participating rights associated with the entity are shared, and we do not have the power to direct the significant activities of the entity. We anticipate funding approximately $57 million associated with the mixed-use project through 2020.
Effective December 31, 2018, a real estate limited partnership agreement with a foreign institutional investor was amended to include potential acquisitions of real estate approved by the institutional investor of up to $61 million through December 31, 2019 with an option to extend an additional one-year period with consent of the institutional investor. Our ownership in this unconsolidated real estate limited partnership agreement is 51%, and as of the date of this filing, no assets have been purchased under this agreement.
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

NAREIT FFO and Core FFO is calculated as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Net income attributable to common shareholders	$327,601	$335,274	$238,933
Depreciation and amortization of real estate	160,679	166,125	162,989
Depreciation and amortization of real estate of unconsolidated real estate joint ventures and partnerships	12,454	14,020	15,118
Impairment of operating properties and real estate equity investments	9,969	12,247	—
Impairment of operating properties of unconsolidated real estate joint ventures and partnerships	—	—	326
Gain on acquisition including associated real estate equity investment	—	—	(46,398)
Gain on sale of property and interests in real estate equity investments	(206,930)	(217,659)	(101,124)
Gain on dispositions of unconsolidated real estate joint ventures and partnerships	(6,300)	(6,187)	(3,693)
Provision (benefit) for income taxes (1)	2,223	(711)	—
Noncontrolling interests and other (2)	8,238	5,408	25,505
NAREIT FFO – basic	307,934	308,517	291,656
Income attributable to operating partnership units	—	3,084	1,996
NAREIT FFO – diluted	307,934	311,601	293,652
Adjustments to Core FFO:
Provision (benefit) for income taxes (3)	(1,488)	(729)	7,024
Acquisition costs	—	—	1,782
Other impairment loss	134	3,031	98
Gain on extinguishment of debt including related swap activity	(3,131)	—	(1,679)
Lease terminations	(10,023)	—	—
Severance costs	—	1,378	—
Storm damage costs	—	1,822	—
Recovery of pre-development costs	—	(949)	—
Other	(911)	2,292	17
Core FFO – diluted	$292,515	$318,446	$300,894

FFO weighted average shares outstanding – basic	127,651	127,755	126,048
Effect of dilutive securities:
Share options and awards	790	870	1,059
Operating partnership units	—	1,446	1,462
FFO weighted average shares outstanding – diluted	128,441	130,071	128,569

NAREIT FFO per common share – basic	$2.41	$2.41	$2.31

NAREIT FFO per common share – diluted	$2.40	$2.40	$2.28

Core FFO per common share – diluted	$2.28	$2.45	$2.34
_______________
(1) Effective January 1, 2017 includes the applicable taxes related to gains and impairments of operating properties.
(2) Related to gains, impairments and depreciation on operating properties and unconsolidated real estate joint ventures, where applicable.
(3) Effective January 1, 2017 includes only the applicable taxes related to gains and impairments of non-operating assets.

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

	Three Months Ended December 31, 2018	Twelve Months Ended December 31, 2018
Beginning of the period	176	183
Properties added:
Acquisitions	—	6
New Developments	—	1
Redevelopments	—	4
Properties removed:
Dispositions	(5)	(22)
Other	—	(1)
End of the period	171	171

We calculate SPNOI using net income attributable to common shareholders and adjusted for net income attributable to noncontrolling interests, other income (expense), income taxes and equity in earnings of real estate joint ventures and partnerships. Additionally to reconcile to SPNOI, we exclude the effects of property management fees, certain non-cash revenues and expenses such as straight-line rental revenue and the related reversal of such amounts upon early lease termination, depreciation and amortization, impairment losses, general and administrative expenses and other items such as lease cancellation income, environmental abatement costs, demolition expenses and lease termination fees. Consistent with the capital treatment of such costs under GAAP, tenant improvements, leasing commissions and other direct leasing costs are excluded from SPNOI. A reconciliation of net income attributable to common shareholders to SPNOI is as follows (in thousands):

	Three Months Ended December 31,		Twelve Months Ended December 31,
	2018	2017	2018	2017
Net income attributable to common shareholders	$59,507	$167,967	$327,601	$335,274
Add:
Net income attributable to noncontrolling interests	3,722	2,686	17,742	15,441
Provision (benefit) for income taxes	10	2,018	1,378	(17)
Interest expense, net	15,663	18,921	63,348	80,326
Property management fees	685	649	2,904	2,902
Depreciation and amortization	35,280	40,986	161,838	167,101
Impairment loss	7,722	245	10,120	15,257
General and administrative	7,325	7,800	25,040	28,052
Other (1)	84	(798)	51	3,586
Less:
Gain on sale of property	(34,788)	(132,045)	(207,865)	(218,611)
Equity in earnings of real estate joint ventures and partnership interests, net	(5,737)	(9,108)	(25,070)	(27,074)
Interest and other income/expense	1,928	(3,322)	(2,807)	(7,532)
Revenue adjustments (2)	(3,022)	(4,308)	(25,007)	(16,877)
Adjusted income	88,379	91,691	349,273	377,828
Less: Adjusted income related to consolidated entities not defined as same property and noncontrolling interests	(6,499)	(12,319)	(29,114)	(66,366)
Add: Pro rata share of unconsolidated entities defined as same property	8,861	8,366	34,285	34,203
Same Property Net Operating Income	90,741	87,738	354,444	345,665
Less: Redevelopment Net Operating Income	(8,705)	(7,691)	(32,939)	(30,725)
Same Property Net Operating Income excluding Redevelopments	$82,036	$80,047	$321,505	$314,940
___________________

(1)	Other includes items such as environmental abatement costs, demolition expenses and lease termination fees.

(2)	Revenue adjustments consist primarily of straight-line rentals, lease cancellation income and fee income primarily from real estate joint ventures and partnerships.
Newly Issued Accounting Pronouncements
See Note 2 to our consolidated financial statements in Item 8 for additional information related to recent accounting pronouncements.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk
We use fixed and floating-rate debt to finance our capital requirements. These transactions expose us to market risk related to changes in interest rates. Derivative financial instruments may be used to manage a portion of this risk, primarily interest rate contracts with major financial institutions. These agreements expose us to credit risk in the event of non-performance by the counter-parties. We do not engage in the trading of derivative financial instruments in the normal course of business. At December 31, 2018, we had fixed-rate debt of $1.8 billion and variable-rate debt of $22.7 million. In the event interest rates were to increase 100 basis points and holding all other variables constant, annual net income and cash flows for the following year would decrease by approximately $.2 million associated with our variable-rate debt, including the effect of the interest rate contracts. The effect of the 100 basis points increase would decrease the fair value of our variable-rate and fixed-rate debt by approximately $.3 million and $86.8 million, respectively.

ITEM 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Trust Managers of Weingarten Realty Investors
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Weingarten Realty Investors and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.
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

/s/ Deloitte & Touche LLP

Houston, Texas
February 28, 2019

We have served as the Company's auditor since 1963.

WEINGARTEN REALTY INVESTORS CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts)

	Year Ended December 31,
	2018	2017	2016
Revenues:
Rentals, net	$516,502	$560,643	$537,265
Other	14,645	12,520	12,290
Total Revenues	531,147	573,163	549,555
Operating Expenses:
Depreciation and amortization	161,838	167,101	162,535
Operating	90,554	109,310	98,855
Real estate taxes, net	69,268	75,636	66,358
Impairment loss	10,120	15,257	98
General and administrative	25,040	28,052	26,607
Total Operating Expenses	356,820	395,356	354,453
Other Income (Expense):
Interest expense, net	(63,348)	(80,326)	(83,003)
Interest and other income (expense)	2,807	7,532	1,910
Gain on sale of property	207,865	218,611	100,714
Gain on sale and acquisition of real estate joint venture and partnership interests	—	—	48,322
Total Other Income	147,324	145,817	67,943
Income Before Income Taxes and Equity in Earnings of Real Estate Joint Ventures and Partnerships	321,651	323,624	263,045
(Provision) Benefit for Income Taxes	(1,378)	17	(6,856)
Equity in Earnings of Real Estate Joint Ventures and Partnerships, net	25,070	27,074	20,642
Net Income	345,343	350,715	276,831
Less: Net Income Attributable to Noncontrolling Interests	(17,742)	(15,441)	(37,898)
Net Income Attributable to Common Shareholders	$327,601	$335,274	$238,933
Earnings Per Common Share - Basic:
Net income attributable to common shareholders	$2.57	$2.62	$1.90
Earnings Per Common Share - Diluted:
Net income attributable to common shareholders	$2.55	$2.60	$1.87
See Notes to Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands)

	Year Ended December 31,
	2018	2017	2016
Net Income	$345,343	$350,715	$276,831
Cumulative effect adjustment of new accounting standards (see Note 2)	(1,541)	—	—
Other Comprehensive (Loss) Income:
Net unrealized gain on investments, net of taxes	—	1,228	407
Realized gain on investments	—	(651)	—
Realized loss on derivatives	—	—	(2,084)
Net unrealized gain (loss) on derivatives	1,379	1,063	(1,204)
Reclassification adjustment of derivatives and designated hedges into net income	(4,302)	(42)	1,531
Retirement liability adjustment	85	1,393	(167)
Total	(2,838)	2,991	(1,517)
Comprehensive Income	340,964	353,706	275,314
Comprehensive Income Attributable to Noncontrolling Interests	(17,742)	(15,441)	(37,898)
Comprehensive Income Adjusted for Noncontrolling Interests	$323,222	$338,265	$237,416
See Notes to Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS CONSOLIDATED BALANCE SHEETS (In thousands, except per share amounts)

	December 31,
	2018	2017
ASSETS
Property	$4,105,068	$4,498,859
Accumulated Depreciation	(1,108,188)	(1,166,126)
Property Held for Sale, net	—	54,792
Property, net *	2,996,880	3,387,525
Investment in Real Estate Joint Ventures and Partnerships, net *	353,828	317,763
Total	3,350,708	3,705,288
Unamortized Lease Costs, net	142,014	181,047
Accrued Rent, Accrued Contract Receivables and Accounts Receivable (net of allowance for doubtful accounts of $6,855 in 2018 and $7,516 in 2017) *	97,924	104,357
Cash and Cash Equivalents *	65,865	13,219
Restricted Deposits and Mortgage Escrows	10,272	8,115
Other, net	160,178	184,613
Total Assets	$3,826,961	$4,196,639
LIABILITIES AND EQUITY
Debt, net *	$1,794,684	$2,081,152
Accounts Payable and Accrued Expenses	113,175	116,463
Other, net	168,403	189,182
Total Liabilities	2,076,262	2,386,797
Commitments and Contingencies (see Note 18)	—	—
Equity:
Shareholders' Equity:
Common Shares of Beneficial Interest - par value, $.03 per share; shares authorized: 275,000; shares issued and outstanding: 128,333 in 2018 and 128,447 in 2017	3,893	3,897
Additional Paid-In Capital	1,766,993	1,772,066
Net Income Less Than Accumulated Dividends	(186,431)	(137,065)
Accumulated Other Comprehensive Loss	(10,549)	(6,170)
Total Shareholders' Equity	1,573,906	1,632,728
Noncontrolling Interests	176,793	177,114
Total Equity	1,750,699	1,809,842
Total Liabilities and Equity	$3,826,961	$4,196,639
* Consolidated variable interest entities' assets and debt included in the above balances (see Note 19):
Property, net	$198,466	$207,969
Accrued Rent, Accrued Contract Receivables and Accounts Receivable, net	12,220	12,011
Cash and Cash Equivalents	8,243	9,025
Debt, net	45,774	46,253
See Notes to Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

	Year Ended December 31,
	2018	2017	2016
Cash Flows from Operating Activities:
Net Income	$345,343	$350,715	$276,831
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	161,838	167,101	162,535
Amortization of debt deferred costs and intangibles, net	3,146	2,790	2,562
Impairment loss	10,120	15,257	98
Equity in earnings of real estate joint ventures and partnerships, net	(25,070)	(27,074)	(20,642)
Gain on sale and acquisition of real estate joint venture and partnership interests	—	—	(48,322)
Gain on sale of property	(207,865)	(218,611)	(100,714)
Distributions of income from real estate joint ventures and partnerships	19,605	1,321	1,149
Changes in accrued rent, accrued contract receivables and accounts receivable, net	(2,807)	(18,964)	(14,488)
Changes in unamortized lease costs and other assets, net	(8,632)	(13,299)	(16,900)
Changes in accounts payable, accrued expenses and other liabilities, net	(2,315)	4,970	8,963
Other, net	(7,403)	5,552	1,339
Net cash provided by operating activities	285,960	269,758	252,411
Cash Flows from Investing Activities:
Acquisition of real estate and land	(1,265)	(1,902)	(500,421)
Development and capital improvements	(155,528)	(133,336)	(101,179)
Proceeds from sale of property and real estate equity investments, net	607,486	433,661	234,952
Real estate joint ventures and partnerships - Investments	(38,096)	(37,173)	(52,834)
Real estate joint ventures and partnerships - Distributions of capital	6,936	28,791	51,714
Purchase of investments	—	(5,730)	(4,740)
Proceeds from investments	1,500	8,502	1,250
Other, net	11,921	6,179	5,086
Net cash provided by (used in) investing activities	432,954	298,992	(366,172)
Cash Flows from Financing Activities:
Proceeds from issuance of debt	638	—	249,999
Principal payments of debt	(257,028)	(28,723)	(144,788)
Changes in unsecured credit facilities	5,000	(245,000)	95,500
Repurchase of common shares of beneficial interest, net	(18,564)	—	—
Proceeds from issuance of common shares of beneficial interest, net	6,760	1,588	137,460
Common share dividends paid	(382,464)	(294,073)	(185,100)
Debt issuance and extinguishment costs paid	(1,271)	(488)	(5,396)
Distributions to noncontrolling interests	(19,155)	(19,342)	(9,563)
Contributions from noncontrolling interests	1,465	—	—
Other, net	508	(2,657)	(8,314)
Net cash (used in) provided by financing activities	(664,111)	(588,695)	129,798
Net increase (decrease) in cash, cash equivalents and restricted cash equivalents	54,803	(19,945)	16,037
Cash, cash equivalents and restricted cash equivalents at January 1	21,334	41,279	25,242
Cash, cash equivalents and restricted cash equivalents at December 31	$76,137	$21,334	$41,279
Interest paid during the period (net of amount capitalized of $7,938, $4,868 and $2,656, respectively)	$65,507	$79,161	$79,515
Income taxes paid during the period	$1,545	$1,009	$958
See Notes to Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
Year Ended December 31, 2018, 2017 and 2016

	Common Shares of Beneficial Interest	Additional Paid-In Capital	Net Income Less Than Accumulated Dividends	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance, January 1, 2016	$3,744	$1,616,242	$(222,880)	$(7,644)	$155,548	$1,545,010
Net income			238,933		37,898	276,831
Issuance of common shares, net	105	131,317				131,422
Shares issued under benefit plans, net	36	7,430				7,466
Change in classification of deferred compensation plan		(39,977)				(39,977)
Change in redemption value of deferred compensation plan			(8,600)			(8,600)
Diversification of share awards within deferred compensation plan		3,819				3,819
Dividends paid – common shares			(185,100)			(185,100)
Distributions to noncontrolling interests					(9,563)	(9,563)
Acquisition of noncontrolling interests		(730)			(2,139)	(2,869)
Other comprehensive loss				(1,517)		(1,517)
Other, net					(26)	(26)
Balance, December 31, 2016	3,885	1,718,101	(177,647)	(9,161)	181,718	1,716,896
Net income			335,274		15,441	350,715
Shares issued under benefit plans, net	12	8,816				8,828
Change in classification of deferred compensation plan (see Note 1)		45,377				45,377
Change in redemption value of deferred compensation plan			(619)			(619)
Dividends paid – common shares			(294,073)			(294,073)
Distributions to noncontrolling interests					(19,342)	(19,342)
Other comprehensive income				2,991		2,991
Other, net		(228)			(703)	(931)
Balance, December 31, 2017	3,897	1,772,066	(137,065)	(6,170)	177,114	1,809,842
Net income			327,601		17,742	345,343
Shares repurchased and cancelled	(20)	(18,544)				(18,564)
Shares issued under benefit plans, net	16	13,471				13,487
Cumulative effect adjustment of new accounting standards (see Note 2)			5,497	(1,541)		3,956
Dividends paid – common shares			(382,464)			(382,464)
Distributions to noncontrolling interests					(19,155)	(19,155)
Contributions from noncontrolling interests					1,465	1,465
Other comprehensive loss				(2,838)		(2,838)
Other, net					(373)	(373)
Balance, December 31, 2018	$3,893	$1,766,993	$(186,431)	$(10,549)	$176,793	$1,750,699

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
We operate a portfolio of neighborhood and community shopping centers, totaling approximately 35.1 million square feet of gross leaseable area that is either owned by us or others. We have a diversified tenant base, with our largest tenant comprising only 2.6% of base minimum rental revenues during 2018. Total revenues generated by our centers located in Houston and its surrounding areas was 18.8% of total revenue for the year ended December 31, 2018, and an additional 8.7% of total revenue was generated in 2018 from centers that are located in other parts of Texas. Also, in Florida and California, an additional 20.4% and 17.2%, respectively, of total revenue was generated in 2018.
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

Contract Type	Performance Obligation Description	Elements of Performance Obligations	Payment Timing
Management Agreements	• Management and asset management services • Construction and development services • Marketing services	• Over time • Right to invoice • Long-term contracts	Typically monthly or quarterly
	• Leasing and legal preparation services • Sales commissions	• Point in time • Long-term contracts
Licensing and Occupancy Agreements	• Rent of non-specific space	• Over time • Right to invoice • Short-term contracts	Typically monthly
	• Set-up services	• Point in time • Right to invoice
Non-tenant Contracts	• Placement of miscellaneous items at our centers that do not qualify as a lease, i.e. advertisements, trash bins, etc.	• Point in time • Long-term contracts	Typically monthly
	• Set-up services	• Point in time • Right to invoice
We also assess collectability of the customer contract revenue prior to recognition. None of these customer contracts include a significant financing component. Customer contract revenue for the year ended December 31, 2018 does not include any amounts that were from obligations satisfied (or partially satisfied) in prior periods, or was a contract liability at January 1, 2018.
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
Property identified for sale is reviewed to determine if it qualifies as held for sale based on the following criteria: management has approved and is committed to the disposal plan, the assets are available for immediate sale, an active plan is in place to locate a buyer, the sale is probable and expected to qualify as a completed sale within a year, the sales price is reasonable in relation to the current fair value, and it is unlikely that significant changes will be made to the sales plan or that the sales plan will be withdrawn. Upon qualification, these properties are segregated and classified as held for sale at the lower of cost or fair value less costs to sell. Our individual property disposals do not qualify for discontinued operations presentation; thus, the results of operations through the disposal date and any associated gains are included in income from continuing operations.
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
Our restricted deposits and mortgage escrows consists of the following (in thousands):

	December 31,
	2018	2017
Restricted deposits	$8,150	$6,291
Mortgage escrows	2,122	1,824
Total	$10,272	$8,115
Other Assets, net
Other assets include an asset related to the debt service guaranty (see Note 6 for further information), tax increment revenue bonds, investments, investments held in a grantor trust, deferred tax assets, prepaid expenses, interest rate derivatives, the value of above-market leases and the related accumulated amortization, deferred debt costs associated with our revolving credit facilities and other miscellaneous receivables. Investments held in a grantor trust and investments in mutual funds are adjusted to fair value at each period with changes included in our Consolidated Statements of Operations. Investments held to maturity are carried at amortized cost and are adjusted using the interest method for amortization of premiums and accretion of discounts. Our tax increment revenue bonds have been classified as held to maturity and are recorded at amortized cost offset by a recognized credit loss (see Note 20 for further information). Above-market leases are amortized as adjustments to rental revenues over terms of the acquired leases. Deferred debt costs, including those classified in debt, are amortized primarily on a straight-line basis, which approximates the effective interest rate method, over the terms of the debt. Other miscellaneous receivables have a reserve applied to the carrying amount when it becomes apparent that conditions exist that may lead to our inability to fully collect on outstanding amounts due. Such conditions include delinquent or late payments on receivables, deterioration in the ongoing relationship with the borrower and other relevant factors. We establish a reserve when expected loss conditions exist by reviewing the borrower’s ability to generate revenues to meet debt service requirements and assessing the fair value of any collateral.
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
We recognize gains on the sale of real estate to joint ventures and partnerships in which we participate to the extent we receive consideration from the joint venture or partnership, if it meets the sales criteria in accordance with GAAP.
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

On December 22, 2017, the U.S. government enacted the Tax Act. The Tax Act made broad and complex changes to the Internal Revenue Code including, but not limited to, (1) reducing the U.S. federal corporate income tax rate from 35% to 21%, (2) establishing a 20% deduction for REIT dividends (other than any portion that is a capital gain dividend), (3) limiting the deductibility of business interest, (4) allowing full expensing of certain qualifying property, (5) eliminating the corporate Alternative Minimum Tax (“AMT”) and changing how existing AMT credits can be realized, (6) limiting current net operating loss deductions and providing an indefinite carryforward and (7) limiting the deductibility of certain executive compensation. Management’s evaluation of deferred taxes and the associated valuation allowance includes the impact of the Tax Act (see Note 12 for additional information).
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
Defined Contribution Plans:
We have two separate and independent nonqualified supplemental retirement plans (“SRP”) for certain employees that are classified as defined contribution plans. These unfunded plans provide benefits in excess of the statutory limits of our noncontributory cash balance retirement plan. For active participants, annual additions to each participant’s account include an actuarially-determined service credit ranging from 3% to 5% and an interest credit of 4.5%. Vesting generally occurs between five and 10 years of service. We have elected to use the actuarial present value of the vested benefits to which the participant was entitled if the participant separated immediately from the SRP, as permitted by GAAP.
The SRP participants' account balances prior to 2012 no longer receive service credits but continue to receive a 7.5% interest credit for active participants. All inactive participants receive a December 31, 90-day LIBOR rate plus .50% interest credit.
We have a Savings and Investment Plan pursuant to which eligible employees may elect to contribute from 1% of their salaries to the maximum amount established annually by the IRS. Employee contributions are matched by us at the rate of 50% for the first 6% of the employee's salary. The employees vest in the employer contributions ratably over a five-year period.
Deferred Compensation Plan
We have a deferred compensation plan for eligible employees allowing them to defer portions of their current cash salary or share-based compensation. Deferred amounts are deposited in a grantor trust, which are included in Other, net Assets, and are reported as compensation expense in the year service is rendered. Cash deferrals are invested based on the employee’s investment selections from a mix of assets selected using a broad market diversification model. Deferred share-based compensation cannot be diversified, and distributions from this plan are made in the same form as the original deferral.
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

The following table summarizes the eligible share award activity since inception through the February 2017 plan amendment date (in thousands):

	December 31,
	2018	2017
Balance at beginning of the period/inception	$—	$44,758
Change in redemption value	—	619
Change in classification	—	988
Diversification of share awards	—	—
Amendment reclassification	—	(46,365)
Balance at end of period	$—	$—
Fair Value Measurements
Certain financial instruments, estimates and transactions are required to be calculated, reported and/or recorded at fair value. The estimated fair values of such financial items, including debt instruments, impaired assets, acquisitions, investment securities and derivatives, have been determined using a market-based measurement. This measurement is determined based on the assumptions that management believes market participants would use in pricing an asset or liability; including, market capitalization rates, discount rates, current operating results, local economics and other factors. As a basis for considering market participant assumptions in fair value measurements, GAAP establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).
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
Cash Equivalents and Restricted Cash
Cash equivalents and restricted cash are valued based on publicly-quoted market prices for identical assets.
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

Derivative Instruments
We used interest rate contracts with major financial institutions to manage our interest rate risk. The valuation of these instruments was determined based on assumptions that management believed market participants would use in pricing, using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. The analysis reflected the contractual terms of the derivatives, including the period to maturity, and used observable market-based inputs, including interest rate curves and implied volatilities. The fair values of our interest rate contracts have been determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) were based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.
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

Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component consists of the following (in thousands):

	Gain on Investments		Gain on Cash Flow Hedges		Defined Benefit Pension Plan		Total
Balance, December 31, 2017	$(1,541)		$(7,424)		$15,135		$6,170
Cumulative effect adjustment of accounting standards (see Note 2)	1,541		—		—		1,541
Change excluding amounts reclassified from accumulated other comprehensive loss	—		(1,379)		1,143		(236)
Amounts reclassified from accumulated other comprehensive loss	—		4,302	(1)	(1,228)	(2)	3,074
Net other comprehensive loss (income)	—		2,923		(85)		2,838
Balance, December 31, 2018	$—		$(4,501)		$15,050		$10,549

	Gain on Investments		Gain on Cash Flow Hedges		Defined Benefit Pension Plan		Total
Balance, December 31, 2016	$(964)		$(6,403)		$16,528		$9,161
Change excluding amounts reclassified from accumulated other comprehensive loss	(1,228)		(1,063)		82		(2,209)
Amounts reclassified from accumulated other comprehensive loss	651	(3)	42	(1)	(1,475)	(2)	(782)
Net other comprehensive (income) loss	(577)		(1,021)		(1,393)		(2,991)
Balance, December 31, 2017	$(1,541)		$(7,424)		$15,135		$6,170
___________________

(1)	This reclassification component is included in interest expense (see Note 7 for additional information).

(2)	This reclassification component is included in the computation of net periodic benefit cost (see Note 16 for additional information).

(3)	This reclassification component is included in interest and other income (expense).
Retrospective Application of Accounting Standard Update
The retrospective application of adopting Accounting Standard Update ("ASU") No. 2017-07, "Improving the Presentation of Net Periodic Pensions Cost and Net Periodic Postretirement Benefit Cost" on prior year's Consolidated Statements of Operations was made to conform to the current year presentation (see Note 2 for additional information).
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

The adoption resulted in the identification of primarily three types of customer contracts: (1) management contracts with partially owned real estate joint ventures or partnerships or third parties, (2) licensing and occupancy agreements and (3) certain non-tenant contracts. We will continue to recognize these fees as we currently do with the exception of the timing associated with the performance obligation in our management contracts related to leasing and lease preparation related services. Upon adoption, we recognized the cumulative effect for these fees which has increased retained earnings and accrued rent, accrued contract receivables and accounts receivable, net each by $.3 million. In addition, we evaluated controls around the implementation of this ASU and have concluded there was no significant impact on our control structure. We have included our customer contract revenues under the caption Other revenues in the Consolidated Statements of Operations and have expanded our disclosures related to this ASU in Note 1.
In January 2016, the FASB issued ASU No. 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities." This ASU will require equity investments, excluding those investments accounted for under the equity method of accounting or those that result in consolidation of the investee, to be measured at fair value with the changes in fair value recognized in net income; will simplify the impairment assessment of those investments; will eliminate the disclosure of the method(s) and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost and change the fair value calculation for those investments; will change the disclosure in other comprehensive income for financial liabilities that are measured at fair value in accordance with the fair value options for financial instruments; and will clarify that a deferred asset related to available-for-sale securities should be included in an entity's evaluation for a valuation allowance. The provisions of ASU No. 2016-01 were effective for us as of January 1, 2018 and are required to be applied on a modified retrospective approach. Upon adoption, we recognized the cumulative effect for the fair value of equity investments which has increased retained earnings and accumulated other comprehensive loss each by $1.5 million and includes the stranded tax effects of ASU No. 2018-02, "Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income."
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
In March 2017, the FASB issued ASU No. 2017-07, "Improving the Presentation of Net Periodic Pensions Cost and Net Periodic Postretirement Benefit Cost." The ASU requires the service cost component to be reported as compensation costs arising from services rendered by pertinent employees during the period. The other components of net periodic benefit cost are required to be presented in the income statement separately from the service cost component and outside income from operations. Additionally, only the service cost component will be eligible for capitalization when applicable. The provisions of ASU No. 2017-07 were effective for us as of January 1, 2018 on a retrospective basis for the presentation within the income statement and prospectively for the capitalization of costs. The adoption of this ASU did not have a material impact to our consolidated financial statements. We have elected to use the practical expedient in determining estimates for applying the retrospective presentation requirements. For the year ended December 31, 2017 and 2016, net periodic benefit cost originally included in General and administrative expenses, excluding the service cost component, of $.4 million and $.7 million, respectively, was included in Interest and Other Income (Expense) in our Consolidated Statements of Operations.

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
In February 2018, the FASB issued ASU No. 2018-02, "Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." ASU No. 2018-02 allows for the reclassification of the stranded tax effects resulting from the Tax Cuts and Jobs Act to retained earnings. The provisions of ASU No. 2018-02 are effective for us as of January 1, 2019, were to be applied either at the beginning of the period of adoption or retrospectively, and early adoption was permitted. We adopted this ASU along with the adoption of ASU No. 2016-01 on January 1, 2018 and reclassified the related stranded tax effects of $.8 million in accumulated other comprehensive loss into retained earnings.
Not Yet Adopted
In February 2016, the FASB issued ASU No. 2016-02, "Leases." This ASU was further updated by ASU 2018-01, "Land Easement Practical Expedient for Transition for Topic 842", ASU 2018-10, "Codification Improvements to Topic 842", ASU 2018-11, "Targeted Improvements for Topic 842" and ASU 2018-20, "Narrow-Scope Improvements for Lessors." These ASUs set out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The ASUs require lessees to adopt a right-of-use asset approach that will bring substantially all leases onto the balance sheet, with the exception of short-term leases. The subsequent accounting for this right-of-use asset will be based on a dual-model approach, under which the lease will be classified as either a finance or an operating lease. The lessor accounting model under these ASUs is similar to current guidance, but certain underlying principles in the lessor model have been aligned with the new revenue recognition standard. A practical expedient was added for lessors to elect, by class of underlying assets, to account for lease and non-lease components as a single lease component if certain criteria are met. The provisions of these ASUs were effective for us as of January 1, 2019 and applied on a modified retrospective approach.
Upon adoption, we applied the following practical expedients:

•	The transition method in which the application date of January 1, 2019 is the beginning of the reporting period that we first applied the new guidance.

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

•
As an accounting policy election, a lessor may choose not to separate the nonlease components, by class of underlying assets, from the lease components and instead account for both types of components as a single component under certain conditions.

•	As an accounting policy election, a lessee may choose by class of the underlying asset, not to apply the recognition requirements to short-term leases.
We evaluated the impact to our lessor leases and other lessee leases that the adoption of this ASU will have on our consolidated financial statements. Based on our analysis, we have identified the following changes resulting from the adoption of the new pronouncement on January 1, 2019:

•	From the Lessor Perspective:

◦
Our existing leases will continue to be classified as operating leases, however, leases entered into or modified after January 1, 2019 may be classified as either operating or sales-type leases, based on specific classification criteria. We believe the majority of our leases will continue to be classified as operating leases, and all operating leases will continue to have a similar pattern of recognition as under current GAAP.

◦
Capitalization of leasing costs has been limited under the new ASU which no longer allows indirect costs to be capitalized. Therefore indirect, internally-generated leasing and legal costs will no longer be capitalized upon adoption and will result in an increase in General and administrative expenses in our Consolidated Statement of Operations in the period of adoption prospectively. Also, we will continue to capitalize direct costs as defined within the ASU. We capitalized internal costs of $9.2 million, $9.5 million and $9.0 million for the year ended December 31, 2018, 2017 and 2016, respectively.

◦
We are entitled to receive tenant reimbursements for operating expenses for common area maintenance (“CAM”). These ASUs have defined CAM reimbursement revenue as a non-lease component, which would need to be accounted for in accordance with Topic 606 (ASU No. 2014-09 as discussed above). However, we have elected to apply the practical expedient for all our real estate related leases, to account for the lease and nonlease components as a single, combined operating lease component as long as the non-lease component is not predominate to the combined components within a contract.

◦
We previously accounted for real estate taxes that are paid directly by the tenant in our consolidated financial statements. These ASUs have indicated that a lessor should exclude from variable payments, lessor costs paid by a lessee directly to a third party. Therefore, beginning January 1, 2019, we are excluding any costs paid directly by the tenant from our revenues and expenses and will only include as variable payments those which are reimbursed to us by our tenants. Real estate taxes paid directly by our tenants was $4.3 million, $4.6 million and $4.2 million for the year ended December 31, 2018, 2017 and 2016, respectively.

•	From the Lessee Perspective:

◦
We have ground lease agreements in which we are the lessee for land underneath all or a portion of 12 centers and four administrative office leases that we account for as operating leases. Also, we have one finance lease in which we are the lessee of two centers with a $21.9 million lease obligation.

Based on current estimates for operating leases, we will recognize right of use assets in Other Assets, along with corresponding lease liabilities in Other Liabilities that are estimated to range between $40 million and $45 million in the Consolidated Balance Sheets. For these existing operating leases, we will continue to recognize a single lease expense for its existing ground and office operating leases, currently included in Operating expenses and General and administrative expenses, respectively, in the Consolidated Statements of Operations.

◦
We will continue to recognize our finance lease asset balance in Property and our financing lease liability in Debt in our Consolidated Balance Sheets. Finance leases will charge a portion of the payment to both asset amortization and interest expense.

In addition, we evaluated controls around the implementation of these ASUs and have concluded there was no significant impact on our control structure.
In June 2016, the FASB issued ASU No. 2016-13, "Measurement of Credit Losses on Financial Instruments." This ASU was further updated by ASU 2018-19, "Codification Improvements to Topic 326, Financial Instruments - Credit Losses." These ASUs amend prior guidance on the impairment of financial instruments, and adds an impairment model that is based on expected losses rather than incurred losses with the recognition of an allowance based on an estimate of expected credit losses. The provisions of the ASUs are effective for us as of January 1, 2020, and early adoption is permitted for fiscal years beginning after December 15, 2018. We are currently assessing the impact, if any, that the adoption of the ASUs will have on our consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, "Improvements to Nonemployee Share-Based Payment Accounting." This ASU amends prior employee share-based payment guidance to include nonemployee share-based payment transactions for acquiring services or property. This ASU now aligns the determination of the measurement date, the accounting for performance conditions, and the accounting for share-based payments after vesting in addition to other items. The provisions of ASU No. 2018-07 were effective for us as of January 1, 2019 using a modified transition method upon adoption. The adoption of this ASU did not have a material impact to our consolidated financial statements.
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
Note 3.      Property
Our property consists of the following (in thousands):

	December 31,
	2018	2017
Land	$919,237	$1,068,022
Land held for development	45,673	69,205
Land under development	55,793	48,985
Buildings and improvements	2,927,954	3,232,074
Construction in-progress	156,411	80,573
Total	$4,105,068	$4,498,859
During the year ended December 31, 2018, we sold 22 centers and other property. Aggregate gross sales proceeds from these transactions approximated $557.3 million and generated gains of approximately $162.4 million. Also, for the year ended December 31, 2018, we invested $74.1 million in new development projects.
At December 31, 2018, no property was classified as held for sale. At December 31, 2017, three centers, totaling $78.7 million before accumulated depreciation, were classified as held for sale. None of these centers qualified to be reported in discontinued operations, and gains of $45.5 million were generated from these centers during the year ended December 31, 2018.

Note 4.      Investment in Real Estate Joint Ventures and Partnerships
We own interests in real estate joint ventures or limited partnerships and have tenancy-in-common interests in which we exercise significant influence, but do not have financial and operating control. We account for these investments using the equity method, and our interests ranged for the periods presented from 20% to 90% in both 2018 and 2017. Combined condensed financial information of these ventures (at 100%) is summarized as follows (in thousands):

	December 31,
	2018	2017
Combined Condensed Balance Sheets

ASSETS
Property	$1,268,557	$1,241,004
Accumulated depreciation	(305,327)	(285,033)
Property, net	963,230	955,971
Other assets, net	104,267	115,743
Total Assets	$1,067,497	$1,071,714

LIABILITIES AND EQUITY
Debt, net (primarily mortgages payable)	$269,113	$298,124
Amounts payable to Weingarten Realty Investors and Affiliates	11,732	12,017
Other liabilities, net	24,717	24,759
Total Liabilities	305,562	334,900
Equity	761,935	736,814
Total Liabilities and Equity	$1,067,497	$1,071,714

	Year Ended December 31,
	2018	2017	2016
Combined Condensed Statements of Operations
Revenues, net	$133,975	$137,419	$138,316
Expenses:
Depreciation and amortization	32,005	34,818	38,242
Interest, net	11,905	11,836	16,076
Operating	24,112	23,876	26,126
Real estate taxes, net	18,839	18,865	17,408
General and administrative	696	623	816
Provision for income taxes	138	112	113
Impairment loss	—	—	1,303
Total	87,695	90,130	100,084
Gain on sale of non-operating property	—	—	373
Gain on dispositions	9,495	12,492	14,816
Net Income	$55,775	$59,781	$53,421

Our investment in real estate joint ventures and partnerships, as reported in our Consolidated Balance Sheets, differs from our proportionate share of the entities’ underlying net assets due to basis differences, which arose upon the transfer of assets to the joint ventures. The net positive basis differences, which totaled $5.2 million and $2.2 million at December 31, 2018 and 2017, respectively, are generally amortized over the useful lives of the related assets.
Our real estate joint ventures and partnerships have determined from time to time that the carrying amount of certain centers was not recoverable and that the centers should be written down to fair value. There was no impairment charges for both the year ended December 31, 2018 and 2017. For the year ended December 31, 2016, our unconsolidated real estate joint ventures and partnerships recorded an impairment charge of 1.3 million, associated primarily with various centers that have been marketed and sold during the period.
During 2018, a center was sold through a series of partial sales with gross sales proceeds of approximately $33.9 million, of which our share of the gain, included in equity in earnings in real estate joint ventures and partnerships, totaled $6.3 million.
During 2017, two centers were sold with aggregate gross sales proceeds of approximately $19.6 million, of which our share of the gain, included in equity earnings in real estate joint ventures and partnerships, totaled $6.2 million. In June 2017, a venture acquired land with a gross purchase price of $23.5 million for a mixed-use development project, and we simultaneously increased our ownership interest to 90%.
Note 5.      Identified Intangible Assets and Liabilities
Identified intangible assets and liabilities associated with our property acquisitions are as follows (in thousands):

	December 31,
	2018	2017
Identified Intangible Assets:
Above-market leases (included in Other Assets, net)	$38,181	$44,231
Above-market leases - Accumulated Amortization	(19,617)	(17,397)
In place leases (included in Unamortized Lease Costs, net)	193,658	224,201
In place leases - Accumulated Amortization	(99,352)	(96,202)
	$112,870	$154,833
Identified Intangible Liabilities:
Below-market leases (included in Other Liabilities, net)	$85,742	$105,794
Below-market leases - Accumulated Amortization	(27,745)	(28,072)
Above-market assumed mortgages (included in Debt, net)	3,446	10,063
Above-market assumed mortgages - Accumulated Amortization	(1,660)	(6,081)
	$59,783	$81,704
These identified intangible assets and liabilities are amortized over the applicable lease terms or the remaining lives of the assumed mortgages, as applicable.
The net amortization of above-market and below-market leases increased rental revenues by $12.8 million, $3.7 million and $2.1 million in 2018, 2017 and 2016, respectively. The significant year over year change in rental revenues in 2018 to 2017 is primarily due to a write-off of a below-market lease intangible from the termination of a tenant's lease. The estimated net amortization of these intangible assets and liabilities will increase rental revenues for each of the next five years as follows (in thousands):

2019	$2,668
2020	2,741
2021	2,712
2022	2,560
2023	2,529

The amortization of the in place lease intangible assets recorded in depreciation and amortization, was $29.8 million, $21.0 million and $18.0 million in 2018, 2017 and 2016, respectively. The significant year over year change in depreciation and amortization from 2018 to 2017 is primarily due to the write-off of in-place lease intangibles from the termination of tenant leases. The estimated amortization of these intangible assets will increase depreciation and amortization for each of the next five years as follows (in thousands):

2019	$13,539
2020	12,564
2021	10,501
2022	8,472
2023	7,285
The net amortization of above-market assumed mortgages decreased net interest expense by $.7 million, $1.1 million and $1.0 million in 2018, 2017 and 2016, respectively. The estimated net amortization of these intangible liabilities will decrease net interest expense for each of the next five years as follows (in thousands):

2019	$327
2020	327
2021	287
2022	141
2023	136
Note 6.      Debt
Our debt consists of the following (in thousands):

	December 31,
	2018	2017
Debt payable, net to 2038 (1)	$1,706,886	$1,996,007
Unsecured notes payable under credit facilities	5,000	—
Debt service guaranty liability	60,900	64,145
Obligations under capital leases	21,898	21,000
Total	$1,794,684	$2,081,152
___________________

(1)	At December 31, 2018, interest rates ranged from 3.3% to 7.0% at a weighted average rate of 4.0%. At December 31, 2017, interest rates ranged from 2.6% to 7.9% at a weighted average rate of 4.0%.
The allocation of total debt between fixed and variable-rate as well as between secured and unsecured is summarized below (in thousands):

	December 31,
	2018	2017
As to interest rate (including the effects of interest rate contracts):
Fixed-rate debt	$1,771,999	$2,063,263
Variable-rate debt	22,685	17,889
Total	$1,794,684	$2,081,152
As to collateralization:
Unsecured debt	$1,457,432	$1,667,462
Secured debt	337,252	413,690
Total	$1,794,684	$2,081,152

We maintain a $500 million unsecured revolving credit facility, which was amended and extended on March 30, 2016. This facility expires in March 2020, provides for two consecutive six-month extensions upon our request, and borrowing rates that float at a margin over LIBOR plus a facility fee. At both December 31, 2018 and 2017, the borrowing margin and facility fee, which are priced off a grid that is tied to our senior unsecured credit ratings, were 90 and 15 basis points, respectively. The facility also contains a competitive bid feature that allows us to request bids for up to $250 million. Additionally, an accordion feature allows us to increase the facility amount up to $850 million.
Additionally, we have a $10 million unsecured short-term facility, which was amended and extended on March 27, 2018, that we maintain for cash management purposes, which matures in March 2019. At both December 31, 2018 and 2017, the facility provided for fixed interest rate loans at a 30-day LIBOR rate plus a borrowing margin, facility fee and an unused facility fee of 125, 10, and 5 basis points, respectively.
The following table discloses certain information regarding our unsecured notes payable under our credit facilities (in thousands, except percentages):

	December 31,
	2018	2017
Unsecured revolving credit facility:
Balance outstanding	$5,000	$—
Available balance	492,946	493,610
Letter of credit outstanding under facility	2,054	6,390
Variable interest rate (excluding facility fee) at end date	3.3%	—%
Unsecured short-term facility:
Balance outstanding	$—	$—
Variable interest rate at end date	—%	—%
Both facilities:
Maximum balance outstanding during the year	$26,500	$245,000
Weighted average balance	1,096	133,386
Year-to-date weighted average interest rate (excluding facility fee)	2.9%	1.8%
Related to a development project in Sheridan, Colorado, we have provided a guaranty for the payment of any debt service shortfalls until a coverage rate of 1.4x is met on tax increment revenue bonds issued in connection with the project. The bonds are to be repaid with incremental sales and property taxes and a PIF to be assessed on current and future retail sales and, to the extent necessary, any amounts we may have to provide under a guaranty. The incremental taxes and PIF are to remain intact until the earlier of the date the bond liability has been paid in full or 2040. Therefore, a debt service guaranty liability equal to the fair value of the amounts funded under the bonds was recorded. As of December 31, 2018 and 2017, we had $60.9 million and $64.1 million outstanding for the debt service guaranty liability, respectively.
During the year ended December 31, 2018, we prepaid, without penalty, our $200 million unsecured variable-rate term loan, swapped to a fixed rate of 2.5%, and terminated the associated interest rate swap contracts (see Note 7 for additional information). Additionally during the year ended December 31, 2018, we paid at par $51.0 million of outstanding debt. These transactions resulted in a net gain upon their extinguishment of $.4 million, excluding the effect of the swap termination (see Note 7 for additional information).
Various leases and properties, and current and future rentals from those leases and properties, collateralize certain debt. At December 31, 2018 and 2017, the carrying value of such assets aggregated $.6 billion and $.7 billion, respectively. Additionally at December 31, 2018, investments of $5.2 million in Restricted Deposits and Mortgage Escrows are held as collateral for letters of credit totaling $5.0 million.

Scheduled principal payments on our debt (excluding $5.0 million unsecured notes payable under our credit facilities, $21.9 million of certain capital leases, $(4.6) million net premium/(discount) on debt, $(6.9) million of deferred debt costs, $1.8 million of non-cash debt-related items, and $60.9 million debt service guaranty liability) are due during the following years (in thousands):

2019	$73,004
2020	5,296
2021	18,434
2022	307,922
2023	347,815
2024	252,153
2025	293,807
2026	277,291
2027	38,288
2028	92,159
Thereafter	10,435
Total	$1,716,604
Our various debt agreements contain restrictive covenants, including minimum interest and fixed charge coverage ratios, minimum unencumbered interest coverage ratios, minimum net worth requirements and maximum total debt levels. We are not aware of any non-compliance with our public debt and revolving credit facility covenants as of December 31, 2018.
Note 7.      Derivatives and Hedging
The fair value of all our interest rate swap contracts was reported as follows (in thousands):

	Assets		Liabilities
	Balance Sheet Location	Amount	Balance Sheet Location	Amount
Designated Hedges:
December 31, 2018	Other Assets, net	$—	Other Liabilities, net	$—
December 31, 2017	Other Assets, net	2,035	Other Liabilities, net	—
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
December 31, 2018
Assets	$—	$—	$—	$—	$—	$—
December 31, 2017
Assets	2,035	—	2,035	—	—	2,035

Cash Flow Hedges
As of December 31, 2018, we had no active interest rate swap contracts. During the year ended December 31, 2018, associated with the prepayment of an unsecured note, we terminated three interest rate swap contracts that had an aggregate notional amount of $200 million, and we recognized a $3.4 million gain due to the probability that the related hedged forecasted transactions would no longer occur.
As of December 31, 2017, we had three interest rate swap contracts, maturing through March 1, 2020, with an aggregate notional amount of $200 million that were designated as cash flow hedges and fixed the LIBOR component of the interest rates at 1.5%.
As of December 31, 2018 and 2017, the net gain balance in accumulated other comprehensive loss relating to previously terminated cash flow interest rate swap contracts was $4.5 million and $7.4 million, respectively, which will be reclassified to net interest expense as interest payments are made on the originally hedged debt. Within the next 12 months, approximately $.9 million in accumulated other comprehensive loss is expected to be reclassified as a reduction to interest expense related to our interest rate contracts.
A summary of cash flow interest rate swap contract hedging activity is as follows (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of (Gain) Loss Recognized in Other Comprehensive Income (Loss) on Derivative	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income as a Result That a Forecasted Transaction is No Longer Probable of Occurring	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income as a Result That a Forecasted Transaction is No Longer Probable of Occurring	Total Amount of Interest Expense, net Presented in the Consolidated Statement of Operations
Year Ended December 31, 2018	$(1,379)	Interest expense, net	$912	Interest expense, net	$3,390	$(63,348)
Year Ended December 31, 2017	(1,063)	Interest expense, net	42	Interest expense, net	—	(80,326)
Year Ended December 31, 2016	3,192	Interest expense, net	(1,435)	Interest expense, net	(96)	(83,003)
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

Note 8.      Common Shares of Beneficial Interest
We have a $200 million share repurchase plan where we may repurchase common shares from time-to-time in open-market or in privately negotiated purchases. The timing and amount of any shares repurchased will be determined by management based on its evaluation of market conditions and other factors. The repurchase plan may be suspended or discontinued at any time, and we have no obligations to repurchase any amount of our common shares under the plan.
During the year ended December 31, 2018, we repurchased .7 million common shares at an average price of $27.10 per share. At December 31, 2018 and as of the date of this filing, $181.5 million of common shares remained available to be repurchased under this plan.
Common dividends declared per share were $2.98, $2.29 and $1.46 for the year ended December 31, 2018, 2017 and 2016, respectively. The regular dividend rate per share for our common shares for each quarter of 2018 and 2017 was $.395 and $.385, respectively. Also in each December 2018 and 2017, we paid a special dividend for our common shares in an amount per share of $1.40 and $.75, respectively, which was due to the significant gains on dispositions of property. Subsequent to December 31, 2018, a first quarter dividend of $.395 per common share was approved by our Board of Trust Managers.
Note 9.      Noncontrolling Interests
The following table summarizes the effect of changes in our ownership interest in subsidiaries on the equity attributable to us as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Net income adjusted for noncontrolling interests	$327,601	$335,274	$238,933
Transfers from the noncontrolling interests:
Net increase in equity for the acquisition of noncontrolling interests	—	—	2,139
Change from net income adjusted for noncontrolling interests and transfers from the noncontrolling interests	$327,601	$335,274	$241,072
Note 10.      Leasing Operations
Many of our leases are for terms of less than 10 years and may include multiple options to extend the lease term in increments up to five years. In addition to minimum lease payments, most of the leases provide for contingent rentals (payments for real estate taxes, maintenance and insurance by lessees and an amount based on a percentage of the tenants’ sales).
Future minimum rental income from non-cancelable tenant leases, excluding estimated contingent rentals, at December 31, 2018 is as follows (in thousands):

2019	$347,476
2020	305,404
2021	253,269
2022	198,414
2023	151,538
Thereafter	473,416
Total	$1,729,517
Contingent rentals recognized in Rentals, net for the year ended December 31, are as follows (in thousands):

2018	$118,703
2017	129,635
2016	114,505

Note 11.      Impairment
The following impairment charges were recorded on the following assets based on the difference between the carrying amount of the assets and the estimated fair value (see Note 20 for additional fair value information) (in thousands):

	Year Ended December 31,
	2018	2017	2016
Continuing operations:
Properties held for sale, under contract for sale or sold (1)	$9,969	$12,203	$98
Land held for development and undeveloped land (1)	151	2,719	—
Other	—	335	—
Total impairment charges	10,120	15,257	98
Other financial statement captions impacted by impairment:
Equity in earnings of real estate joint ventures and partnerships, net	—	—	326
Net income attributable to noncontrolling interests	(17)	21	—
Net impact of impairment charges	$10,103	$15,278	$424
___________________

(1)	Amounts reported were based on changes in management's plans for the properties, third party offers, recent comparable market transactions and/or a change in market conditions.
Note 12.      Income Tax Considerations
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
Taxable income differs from net income for financial reporting purposes primarily because of differences in the timing of recognition of depreciation, rental revenue, repair expense, compensation expense, impairment losses and gain from sales of property. As a result of these differences, the book value of our net fixed assets is in excess of tax basis by $211.0 million and $193.4 million at December 31, 2018 and 2017, respectively.
The following table reconciles net income adjusted for noncontrolling interests to REIT taxable income (in thousands):

	Year Ended December 31,
	2018	2017	2016
Net income adjusted for noncontrolling interests	$327,601	$335,274	$238,933
Net (income) loss of taxable REIT subsidiary included above	(13,496)	4,220	(14,497)
Net income from REIT operations	314,105	339,494	224,436
Book depreciation and amortization	158,607	162,964	162,534
Tax depreciation and amortization	(89,700)	(95,512)	(104,734)
Book/tax difference on gains/losses from capital transactions	19,807	6,261	(64,917)
Deferred/prepaid/above and below-market rents, net	(15,589)	(11,146)	(13,114)
Impairment loss from REIT operations	10,008	5,071	369
Other book/tax differences, net	(13,718)	(244)	(2,694)
REIT taxable income	383,520	406,888	201,880
Dividends paid deduction (1)	(383,520)	(406,888)	(201,880)
Dividends paid in excess of taxable income	$—	$—	$—
___________________

(1)	For 2018, 2017 and 2016, the dividends paid deduction includes designated dividends of $105.7 million, $112.8 million and $16.8 million from 2019, 2018 and 2017, respectively.

For federal income tax purposes, the cash dividends distributed to common shareholders are characterized as follows:

	Year Ended December 31,
	2018	2017	2016
Ordinary income	42.2%	23.0%	80.7%
Capital gain distributions	57.8%	77.0%	19.3%
Total	100.0%	100.0%	100.0%
Our deferred tax assets and liabilities, including a valuation allowance, consisted of the following (in thousands):

	December 31,
	2018	2017
Deferred tax assets:
Impairment loss (1)	$4,732	$7,220
Allowance on other assets	3	15
Interest expense	—	5,703
Net operating loss carryforwards (2)	11,132	7,428
Straight-line rentals	1,391	916
Book-tax basis differential	1,800	1,676
Other	198	188
Total deferred tax assets	19,256	23,146
Valuation allowance (3)	(12,787)	(15,587)
Total deferred tax assets, net of allowance	$6,469	$7,559
Deferred tax liabilities:
Book-tax basis differential (1)	$6,005	$6,618
Other	398	517
Total deferred tax liabilities	$6,403	$7,135
___________________

(1)
Impairment losses and book-tax basis differential liabilities will not be recognized until the related properties are sold. Realization of impairment losses is dependent upon generating sufficient taxable income in the year the property is sold.

(2)	We have net operating loss carryforwards of $35.4 million that expire between the years of 2029 and 2037 and $17.6 million that is an indefinite carryforward.

(3)
Management believes it is more likely than not that a portion of the deferred tax assets, which primarily consists of impairment losses, interest expense and net operating losses, will not be realized and established a valuation allowance. However, the amount of the deferred tax asset considered realizable could be reduced if estimates of future taxable income are reduced.

We are subject to federal, state and local income taxes and have recorded an income tax provision (benefit) as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Net income (loss) before taxes of taxable REIT subsidiary	$13,480	$(5,788)	$20,295
Federal provision (benefit) (1)	$2,831	$(2,026)	$7,103
Valuation allowance decrease	(2,800)	—	(1,251)
Effect of change in statutory rate on net deferrals	—	282	—
Other	(46)	176	(54)
Federal income tax (benefit) provision of taxable REIT subsidiary (2)	(15)	(1,568)	5,798
State and local taxes, primarily Texas franchise taxes	1,393	1,551	1,058
Total	$1,378	$(17)	$6,856
___________________

(1)	At statutory rate of 21% for the year ended December 31, 2018 and 35% for both the year ended December 31, 2017 and 2016.

(2)	All periods from December 31, 2015 through December 31, 2018 are open for examination by the IRS.
Also, a current tax obligation of $1.5 million and $1.6 million has been recorded at December 31, 2018 and 2017, respectively, in association with these taxes.
Note 13.      Supplemental Cash Flow Information
Cash, cash equivalents and restricted cash equivalents consists of the following (in thousands):

	December 31,
	2018	2017	2016
Cash and cash equivalents	$65,865	$13,219	$16,257
Restricted deposits and mortgage escrows (see Note 1)	10,272	8,115	25,022
Total	$76,137	$21,334	$41,279
Non-cash investing and financing activities are summarized as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Accrued property construction costs	$11,135	$7,728	$5,738
Increase in equity for the acquisition of noncontrolling interests in consolidated real estate joint ventures	—	—	2,139
Reduction of debt service guaranty liability	(3,245)	(2,980)	(2,710)
Property acquisitions and investments in unconsolidated real estate joint ventures:
Increase in property, net	—	—	10,573
Decrease in real estate joint ventures and partnerships - investments	—	—	(2,315)
Consolidation of joint ventures:
Increase in property, net	—	—	58,665
Increase in security deposits	—	—	169
Increase in debt, net	—	—	48,727
Increase (decrease) in equity associated with deferred compensation plan (see Note 1)	—	44,758	(44,758)

Note 14.      Earnings Per Share
Earnings per common share – basic is computed using net income attributable to common shareholders and the weighted average number of shares outstanding – basic. Earnings per common share – diluted includes the effect of potentially dilutive securities. Earnings per common share – basic and diluted components for the periods indicated are as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Numerator:
Net income	$345,343	$350,715	$276,831
Net income attributable to noncontrolling interests	(17,742)	(15,441)	(37,898)
Net income attributable to common shareholders – basic	327,601	335,274	238,933
Income attributable to operating partnership units	—	3,084	1,996
Net income attributable to common shareholders – diluted	$327,601	$338,358	$240,929
Denominator:
Weighted average shares outstanding – basic	127,651	127,755	126,048
Effect of dilutive securities:
Share options and awards	790	870	1,059
Operating partnership units	—	1,446	1,462
Weighted average shares outstanding – diluted	128,441	130,071	128,569
Anti-dilutive securities of our common shares, which are excluded from the calculation of earnings per common share – diluted, are as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Share options (1)	—	—	2
Operating partnership units	1,432	—	—
Total anti-dilutive securities	1,432	—	2
___________________

(1)	Exclusion results as exercise prices were greater than the average market price for each respective period.
Note 15.      Share Options and Awards
In April 2011, our Long-Term Incentive Plan for the issuance of options and share awards expired, and issued options of .1 million remain outstanding as of December 31, 2018.
Under our Amended and Restated 2010 Long-Term Incentive Plan (as amended) 4.0 million common shares are reserved for issuance, and options and share awards of 1.3 million are available for future grant at December 31, 2018. This plan expires in April 2028.
Compensation expense, net of forfeitures, associated with share options and restricted shares totaled $7.3 million in 2018, $8.6 million in 2017 and $8.5 million in 2016, of which $1.1 million in 2018, $1.7 million in 2017 and $1.9 million in 2016 was capitalized.
Options
The fair value of share options issued prior to 2012 was estimated on the date of grant using the Black-Scholes option pricing method based on the expected weighted average assumptions.

Following is a summary of the option activity for the three years ended December 31, 2018:

	Shares Under Option	Weighted Average Exercise Price
Outstanding, January 1, 2016	2,366,650	$27.26
Forfeited or expired	(460,722)	47.42
Exercised	(971,727)	21.95
Outstanding, December 31, 2016	934,201	22.85
Forfeited or expired	(4,042)	43.37
Exercised	(101,805)	16.11
Outstanding, December 31, 2017	828,354	23.58
Forfeited or expired	(196,159)	32.22
Exercised	(352,318)	19.78
Outstanding, December 31, 2018	279,877	$22.30
The total intrinsic value of options exercised was $3.6 million in 2018, $1.7 million in 2017 and $14.9 million in 2016. All share options were vested, and there was no unrecognized compensation cost related to share options.
The following table summarizes information about share options outstanding and exercisable at December 31, 2018:

Range of Exercise Prices	Outstanding				Exercisable
	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value (000’s)	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value (000’s)
$11.85 - $17.78	35,372	0.2 years	$11.85		35,372	0.2 years	$11.85
$17.79 - $26.69	244,505	1.8 years	$23.81		244,505	1.8 years	$23.81
Total	279,877	1.6 years	$22.30	$702	279,877	1.6 years	$22.30	$702
Share Awards
The fair value of the market-based share awards was estimated on the date of grant using a Monte Carlo valuation model based on the following assumptions:

	Year Ended December 31, 2018
	Minimum	Maximum
Dividend yield	0.0%	5.5%
Expected volatility (1)	18.5%	20.4%
Expected life (in years)	N/A	3
Risk-free interest rate	1.8%	2.4%
_______________

(1)	Includes the volatility of the FTSE NAREIT U.S. Shopping Center Index and Weingarten Realty Investors.

A summary of the status of unvested share awards for the year ended December 31, 2018 is as follows:

	Unvested Share Awards	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2018	619,606	$33.81
Granted:
Service-based awards	137,182	28.11
Market-based awards relative to FTSE NAREIT U.S. Shopping Center Index	60,909	29.69
Market-based awards relative to three-year absolute TSR	60,908	13.68
Trust manager awards	34,328	27.95
Vested	(228,698)	33.58
Forfeited	(9,942)	32.40
Outstanding, December 31, 2018	674,293	$30.26
As of December 31, 2018 and 2017, there was approximately $1.8 million and $2.2 million, respectively, of total unrecognized compensation cost related to unvested share awards, which is expected to be amortized over a weighted average of 1.7 years at both December 31, 2018 and 2017.
Note 16.      Employee Benefit Plans
Defined Benefit Plan:
The following tables summarize changes in the benefit obligation, the plan assets and the funded status of our pension plan as well as the components of net periodic benefit costs, including key assumptions (in thousands). The measurement dates for plan assets and obligations were December 31, 2018 and 2017.

	December 31,
	2018	2017
Change in Projected Benefit Obligation:
Benefit obligation at beginning of year	$58,998	$52,975
Service cost	1,295	1,223
Interest cost	2,056	2,123
Actuarial (gain) loss (1)	(4,478)	4,502
Benefit payments	(2,112)	(1,825)
Benefit obligation at end of year	$55,759	$58,998
Change in Plan Assets:
Fair value of plan assets at beginning of year	$53,808	$45,498
Actual return on plan assets	(1,894)	7,635
Employer contributions	1,000	2,500
Benefit payments	(2,112)	(1,825)
Fair value of plan assets at end of year	$50,802	$53,808
Unfunded status at end of year (included in accounts payable and accrued expenses in 2018 and 2017)	$(4,957)	$(5,190)
Accumulated benefit obligation	$55,683	$58,860
Net loss recognized in accumulated other comprehensive loss	$15,050	$15,135
___________________

(1)	The change in actuarial (gain) loss is associated primarily to census and mortality table updates and an increase in the discount rate in 2018.

The following is the required information for other changes in plan assets and benefit obligation recognized in other comprehensive (income) loss (in thousands):

	Year Ended December 31,
	2018	2017	2016
Net loss	$1,143	$82	$1,719
Amortization of net loss (1)	(1,228)	(1,475)	(1,552)
Total recognized in other comprehensive (income) loss	$(85)	$(1,393)	$167
Total recognized in net periodic benefit cost and other comprehensive (income) loss	$767	$213	$2,103
___________________

(1)	The estimated net loss that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is $1.2 million.
The following is the required information with an accumulated benefit obligation in excess of plan assets (in thousands):

	December 31,
	2018	2017
Projected benefit obligation	$55,759	$58,998
Accumulated benefit obligation	55,683	58,860
Fair value of plan assets	50,802	53,808
The components of net periodic benefit cost are as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Service cost	$1,295	$1,223	$1,277
Interest cost	2,056	2,123	2,078
Expected return on plan assets	(3,727)	(3,215)	(2,971)
Amortization of net loss	1,228	1,475	1,552
Total	$852	$1,606	$1,936
The components of net periodic benefit cost other than the service cost component are included in Interest and Other Income (Expense) in the Consolidated Statements of Operations.
The assumptions used to develop net periodic benefit cost are shown below:

	Year Ended December 31,
	2018	2017	2016
Discount rate	3.50%	4.01%	4.11%
Salary scale increases	3.50%	3.50%	3.50%
Long-term rate of return on assets	7.00%	7.00%	7.00%
The selection of the discount rate is made annually after comparison to yields based on high quality fixed-income investments. The salary scale is the composite rate which reflects anticipated inflation, merit increases, and promotions for the group of covered participants. The long-term rate of return is a composite rate for the trust. It is derived as the sum of the percentages invested in each principal asset class included in the portfolio multiplied by their respective expected rates of return. We considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. This analysis resulted in the selection of 7.00% as the long-term rate of return assumption for 2018.

The assumptions used to develop the actuarial present value of the benefit obligation are shown below:

	Year Ended December 31,
	2018	2017	2016
Discount rate	4.12%	3.50%	4.01%
Salary scale increases	3.50%	3.50%	3.50%
The expected contribution to be paid for the Retirement Plan by us during 2019 is approximately $1.0 million. The expected benefit payments for the next 10 years for the Retirement Plan is as follows (in thousands):

2019	$2,395
2020	2,462
2021	2,618
2022	2,761
2023	2,920
2024-2028	15,774
The participant data used in determining the liabilities and costs for the Retirement Plan was collected as of January 1, 2018, and no significant changes have occurred through December 31, 2018.
At December 31, 2018, our investment asset allocation compared to our benchmarking allocation model for our plan assets was as follows:

	Portfolio	Benchmark
Cash and Short-Term Investments	5%	4%
U.S. Stocks	49%	54%
International Stocks	11%	10%
U.S. Bonds	29%	29%
International Bonds	5%	3%
Other	1%	—%
Total	100%	100%
The fair value of plan assets was determined based on publicly quoted market prices for identical assets, which are classified as Level 1 observable inputs. The allocation of the fair value of plan assets was as follows:

	December 31,
	2018	2017
Cash and Short-Term Investments	20%	17%
Large Company Funds	33%	36%
Mid Company Funds	7%	6%
Small Company Funds	6%	6%
International Funds	8%	10%
Fixed Income Funds	18%	16%
Growth Funds	8%	9%
Total	100%	100%
Concentrations of risk within our equity portfolio are investments classified within the following sectors: technology, financial services, healthcare, consumer cyclical goods and industrial, which represents approximately 23%, 17%, 16%, 14% and 10% of total equity investments, respectively.

Defined Contribution Plans:
Compensation expense related to our defined contribution plans was $3.8 million in 2018, $3.9 million in 2017 and $3.5 million in 2016.
Note 17.      Related Parties
Through our management activities and transactions with our real estate joint ventures and partnerships, we had net accounts receivable of $.5 million and $2.0 million outstanding as of December 31, 2018 and 2017, respectively. We also had accounts payable and accrued expenses of $.7 million and $.4 million outstanding as of December 31, 2018 and 2017, respectively. We recorded joint venture fee income included in Other revenues for the year ended December 31, 2018, 2017 and 2016 of $6.1 million, $6.2 million and $5.1 million, respectively.
In October 2016, an unconsolidated joint venture distributed land to both us and our partner, and we recognized a gain of $1.9 million associated with the remeasurement of the land parcel. In September 2016, we acquired a partner's 50% interest in an unconsolidated tenancy-in-common arrangement for approximately $13.5 million that we had previously accounted for under the equity method, and we recognized a gain of $9.0 million on the fair value remeasurement of our equity method investment. In February 2016, in exchange for our partners' aggregate 49% interest in a venture and $2.5 million in cash, we distributed one center to our partners, and we re-measured our investment in this venture to its fair value, and recognized a gain of $37.4 million.
Note 18.      Commitments and Contingencies
Leases
We are engaged in the operation of shopping centers, which are either owned or, with respect to certain shopping centers, operated under long-term ground leases. These ground leases expire at various dates through 2069, with renewal options and in some cases, options to purchase the underlying asset by either the lessor or lessee. Space in our shopping centers is leased to tenants pursuant to agreements that provide for terms of less than 10 years and may include multiple options to extend the lease term in increments up to five years, for annual rentals subject to upward adjustments based on operating expense levels, sales volume, or contractual increases as defined in the lease agreements.
Scheduled minimum rental payments under the terms of all non-cancelable operating leases in which we are the lessee, principally for shopping center ground leases, for the subsequent five years and thereafter ending December 31, are as follows (in thousands):

2019	$2,779
2020	2,536
2021	2,334
2022	2,318
2023	2,283
Thereafter	99,302
Total	$111,552
Rental expense for operating leases was, in millions: $3.1 in 2018; $2.9 in 2017 and $3.0 in 2016, which was recognized in Operating expense. Minimum revenues under subleases, applicable to the ground lease rentals, under the terms of all non-cancelable tenant leases was, in millions: $22.8 million in 2018; $27.1 million in 2017 and $27.0 million in 2016.

The scheduled future minimum revenues under subleases, applicable to the ground lease rentals, under the terms of all non-cancelable tenant leases, assuming no new or renegotiated leases or option extensions for the subsequent five years and thereafter ending December 31, are as follows (in thousands):

2019	$22,528
2020	20,903
2021	18,886
2022	17,245
2023	15,128
Thereafter	43,439
Total	$138,129
Property under capital leases that is included in buildings and improvements consisted of two centers totaling $15.7 million and $16.8 million at December 31, 2018 and 2017, respectively. Amortization of property under capital leases is included in depreciation and amortization expense, and the balance of accumulated depreciation associated with these capital leases was $14.1 million and $15.5 million at December 31, 2018 and 2017, respectively. Future minimum lease payments under these capital leases total $29.4 million, of which $7.5 million represents interest. Accordingly, the remaining balance of the related lease liability included in Debt, net in the Consolidated Balance Sheet was $21.9 million at December 31, 2018.
The annual future minimum lease payments under capital leases as of December 31, 2018 are as follows (in thousands):

2019	$1,642
2020	1,635
2021	1,627
2022	1,618
2023	22,878
Total	$29,400
Total future minimum revenues under subleases, applicable to these capital leases, under the terms of all non-cancelable tenant leases, assuming no new or renegotiated leases or option extensions as of December 31, 2018, are $14.4 million.
Commitments and Contingencies
As of December 31, 2018 and 2017, we participated in two real estate ventures structured as DownREIT partnerships that have centers in Arkansas, North Carolina and Texas. We have operating and financial control over these ventures and consolidate them in our consolidated financial statements. These ventures allow the outside limited partners to put their interest in the partnership to us, and we have the option to redeem the interest in cash or a fixed number of our common shares, at our discretion. We also participate in a real estate venture that has a property in Texas that allows its outside partner to put operating partnership units to us. We have the option to redeem these units in cash or a fixed number of our common shares, at our discretion. The aggregate redemption value of these interests was approximately $36 million and $47 million as of December 31, 2018 and 2017, respectively.
As of December 31, 2018, we have entered into commitments aggregating $190.7 million comprised principally of construction contracts which are generally due in 12 to 36 months.

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
Note 19.      Variable Interest Entities
Consolidated VIEs:
At both December 31, 2018 and 2017, nine of our real estate joint ventures, whose activities primarily consisted of owning and operating 21 and 22 neighborhood/community shopping centers, respectively, were determined to be VIEs. Based on a financing agreement by one of our real estate joint ventures that has a bottom dollar guaranty, which is disproportionate to our ownership, we have determined that we are the primary beneficiary and have consolidated this joint venture. For the remaining real estate joint ventures, we concluded we are the primary beneficiary based primarily on our significant power to direct the entities' activities without any substantive kick-out or participating rights.
A summary of our consolidated VIEs is as follows (in thousands):

	December 31,
	2018	2017
Assets Held by VIEs	$225,388	$235,713
Assets Held as Collateral for Debt (1)	40,004	42,979
Maximum Risk of Loss (1)	29,784	29,784
___________________

(1)	Represents the amount of debt and related assets held as collateral associated with the bottom dollar guaranty at one real estate joint venture.
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

Unconsolidated VIEs:
At both December 31, 2018 and 2017, two unconsolidated real estate joint ventures were determined to be VIEs. We have determined that one entity was a VIE through the issuance of a secured loan, since the lender had the ability to make decisions that could have a significant impact on the success of the entity. Based on the associated agreements for the future development of a mixed-use project, we concluded that the other entity was a VIE, but we are not the primary beneficiary as the substantive participating rights associated with the entity are shared, and we do not have the power to direct the significant activities of the entity. Our analysis considered that all major decisions require unanimous member consent and those decisions include significant activities such as development, financing, leasing and operations of the entity.
A summary of our unconsolidated VIEs is as follows (in thousands):

	December 31,
	2018	2017
Investment in Real Estate Joint Ventures and Partnerships, net (1)	$76,575	$36,784
Other Liabilities, net (2)	6,592	5,799
Maximum Risk of Loss (3)	34,000	34,000
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

We and our partners are subject to the provisions of the joint venture agreements that specify conditions, including operating shortfalls, development expenditures and unplanned capital expenditures, under which additional contributions may be required. With respect to our future development of a mixed-used project, we anticipate funding approximately $57 million through 2020.
Note 20.      Fair Value Measurements
Recurring Fair Value Measurements:
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2018 and 2017, aggregated by the level in the fair value hierarchy in which those measurements fall, are as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2018
Assets:
Cash equivalents, primarily money market funds (1)	$54,848			$54,848
Restricted cash, primarily money market funds (1)	5,254			5,254
Investments, mutual funds held in a grantor trust (1)	30,996			30,996
Investments, mutual funds (1)	6,635			6,635
Total	$97,733	$—	$—	$97,733
Liabilities:
Deferred compensation plan obligations	$30,996			$30,996
Total	$30,996	$—	$—	$30,996
___________________

(1)	For the year ended December 31, 2018, a net gain of $1.4 million was included in Interest and Other Income (Expense), of which $(3.0) million represented an unrealized loss.

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2017
Assets:
Investments, mutual funds held in a grantor trust	$31,497			$31,497
Investments, mutual funds	7,206			7,206
Derivative instruments:
Interest rate contracts		$2,035		2,035
Total	$38,703	$2,035	$—	$40,738
Liabilities:
Deferred compensation plan obligations	$31,497			$31,497
Total	$31,497	$—	$—	$31,497
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
No assets were measured at fair value on a nonrecurring basis at December 31, 2018. Assets measured at fair value on a nonrecurring basis at December 31, 2017 aggregated by the level in the fair value hierarchy in which those measurements fall, are as follows (in thousands):

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
Schedule of our fair value disclosures is as follows (in thousands):

	December 31,
	2018			2017
	Carrying Value	Fair Value Using Significant Other Observable Inputs (Level 2)	Fair Value Using Significant Unobservable Inputs (Level 3)	Carrying Value	Fair Value Using Significant Other Observable Inputs (Level 2)	Fair Value Using Significant Unobservable Inputs (Level 3)
Other Assets:
Tax increment revenue bonds (1)	$20,009		$25,000	$22,097		$25,000
Investments, held to maturity (2)	3,000	$2,988		4,489	$4,479
Debt:
Fixed-rate debt	1,771,999		1,761,215	2,063,263		2,109,658
Variable-rate debt	22,685		23,131	17,889		16,393
___________________

(1)	At December 31, 2018 and 2017, the credit loss balance on our tax increment revenue bonds was $31.0 million.

(2)	Investments held to maturity are recorded at cost. As of December 31, 2018 and 2017, these investments had unrealized losses of $12 thousand and $10 thousand, respectively.
The quantitative information about the significant unobservable inputs used for our Level 3 nonrecurring fair value measurements as of December 31, 2017 reported in the above table, is as follows:

	Fair Value at December 31,			Range
	2017			Minimum	Maximum
Description	(in thousands)	Valuation Technique	Unobservable Inputs	2017	2017
Property	$4,184	Discounted cash flows	Discount rate	10.5%	12.0%
			Capitalization rate	8.8%	10.0%
			Holding period (years)	5	10
			Expected future inflation rate (1)		2.0%
			Market rent growth rate (1)		3.0%
			Expense growth rate (1)		2.0%
			Vacancy rate (1)		20.0%
			Renewal rate (1)		70.0%
			Average market rent rate (1)	$11.00	$16.00
			Average leasing cost per square foot (1)	$10.00	$35.00
_______________

(1)	Only applies to one property valuation.

Note 21.      Quarterly Financial Data (Unaudited)
Summarized quarterly financial data is as follows (in thousands):

	First		Second		Third		Fourth
2018
Revenues	$132,452	(1)	$142,086	(1)	$128,790	(1)	$127,819	(1)
Net income	148,969	(2)(3)	79,871	(1)(2)(4)	53,274	(2)(4)	63,229	(2)(4)
Net income attributable to common shareholders	146,824	(2)(3)	78,289	(1)(2)(4)	42,981	(2)(4)(5)	59,507	(2)(4)
Earnings per common share – basic	1.15	(2)(3)	.61	(1)(2)(4)	.34	(2)(4)(5)	.47	(2)(4)
Earnings per common share – diluted	1.13	(2)(3)	.61	(1)(2)(4)	.34	(2)(4)(5)	.46	(2)(4)
2017
Revenues	$143,663		$146,023		$144,110		$139,367
Net income	36,396	(2)(4)(6)	69,193	(2)	74,473	(2)	170,653	(2)(6)
Net income attributable to common shareholders	30,826	(2)(4)(5)(6)	63,852	(2)(5)	72,629	(2)	167,967	(2)(6)
Earnings per common share – basic	.24	(2)(4)(5)(6)	.50	(2)(5)	.57	(2)	1.31	(2)(6)
Earnings per common share – diluted	.24	(2)(4)(5)(6)	.49	(2)(5)	.56	(2)	1.30	(2)(6)
___________________

(1)
The quarter results include revenues associated with dispositions, which totaled $11.9 million, $8.3 million, $7.0 million and $4.1 million for the three months ended March 31, 2018, June 30, 2018, September 30, 2018 and December 31, 2018, respectively. Additionally, a $10.0 million write-off of a below-market lease intangible from the termination of a tenant's lease increased revenues for the three months ended June 30, 2018.

(2)
The quarter results include significant gains on the sale of property, including gains in equity in earnings from real estate joint ventures and partnerships, net. Gain amounts are: $111.4 million, $48.2 million, $19.8 million and $34.8 million for the three months ended March 31, 2018, June 30, 2018, September 30, 2018 and December 31, 2018, respectively, and $15.8 million, $34.2 million, $38.6 million and $136.3 million for the three months ended March 31, 2017, June 30, 2017, September 30, 2017 and December 31, 2017, respectively.

(3)	The quarter results include a gain on extinguishment of debt including related swap activity totaling $3.8 million for the three months ended March 31, 2018.

(4)
The quarter results include a $13.1 million write-off of an in-place lease intangible for the three months ended June 30, 2018 and a $3.1 million lease termination fee for the three months ended March 31, 2017. Additionally, the quarter results include $2.4 million and $7.7 million of impairment losses for the three months ended September 30, 2018 and December 31, 2018, respectively, and $15.0 million of impairment losses for the three months ended March 31, 2017.

(5)
Associated primarily with the gains discussed in (2) above, amounts in net income attributable to noncontrolling interests are: $.5 million, $8.6 million and $1.9 million for the three months ended March 31, 2018, September 30, 2018 and December 31, 2018, respectively, and $3.9 million and $3.6 million for the three months ended March 31, 2017 and June 30, 2017, respectively.

(6)
Deferred tax (benefit) amounts at our taxable REIT subsidiary include $(3.3) million and $1.5 million for the three months ended March 31, 2017 and December 31, 2017, respectively. These tax amounts result from gains associated with the disposition of centers and land. Additionally, a change in the statutory rate was recognized as a result of the enactment of the Tax Act on December 22, 2017.

* * * * *
ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

ITEM 9A. Controls and Procedures
Under the supervision and with the participation of our principal executive officer and principal financial officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of December 31, 2018. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2018.
There has been no change to our internal control over financial reporting during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
WRI’s management has responsibility for establishing and maintaining adequate internal control over financial reporting for WRI. Management, with the participation of WRI’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of WRI’s internal control over financial reporting as of December 31, 2018 based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on their evaluation of WRI’s internal control over financial reporting, WRI’s management along with the Chief Executive Officer and Chief Financial Officer believe that WRI’s internal control over financial reporting is effective as of December 31, 2018.
Deloitte & Touche LLP, WRI’s independent registered public accounting firm that audited the consolidated financial statements and financial statement schedules included in this Form 10-K, has issued an attestation report on the effectiveness of WRI’s internal control over financial reporting.
February 28, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Trust Managers of Weingarten Realty Investors
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Weingarten Realty Investors and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2018, of the Company and our report dated February 28, 2019, expressed an unqualified opinion on those financial statements and financial statement schedules.
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
February 28, 2019

ITEM 9B. Other Information
Not applicable.
PART III
ITEM 10. Trust Managers, Executive Officers and Corporate Governance
Information with respect to our trust managers and executive officers is incorporated herein by reference to the “Election of Trust Managers - Proposal One," “Compensation Discussion and Analysis - Overview” and “Share Ownership of Beneficial Owners and Management” sections of our definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 29, 2019.
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
ITEM 11. Executive Compensation
Information with respect to executive compensation is incorporated herein by reference to the “Compensation Discussion and Analysis,” “Trust Manager Compensation” including the "Trust Manager Compensation Table” section, “Compensation Committee Report” and “Summary Compensation Table” sections of our definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 29, 2019.
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The “Share Ownership of Beneficial Owners and Management” section of our definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 29, 2019 is incorporated herein by reference.

The following table summarizes the equity compensation plans under which our common shares of beneficial interest may be issued as of December 31, 2018:

Plan category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders	279,877	$22.30	1,287,267
Equity compensation plans not approved by shareholders	—	—	—
Total	279,877	$22.30	1,287,267
ITEM 13. Certain Relationships and Related Transactions, and Trust Manager Independence
The “Governance,” "Compensation Committee Interlocks and Insider Participation” and "Certain Transactions" sections of our definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 29, 2019 are incorporated herein by reference.
ITEM 14. Principal Accountant Fees and Services
The “Accounting Firm Fees” section within “Ratification of Independent Registered Public Accounting Firm - Proposal Two” of our definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 29, 2019 is incorporated herein by reference.
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
Amended and Restated Severance and Change in Control Agreement for Stephen C. Richter dated July 23, 2018 (filed as Exhibit 99.1 to WRI's Form 8-K on August 1, 2018 and incorporated herein by reference).

10.39†	—	Amended and Restated Severance and Change in Control Agreement for Johnny Hendrix dated July 20, 2018 (filed as Exhibit 99.2 to WRI's Form 8-K on August 1, 2018 and incorporated herein by reference).
10.40	—
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

10.41	—
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

10.42	—
Promissory Note with Reliance Trust Company, Trustee of the Trust under the Weingarten Realty Investors Deferred Compensation Plan, Supplemental Executive Retirement Plan and Retirement Benefit Restoration Plan dated March 12, 2009 (filed as Exhibit 10.57 to WRI’s Form 10-Q for the quarter ended March 31, 2009 and incorporated herein by reference).

10.43	—
First Amendment to Promissory Note with Reliance Trust Company, Trustee of the Master Nonqualified Plan Trust under Weingarten Realty Investors Supplemental Executive Retirement Plan and Weingarten Realty Investors Retirement Benefit Restoration Plan dated March 11, 2010 (filed as Exhibit 10.59 to WRI’s Form 10-Q for the quarter ended June 30, 2010 and incorporated herein by reference).

10.44	—
Second Amendment to Promissory Note with Reliance Trust Company, Trustee of the Master Nonqualified Plan Trust under the Weingarten Realty Investors Supplemental Executive Retirement Plan and Weingarten Realty Investors Retirement Benefit Restoration Plan dated March 11, 2011 (filed as Exhibit 10.58 to WRI’s Form 10-Q for the quarter ended March 31, 2011 and incorporated herein by reference).

10.45	—
Third Amendment to Promissory Note with Reliance Trust Company, Trustee of the Master Nonqualified Plan Trust under the Weingarten Realty Investors Supplemental Executive Retirement Plan and Weingarten Realty Investors Retirement Benefit Restoration Plan dated February 15, 2012 (filed as Exhibit 10.1 to WRI's Form 10-Q for the quarter ended March 31, 2012 and incorporated herein by reference).

10.46	—
Fourth Amendment to Promissory Note with Reliance Trust Company, Trustee of the Master Nonqualified Plan Trust under the Weingarten Realty Investors Supplemental Executive Retirement Plan and Weingarten Realty Investors Retirement Benefit Restoration Plan dated March 11, 2013 (filed as Exhibit 10.2 to WRI's Form 10-Q for the quarter ended March 31, 2013 and incorporated herein by reference).

10.47	—
Fifth Amendment to Promissory Note with Reliance Trust Company, Trustee of the Master Nonqualified Plan Trust under the Weingarten Realty Investors Supplemental Executive Retirement Plan and Weingarten Realty Investors Retirement Benefit Restoration Plan dated March 11, 2014 (filed as Exhibit 10.1 to WRI's Form 10-Q for the quarter ended March 31, 2014 and incorporated herein by reference).

10.48	—
Sixth Amendment to Promissory Note with Reliance Trust Company, Trustee of the Master Nonqualified Plan Trust under the Weingarten Realty Investors Supplemental Executive Retirement Plan and Weingarten Realty Investors Retirement Benefit Restoration Plan dated March 11, 2015 (filed as Exhibit 10.2 to WRI's Form 10-Q for the quarter ended March 31, 2015 and incorporated herein by reference).

10.49	—
Seventh Amendment to Promissory Note with Reliance Trust Company, Trustee of the Master Nonqualified Plan Trust under the Weingarten Realty Investors Supplemental Executive Retirement Plan and Retirement Benefit Restoration Plan, dated March 8, 2016 (filed as Exhibit 10.50 to WRI's Annual Report on Form 10-K for the year ended December 31, 2016 and incorporated herein by reference).

10.50	—
Eighth Amendment to Promissory Note with Reliance Trust Company, Trustee of the Master Nonqualified Plan Trust under the Weingarten Realty Investors Supplemental Executive Retirement Plan and Retirement Benefit Restoration Plan, dated March 11, 2017 (filed as Exhibit 10.52 to WRI's Annual Report on Form 10-K for the year ended December 31, 2017 and incorporated herein by reference).

10.51	—
Ninth Amendment to Promissory Note with Reliance Trust Company, Trustee of the Master Nonqualified Plan Trust under the Weingarten Realty Investors Supplemental Executive Retirement Plan and Retirement Benefit Restoration Plan, dated March 11, 2018 (filed as Exhibit 10.1 to WRI's Form 10-Q for the quarter ended March 31, 2018 and incorporated herein by reference).

10.52†	—
Third Amendment to the Weingarten Realty Investors Retirement Plan dated July 2, 2018 (filed as Exhibit 10.1 to WRI's Form 10-Q for the quarter ended September 30, 2018 and incorporated herein by reference).

10.53†	—
Amendment No. 6 to the Weingarten Realty Investors Supplemental Executive Retirement Plan dated July 2, 2018 (filed as Exhibit 10.2 to WRI's Form 10-Q for the quarter ended September 30, 2018 and incorporated herein by reference).

10.54†	—
First Amendment to the Amended and Restated 2010 Long-Term Incentive Plan of Weingarten Realty Investors (filed as Exhibit 4.3 to WRI's Registration Statement on Form S-8 dated July 31, 2018 (File No. 333-226448) and incorporated herein by reference).

10.55†	—	Severance and Change in Control Agreement for Andrew M. Alexander dated February 21, 2019 (filed as Exhibit 99.1 to WRI's Form 8-K on February 25, 2019 and incorporated herein by reference).
21.1*	—	Listing of Subsidiaries of the Registrant.
23.1*	—	Consent of Deloitte & Touche LLP.
31.1*	—	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
31.2*	—	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
32.1**	—	Certification pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2**	—	Certification pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
101.INS**	—	XBRL Instance Document
101.SCH**	—	XBRL Taxonomy Extension Schema Document
101.CAL**	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	—	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE**	—	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed with this report.
**	Furnished with this report.
†	Management contract or compensation plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEINGARTEN REALTY INVESTORS

By:	/s/ Andrew M. Alexander
Andrew M. Alexander
Chairman/President/Chief Executive Officer
Date: February 28, 2019
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

Pursuant to the requirement of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

	Signature	Title	Date

By:	/s/ Andrew M. Alexander	Chairman/President/Chief Executive Officer and Trust Manager (Principal Executive Officer)	February 28, 2019
Andrew M. Alexander

By:	/s/ Stanford J. Alexander	Chairman Emeritus and Trust Manager	February 28, 2019
Stanford J. Alexander

By:	/s/ Shelaghmichael C. Brown	Trust Manager	February 28, 2019
Shelaghmichael C. Brown

By:	/s/ James W. Crownover	Trust Manager	February 28, 2019
James W. Crownover

By:	/s/ Stephen A. Lasher	Trust Manager	February 28, 2019
Stephen A. Lasher

By:	/s/ Stephen C. Richter	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2019
Stephen C. Richter

By:	/s/ Thomas L. Ryan	Trust Manager	February 28, 2019
Thomas L. Ryan

By:	/s/ Douglas W. Schnitzer	Trust Manager	February 28, 2019
Douglas W. Schnitzer

By:	/s/ Joe D. Shafer	Senior Vice President/Chief Accounting Officer (Principal Accounting Officer)	February 28, 2019
Joe D. Shafer

By:	/s/ C. Park Shaper	Trust Manager	February 28, 2019
C. Park Shaper

By:	/s/ Marc J. Shapiro	Trust Manager	February 28, 2019
Marc J. Shapiro

Schedule II
WEINGARTEN REALTY INVESTORS
VALUATION AND QUALIFYING ACCOUNTS
December 31, 2018, 2017, and 2016
(Amounts in thousands)

Description	Balance at beginning of period	Charged to costs and expenses	Deductions(1)	Balance at end of period
2018
Allowance for Doubtful Accounts	$7,516	$2,361	$3,022	$6,855
Tax Valuation Allowance	15,587	—	2,800	12,787
2017
Allowance for Doubtful Accounts	$6,700	$4,255	$3,439	$7,516
Tax Valuation Allowance	25,979	—	10,392	15,587
2016
Allowance for Doubtful Accounts	$6,072	$2,427	$1,799	$6,700
Tax Valuation Allowance	27,230	—	1,251	25,979
___________________

(1)
The tax valuation allowance deductions for the year ended 2017 represents the effect of the change in the statutory tax rate as a result of the enactment of the Tax Act on December 22, 2017. For other periods presented, deductions included write-offs of amounts previously reserved.

Schedule III

WEINGARTEN REALTY INVESTORS
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2018
(Amounts in thousands)

	Initial Cost to Company			Gross Amounts Carried at Close of Period
Description	Land	Building and Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total (1)	Accumulated Depreciation	Total Costs, Net of Accumulated Depreciation	Encumbrances (2)	Date of Acquisition / Construction
Centers:
10-Federal Shopping Center	$1,791	$7,470	$1,285	$1,791	$8,755	$10,546	$(7,572)	$2,974	$(6,302)	03/20/2008
580 Market Place	3,892	15,570	3,949	3,889	19,522	23,411	(9,164)	14,247	(14,939)	04/02/2001
8000 Sunset Strip Shopping Center	18,320	73,431	7,853	18,320	81,284	99,604	(16,428)	83,176	—	06/27/2012
Alabama Shepherd Shopping Center	637	2,026	8,127	1,062	9,728	10,790	(5,802)	4,988	—	04/30/2004
Argyle Village Shopping Center	4,524	18,103	5,674	4,526	23,775	28,301	(10,914)	17,387	—	11/30/2001
Avent Ferry Shopping Center	1,952	7,814	1,355	1,952	9,169	11,121	(4,079)	7,042	—	04/04/2002
Baybrook Gateway	10,623	30,307	4,712	10,623	35,019	45,642	(4,795)	40,847	—	02/04/2015
Bellaire Blvd. Shopping Center	124	37	936	1,011	86	1,097	(43)	1,054	—	11/13/2008
Blalock Market at I-10	—	4,730	2,075	—	6,805	6,805	(5,466)	1,339	—	12/31/1990
Boca Lyons Plaza	3,676	14,706	5,724	3,651	20,455	24,106	(8,567)	15,539	—	08/17/2001
Broadway Marketplace	898	3,637	2,170	906	5,799	6,705	(3,677)	3,028	—	12/16/1993
Brookwood Marketplace	7,050	15,134	7,354	7,511	22,027	29,538	(6,899)	22,639	—	08/22/2006
Brownsville Commons	1,333	5,536	583	1,333	6,119	7,452	(2,006)	5,446	—	05/22/2006
Bull City Market	930	6,651	898	930	7,549	8,479	(2,657)	5,822	(3,325)	06/10/2005
Cambrian Park Plaza	48,803	1,089	115	48,851	1,156	50,007	(966)	49,041	—	02/27/2015
Camelback Village Square	—	8,720	1,360	—	10,080	10,080	(6,183)	3,897	—	09/30/1994
Camp Creek Marketplace II	6,169	32,036	3,402	4,697	36,910	41,607	(11,276)	30,331	—	08/22/2006
Capital Square	1,852	7,406	1,543	1,852	8,949	10,801	(4,433)	6,368	—	04/04/2002
Centerwood Plaza	915	3,659	3,552	914	7,212	8,126	(3,310)	4,816	—	04/02/2001
Charleston Commons Shopping Center	23,230	36,877	3,604	23,210	40,501	63,711	(13,221)	50,490	—	12/20/2006
Chino Hills Marketplace	7,218	28,872	12,949	7,234	41,805	49,039	(22,076)	26,963	—	08/20/2002
Citadel Building	3,236	6,168	9,000	534	17,870	18,404	(14,929)	3,475	—	12/30/1975
College Park Shopping Center	2,201	8,845	7,267	2,641	15,672	18,313	(12,047)	6,266	(11,475)	11/16/1998
Colonial Plaza	10,806	43,234	16,010	10,813	59,237	70,050	(31,238)	38,812	—	02/21/2001
Countryside Centre	15,523	29,818	10,502	15,559	40,284	55,843	(15,032)	40,811	—	07/06/2007
Creekside Center	1,732	6,929	2,790	1,730	9,721	11,451	(4,853)	6,598	(7,189)	04/02/2001
Crossing At Stonegate	6,400	23,384	325	6,400	23,709	30,109	(2,073)	28,036	(13,953)	02/12/2016

Schedule III

	Initial Cost to Company			Gross Amounts Carried at Close of Period
Description	Land	Building and Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total (1)	Accumulated Depreciation	Total Costs, Net of Accumulated Depreciation	Encumbrances (2)	Date of Acquisition / Construction
Cypress Pointe	$3,468	$8,700	$1,239	$3,793	$9,614	$13,407	$(6,684)	$6,723	$—	04/04/2002
Deerfield Mall	10,522	94,321	4,929	27,806	81,966	109,772	(7,313)	102,459	—	05/05/2016
Desert Village Shopping Center	3,362	14,969	2,253	3,362	17,222	20,584	(4,118)	16,466	—	10/28/2010
Edgewater Marketplace	4,821	11,225	691	4,821	11,916	16,737	(3,039)	13,698	—	11/19/2010
El Camino Promenade	4,431	20,557	4,919	4,429	25,478	29,907	(10,927)	18,980	—	05/21/2004
Embassy Lakes Shopping Center	2,803	11,268	2,433	2,803	13,701	16,504	(5,560)	10,944	—	12/18/2002
Entrada de Oro Plaza Shopping Center	6,041	10,511	2,144	6,115	12,581	18,696	(4,724)	13,972	—	01/22/2007
Epic Village St. Augustine	283	1,171	4,092	320	5,226	5,546	(3,826)	1,720	—	09/30/2009
Falls Pointe Shopping Center	3,535	14,289	1,482	3,542	15,764	19,306	(6,319)	12,987	—	12/17/2002
Festival on Jefferson Court	5,041	13,983	4,069	5,022	18,071	23,093	(7,599)	15,494	—	12/22/2004
Fiesta Trails	8,825	32,790	11,811	11,267	42,159	53,426	(15,862)	37,564	—	09/30/2003
Fountain Plaza	1,319	5,276	1,918	1,095	7,418	8,513	(4,761)	3,752	—	03/10/1994
Francisco Center	1,999	7,997	4,373	2,403	11,966	14,369	(8,662)	5,707	(10,423)	11/16/1998
Freedom Centre	2,929	15,302	6,037	6,944	17,324	24,268	(7,328)	16,940	—	06/23/2006
Galleria Shopping Center	10,795	10,339	8,778	10,504	19,408	29,912	(6,074)	23,838	—	12/11/2006
Galveston Place	2,713	5,522	5,957	3,279	10,913	14,192	(8,888)	5,304	—	11/30/1983
Gateway Plaza	4,812	19,249	5,481	4,808	24,734	29,542	(11,531)	18,011	(23,000)	04/02/2001
Grayson Commons	3,180	9,023	617	3,163	9,657	12,820	(3,456)	9,364	(4,248)	11/09/2004
Greenhouse Marketplace	4,607	22,771	4,214	4,750	26,842	31,592	(11,047)	20,545	—	01/28/2004
Griggs Road Shopping Center	257	2,303	378	257	2,681	2,938	(1,841)	1,097	—	03/20/2008
Harrisburg Plaza	1,278	3,924	1,165	1,278	5,089	6,367	(4,350)	2,017	(9,667)	03/20/2008
HEB - Dairy Ashford & Memorial	1,717	4,234	—	1,717	4,234	5,951	(1,286)	4,665	—	03/06/2012
Heights Plaza Shopping Center	58	699	2,604	1,055	2,306	3,361	(1,724)	1,637	—	06/30/1995
High House Crossing	2,576	10,305	582	2,576	10,887	13,463	(4,768)	8,695	—	04/04/2002
Highland Square	—	—	1,960	—	1,960	1,960	(655)	1,305	—	10/06/1959
Hilltop Village Center	3,196	7,234	53,854	3,960	60,324	64,284	(18,649)	45,635	—	01/01/2016
Hope Valley Commons	2,439	8,487	483	2,439	8,970	11,409	(2,149)	9,260	—	08/31/2010
I45/Telephone Rd.	678	11,182	533	678	11,715	12,393	(6,853)	5,540	(11,667)	03/20/2008
Independence Plaza I & II	19,351	31,627	2,497	19,351	34,124	53,475	(8,697)	44,778	(14,090)	06/11/2013
Jess Ranch Marketplace	8,750	25,560	667	8,750	26,227	34,977	(6,024)	28,953	—	12/23/2013
Jess Ranch Marketplace Phase III	8,431	21,470	446	8,431	21,916	30,347	(5,078)	25,269	—	12/23/2013
Lakeside Marketplace	6,064	22,989	3,159	6,150	26,062	32,212	(9,546)	22,666	—	08/22/2006

Schedule III

	Initial Cost to Company			Gross Amounts Carried at Close of Period
Description	Land	Building and Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total (1)	Accumulated Depreciation	Total Costs, Net of Accumulated Depreciation	Encumbrances (2)	Date of Acquisition / Construction
Largo Mall	$10,817	$40,906	$8,187	$10,810	$49,100	$59,910	$(19,291)	$40,619	$—	03/01/2004
Laveen Village Marketplace	1,190	—	4,935	1,006	5,119	6,125	(3,387)	2,738	—	08/15/2003
League City Plaza	1,918	7,592	1,515	2,261	8,764	11,025	(5,643)	5,382	—	03/20/2008
Leesville Towne Centre	7,183	17,162	1,811	7,223	18,933	26,156	(7,411)	18,745	—	01/30/2004
Lowry Town Center	1,889	23,165	281	1,889	23,446	25,335	(1,579)	23,756	—	09/14/2016
Madera Village Shopping Center	3,788	13,507	1,491	3,816	14,970	18,786	(5,134)	13,652	—	03/13/2007
Market at Westchase Shopping Center	1,199	5,821	3,681	1,415	9,286	10,701	(6,510)	4,191	—	02/15/1991
Markham West Shopping Center	2,694	10,777	6,254	2,696	17,029	19,725	(9,525)	10,200	—	09/18/1998
Mendenhall Commons	2,655	9,165	1,055	2,677	10,198	12,875	(3,610)	9,265	—	11/13/2008
Menifee Town Center	1,827	7,307	5,731	1,824	13,041	14,865	(5,802)	9,063	—	04/02/2001
Monte Vista Village Center	1,485	58	5,962	755	6,750	7,505	(4,418)	3,087	—	12/31/2004
Mueller Regional Retail Center	10,382	56,303	1,559	10,382	57,862	68,244	(13,502)	54,742	—	10/03/2013
North Creek Plaza	6,915	25,625	5,695	6,954	31,281	38,235	(13,186)	25,049	—	08/19/2004
North Towne Plaza	960	3,928	9,470	879	13,479	14,358	(9,173)	5,185	—	02/15/1990
North Towne Plaza	6,646	99	(5,553)	259	933	1,192	(627)	565	—	04/01/2010
Northbrook Shopping Center	1,629	4,489	3,992	1,713	8,397	10,110	(6,869)	3,241	(8,792)	11/06/1967
Northwoods Shopping Center	1,768	7,071	758	1,772	7,825	9,597	(3,444)	6,153	—	04/04/2002
Nottingham Commons	19,523	2,398	20,213	19,664	22,470	42,134	(3,330)	38,804	—	01/01/2017
Oak Forest Shopping Center	760	2,726	6,712	1,358	8,840	10,198	(6,419)	3,779	(7,358)	12/30/1976
Oak Grove Market Center	5,758	10,508	1,178	5,861	11,583	17,444	(3,923)	13,521	—	06/15/2007
Oracle Wetmore Shopping Center	24,686	26,878	7,868	13,813	45,619	59,432	(15,057)	44,375	—	01/22/2007
Overton Park Plaza	9,266	37,789	16,416	9,264	54,207	63,471	(22,619)	40,852	—	10/24/2003
Parliament Square II	2	10	1,183	3	1,192	1,195	(1,032)	163	—	06/24/2005
Perimeter Village	29,701	42,337	4,724	34,404	42,358	76,762	(15,349)	61,413	(30,481)	07/03/2007
Phillips Crossing	—	1	28,491	872	27,620	28,492	(15,219)	13,273	—	09/30/2009
Phoenix Office Building	1,696	3,255	1,630	1,773	4,808	6,581	(2,107)	4,474	—	01/31/2007
Pike Center	—	40,537	3,314	—	43,851	43,851	(12,425)	31,426	—	08/14/2012
Plantation Centre	3,463	14,821	2,127	3,471	16,940	20,411	(6,665)	13,746	—	08/19/2004
Prospector's Plaza	3,746	14,985	5,742	3,716	20,757	24,473	(9,379)	15,094	—	04/02/2001
Pueblo Anozira Shopping Center	2,750	11,000	5,330	2,768	16,312	19,080	(10,500)	8,580	(13,977)	06/16/1994
Raintree Ranch Center	11,442	595	18,182	10,983	19,236	30,219	(12,257)	17,962	—	03/31/2008
Rancho San Marcos Village	3,533	14,138	5,490	3,887	19,274	23,161	(8,348)	14,813	—	02/26/2003

Schedule III

	Initial Cost to Company			Gross Amounts Carried at Close of Period
Description	Land	Building and Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total (1)	Accumulated Depreciation	Total Costs, Net of Accumulated Depreciation	Encumbrances (2)	Date of Acquisition / Construction
Rancho Towne & Country	$1,161	$4,647	$790	$1,166	$5,432	$6,598	$(3,325)	$3,273	$—	10/16/1995
Randalls Center/Kings Crossing	3,570	8,147	658	3,585	8,790	12,375	(5,756)	6,619	—	11/13/2008
Red Mountain Gateway	2,166	89	12,719	3,317	11,657	14,974	(5,377)	9,597	—	12/31/2003
Reynolds Crossing	4,276	9,186	359	4,276	9,545	13,821	(3,002)	10,819	—	09/14/2006
Richmond Square	1,993	953	13,598	14,512	2,032	16,544	(1,340)	15,204	—	12/31/1996
Ridgeway Trace	26,629	544	25,736	16,100	36,809	52,909	(15,831)	37,078	—	11/09/2006
River Oaks Shopping Center - East	1,354	1,946	357	1,363	2,294	3,657	(2,019)	1,638	—	12/04/1992
River Oaks Shopping Center - West	3,534	17,741	60,185	4,210	77,250	81,460	(27,702)	53,758	—	12/04/1992
River Point at Sheridan	28,898	4,042	17,601	10,659	39,882	50,541	(13,164)	37,377	—	04/01/2010
Roswell Corners	6,136	21,447	6,375	7,134	26,824	33,958	(9,373)	24,585	—	06/24/2004
Roswell Crossing Shopping Center	7,625	18,573	1,332	7,625	19,905	27,530	(5,882)	21,648	—	07/18/2012
San Marcos Plaza	1,360	5,439	1,014	1,358	6,455	7,813	(2,885)	4,928	—	04/02/2001
Scottsdale Horizon	—	3,241	39,512	12,914	29,839	42,753	(5,981)	36,772	—	01/22/2007
Scottsdale Waterfront	10,281	40,374	560	21,586	29,629	51,215	(2,016)	49,199	—	08/17/2016
Sea Ranch Centre	11,977	4,219	2,055	11,977	6,274	18,251	(1,763)	16,488	—	03/06/2013
Shoppes at Bears Path	3,252	5,503	1,645	3,290	7,110	10,400	(2,709)	7,691	—	03/13/2007
Shoppes at Memorial Villages	1,417	4,786	9,593	3,332	12,464	15,796	(8,903)	6,893	—	01/11/2012
Shoppes of South Semoran	5,339	9,785	(1,315)	5,672	8,137	13,809	(2,708)	11,101	—	08/31/2007
Shops at Kirby Drive	1,201	945	288	1,202	1,232	2,434	(531)	1,903	—	05/27/2008
Shops at Three Corners	6,215	9,303	11,319	10,587	16,250	26,837	(11,345)	15,492	—	12/31/1989
Silver Creek Plaza	3,231	12,924	6,608	3,228	19,535	22,763	(8,018)	14,745	(14,024)	04/02/2001
Six Forks Shopping Center	6,678	26,759	6,668	6,728	33,377	40,105	(15,403)	24,702	—	04/04/2002
Southampton Center	4,337	17,349	3,271	4,333	20,624	24,957	(10,006)	14,951	(19,750)	04/02/2001
Southgate Shopping Center	232	8,389	783	231	9,173	9,404	(6,022)	3,382	(6,467)	03/20/2008
Squaw Peak Plaza	816	3,266	3,514	818	6,778	7,596	(4,086)	3,510	—	12/20/1994
Stella Link Shopping Center	2,830	1,841	88	2,897	1,862	4,759	(1,637)	3,122	—	07/10/1970
Stonehenge Market	4,740	19,001	2,494	4,740	21,495	26,235	(9,999)	16,236	—	04/04/2002
Stony Point Plaza	3,489	13,957	11,302	3,453	25,295	28,748	(12,307)	16,441	(10,614)	04/02/2001
Sunset 19 Shopping Center	5,519	22,076	22,589	6,010	44,174	50,184	(11,610)	38,574	—	10/29/2001
The Centre at Post Oak	13,731	115	24,998	17,822	21,022	38,844	(13,954)	24,890	—	12/31/1996
The Commons at Dexter Lake	4,946	18,948	3,557	4,988	22,463	27,451	(9,404)	18,047	—	11/13/2008
The Palms at Town & Country	56,833	195,203	6,518	79,673	178,881	258,554	(14,307)	244,247	—	07/27/2016

Schedule III

	Initial Cost to Company			Gross Amounts Carried at Close of Period
Description	Land	Building and Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total (1)	Accumulated Depreciation	Total Costs, Net of Accumulated Depreciation	Encumbrances (2)	Date of Acquisition / Construction
The Westside Center	$14,952	$10,350	$494	$14,952	$10,844	$25,796	$(962)	$24,834	$—	12/22/2015
Thompson Bridge Commons	604	—	625	513	716	1,229	(147)	1,082	—	04/26/2005
Thousand Oaks Shopping Center	2,973	13,142	1,215	2,973	14,357	17,330	(5,914)	11,416	(11,803)	03/20/2008
TJ Maxx Plaza	3,400	19,283	4,042	3,430	23,295	26,725	(8,993)	17,732	—	03/01/2004
Tomball Marketplace	9,616	262	26,467	6,726	29,619	36,345	(13,534)	22,811	—	04/12/2006
Trenton Crossing/North McAllen	9,855	29,133	1,866	9,855	30,999	40,854	(3,136)	37,718	—	08/31/2015
Valley Shopping Center	4,293	13,736	4,909	8,910	14,028	22,938	(3,772)	19,166	—	04/07/2006
Vizcaya Square Shopping Center	3,044	12,226	2,536	3,044	14,762	17,806	(6,109)	11,697	—	12/18/2002
Waterford Village	5,830	—	13,217	3,775	15,272	19,047	(7,486)	11,561	—	06/11/2004
Wellington Green Commons & Pad	16,500	32,489	2,755	16,500	35,244	51,744	(3,643)	48,101	(17,974)	04/20/2015
West Jordan Town Center	4,306	17,776	(1,797)	3,269	17,016	20,285	(7,677)	12,608	—	12/19/2003
Westchase Shopping Center	3,085	7,920	13,629	3,189	21,445	24,634	(13,952)	10,682	—	08/29/1978
Westhill Village Shopping Center	408	3,002	6,787	437	9,760	10,197	(5,974)	4,223	—	05/01/1958
Westland Fair	27,562	10,506	(6,695)	12,220	19,153	31,373	(10,718)	20,655	—	12/29/2000
Westminster Center	11,215	44,871	9,752	11,204	54,634	65,838	(26,013)	39,825	(47,250)	04/02/2001
Winter Park Corners	2,159	8,636	10,203	2,280	18,718	20,998	(4,872)	16,126	—	09/06/2001
	860,955	2,110,489	843,079	903,039	2,911,484	3,814,523	(1,074,051)	2,740,472	(318,768)
New Development:
West Alex	42,163	2,669	77,956	46,494	76,294	122,788	—	122,788	—	11/01/2016
The Whittaker	5,237	19,395	3,222	5,334	22,520	27,854	(569)	27,285	—	03/24/2017
	47,400	22,064	81,178	51,828	98,814	150,642	(569)	150,073	—
Miscellaneous (not to exceed 5% of total)	107,524	3,102	29,277	65,837	74,066	139,903	(33,568)	106,335	—
Total of Portfolio	$1,015,879	$2,135,655	$953,534	$1,020,704	$3,084,364	$4,105,068	$(1,108,188)	$2,996,880	$(318,768)
___________________

(1)	The book value of our net fixed asset exceeds the tax basis by approximately $211.0 million at December 31, 2018.

(2)
Encumbrances do not include $17.7 million outstanding under fixed-rate mortgage debt associated with tenancy-in-common arrangements, $1.8 million of non-cash debt related items and $(1.0) million of deferred debt costs.

Schedule III

Depreciation is computed using the straight-line method, generally over estimated useful lives of 18-40 years for buildings and 10-20 years for parking lot surfacing and equipment. Tenant and leasehold improvements are depreciated over the remaining life of the lease or the useful life whichever is shorter.
The changes in total cost of the properties were as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Balance at beginning of year	$4,498,859	$4,789,145	$4,262,959
Additions at cost	164,150	137,462	654,513
Retirements or sales	(547,821)	(334,105)	(126,666)
Property held for sale	—	(78,721)	(1,563)
Impairment loss	(10,120)	(14,922)	(98)
Balance at end of year	$4,105,068	$4,498,859	$4,789,145
The changes in accumulated depreciation were as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Balance at beginning of year	$1,166,126	$1,184,546	$1,087,642
Additions at cost	118,664	132,900	131,120
Retirements or sales	(176,602)	(127,391)	(33,132)
Property held for sale	—	(23,929)	(1,084)
Balance at end of year	$1,108,188	$1,166,126	$1,184,546

Schedule IV
WEINGARTEN REALTY INVESTORS
MORTGAGE LOANS ON REAL ESTATE
DECEMBER 31, 2018
(Amounts in thousands)

	State	Interest Rate	Final Maturity Date	Periodic Payment Terms	Face Amount of Mortgages	Carrying Amount of Mortgages (1)
Shopping Centers:
First Mortgages:
College Park Realty Company	NV	7.00%	10/31/2053	At Maturity	$3,410	$3,410
Total Mortgage Loans on Real Estate					$3,410	$3,410
___________________

(1)
The aggregate cost at December 31, 2018 for federal income tax purposes is $3.4 million, and there are no prior liens to be disclosed. As this is an interest only mortgage loan, there have been no changes in its carrying amount for each year ended December 31, 2018, 2017 and 2016.