Form 10-Q
period 2019-03-31
WEINGARTEN REALTY INVESTORS /TX/
filed 2019-05-03
CIK 828916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbols	Name of Each Exchange on Which Registered
Common Shares of Beneficial Interest, $.03 par value	WRI	New York Stock Exchange
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES☐NO☒
As of April 26, 2019, there were 128,646,150 common shares of beneficial interest of Weingarten Realty Investors, $.03 par value, outstanding.

PART I-FINANCIAL INFORMATION
ITEM 1. Financial Statements
WEINGARTEN REALTY INVESTORS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2019	2018
Revenues:
Rentals, net	$119,826	$129,148
Other	3,312	3,304
Total Revenues	123,138	132,452
Operating Expenses:
Depreciation and amortization	33,972	38,095
Operating	24,248	23,270
Real estate taxes, net	16,131	17,639
Impairment loss	74	—
General and administrative	9,581	5,595
Total Operating Expenses	84,006	84,599
Other Income (Expense):
Interest expense, net	(15,289)	(14,672)
Interest and other income (expense)	4,384	1,533
Gain on sale of property	17,787	109,045
Total Other Income	6,882	95,906
Income Before Income Taxes and Equity in Earnings of Real Estate Joint Ventures and Partnerships	46,014	143,759
Provision for Income Taxes	(177)	(783)
Equity in Earnings of Real Estate Joint Ventures and Partnerships, net	5,417	5,993
Net Income	51,254	148,969
Less: Net Income Attributable to Noncontrolling Interests	(1,588)	(2,145)
Net Income Attributable to Common Shareholders	$49,666	$146,824
Earnings Per Common Share - Basic:
Net income attributable to common shareholders	$.39	$1.15
Earnings Per Common Share - Diluted:
Net income attributable to common shareholders	$.39	$1.13
See Notes to Condensed Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2019	2018
Net Income	$51,254	$148,969
Cumulative effect adjustment of new accounting standards	—	(1,541)
Other Comprehensive Income (Loss):
Net unrealized gain on derivatives	—	1,379
Reclassification adjustment of derivatives and designated hedges into net income	(219)	(3,633)
Retirement liability adjustment	288	271
Total	69	(1,983)
Comprehensive Income	51,323	145,445
Comprehensive Income Attributable to Noncontrolling Interests	(1,588)	(2,145)
Comprehensive Income Adjusted for Noncontrolling Interests	$49,735	$143,300
See Notes to Condensed Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share amounts)

	March 31, 2019	December 31, 2018
ASSETS
Property	$4,104,795	$4,105,068
Accumulated Depreciation	(1,118,217)	(1,108,188)
Property, net *	2,986,578	2,996,880
Investment in Real Estate Joint Ventures and Partnerships, net	364,165	353,828
Total	3,350,743	3,350,708
Unamortized Lease Costs, net	139,533	142,014
Accrued Rent, Accrued Contract Receivables and Accounts Receivable (net of allowance for doubtful accounts of $6,855 in 2018) *	76,900	97,924
Cash and Cash Equivalents *	60,570	65,865
Restricted Deposits and Mortgage Escrows	11,134	10,272
Other, net	198,783	160,178
Total Assets	$3,837,663	$3,826,961
LIABILITIES AND EQUITY
Debt, net *	$1,788,551	$1,794,684
Accounts Payable and Accrued Expenses	79,459	113,175
Other, net	209,219	168,403
Total Liabilities	2,077,229	2,076,262
Commitments and Contingencies	—	—
Equity:
Shareholders’ Equity:
Common Shares of Beneficial Interest - par value, $.03 per share; shares authorized: 275,000; shares issued and outstanding: 128,647 in 2019 and 128,333 in 2018	3,903	3,893
Additional Paid-In Capital	1,777,089	1,766,993
Net Income Less Than Accumulated Dividends	(187,581)	(186,431)
Accumulated Other Comprehensive Loss	(10,480)	(10,549)
Total Shareholders’ Equity	1,582,931	1,573,906
Noncontrolling Interests	177,503	176,793
Total Equity	1,760,434	1,750,699
Total Liabilities and Equity	$3,837,663	$3,826,961
* Consolidated variable interest entities' assets and debt included in the above balances (see Note 15):
Property, net	$201,924	$198,466
Accrued Rent, Accrued Contract Receivables and Accounts Receivable, net	8,863	12,220
Cash and Cash Equivalents	8,710	8,243
Debt, net	45,582	45,774
See Notes to Condensed Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2019	2018
Cash Flows from Operating Activities:
Net Income	$51,254	$148,969
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,972	38,095
Amortization of debt deferred costs and intangibles, net	820	781
Non-cash lease expense	299	—
Impairment loss	74	—
Equity in earnings of real estate joint ventures and partnerships, net	(5,417)	(5,993)
Gain on sale of property	(17,787)	(109,045)
Distributions of income from real estate joint ventures and partnerships	3,384	4,115
Changes in accrued rent, accrued contract receivables and accounts receivable, net	20,002	13,821
Changes in unamortized lease costs and other assets, net	(2,736)	(2,469)
Changes in accounts payable, accrued expenses and other liabilities, net	(28,742)	(26,860)
Other, net	1,257	(2,042)
Net cash provided by operating activities	56,380	59,372
Cash Flows from Investing Activities:
Acquisition of real estate and land	(19,699)	(1,265)
Development and capital improvements	(48,476)	(29,041)
Proceeds from sale of property and real estate equity investments, net	65,543	255,828
Real estate joint ventures and partnerships - Investments	(9,094)	(5,987)
Real estate joint ventures and partnerships - Distribution of capital	554	1,690
Proceeds from investments	8,375	250
Other, net	1,363	4,417
Net cash (used in) provided by investing activities	(1,434)	225,892
Cash Flows from Financing Activities:
Principal payments of debt	(1,576)	(151,931)
Changes in unsecured credit facilities	(5,000)	—
Proceeds from issuance of common shares of beneficial interest, net	727	914
Repurchase of common shares of beneficial interest, net	—	(8,108)
Common share dividends paid	(50,816)	(50,836)
Debt issuance and extinguishment costs paid	(147)	(782)
Distributions to noncontrolling interests	(1,572)	(884)
Contributions from noncontrolling interests	326	41
Other, net	(1,321)	621
Net cash used in financing activities	(59,379)	(210,965)
Net (decrease) increase in cash, cash equivalents and restricted cash equivalents	(4,433)	74,299
Cash, cash equivalents and restricted cash equivalents at January 1	76,137	21,334
Cash, cash equivalents and restricted cash equivalents at March 31	$71,704	$95,633
Supplemental disclosure of cash flow information:
Cash paid for interest (net of amount capitalized of $2,921 and $1,440, respectively)	$18,151	$21,710
Cash paid for amounts included in lease liabilities	$1,015	$—
See Notes to Condensed Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, except per share amounts)

	Common Shares of Beneficial Interest	Additional Paid-In Capital	Net Income Less Than Accumulated Dividends	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance, January 1, 2018	$3,897	$1,772,066	$(137,065)	$(6,170)	$177,114	$1,809,842
Net income			146,824		2,145	148,969
Shares repurchased and cancelled	(9)	(8,099)				(8,108)
Shares issued under benefit plans, net	7	5,339				5,346
Cumulative effect adjustment of new accounting standards			5,497	(1,541)		3,956
Dividends paid – common shares ($.395 per share)			(50,836)			(50,836)
Distributions to noncontrolling interests					(884)	(884)
Contributions from noncontrolling interests					41	41
Other comprehensive loss				(1,983)		(1,983)
Balance, March 31, 2018	$3,895	$1,769,306	$(35,580)	$(9,694)	$178,416	$1,906,343

Balance, January 1, 2019	$3,893	$1,766,993	$(186,431)	$(10,549)	$176,793	$1,750,699
Net income			49,666		1,588	51,254
Shares issued under benefit plans, net	10	8,141				8,151
Dividends paid – common shares ($.395 per share)			(50,816)			(50,816)
Distributions to noncontrolling interests					(1,572)	(1,572)
Contributions from noncontrolling interests					326	326
Other comprehensive income				69		69
Other, net		1,955			368	2,323
Balance, March 31, 2019	$3,903	$1,777,089	$(187,581)	$(10,480)	$177,503	$1,760,434

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
We operate a portfolio of neighborhood and community shopping centers, totaling approximately 34.6 million square feet of gross leaseable area that is either owned by us or others. We have a diversified tenant base, with our largest tenant comprising only 2.5% of base minimum rental revenues during the first three months of 2019. Total revenues generated by our centers located in Houston and its surrounding areas was 20.2% of total revenue for the three months ended March 31, 2019, and an additional 9% of total revenue was generated during this period from centers that are located in other parts of Texas. Also, in Florida and California, an additional 19.4% and 18.4%, respectively, of total revenue was generated during the first three months of 2019.
Basis of Presentation
Our condensed consolidated financial statements include the accounts of our subsidiaries, certain partially owned real estate joint ventures or partnerships and variable interest entities (“VIEs”) which meet the guidelines for consolidation. All intercompany balances and transactions have been eliminated.
The condensed consolidated financial statements included in this report are unaudited; however, amounts presented in the condensed consolidated balance sheet as of December 31, 2018 are derived from our audited financial statements at that date. In our opinion, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year.
The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q and certain information included in our annual financial statements and notes thereto has been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and related notes for the year ended December 31, 2018.
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
Leases
As part of our operations, we are primarily a lessor of commercial retail space. In certain instances, we are also a lessee, primarily of ground leases associated with our operations. Our contracts are reviewed to determine if they qualify as a lease. A contract is determined to be a lease when the right to obtain substantially all of the economic benefits and to direct the use of an identified asset is transferred to a customer over a defined period of time for consideration. During this review, we evaluate among other items, asset specification, substitution rights, purchase options, operating rights and control over the asset during the contract period.
We have elected accounting policy practical expedients, both as a lessor and a lessee, to not separate any nonlease components (primarily common area maintenance) within a lease contract for all classes of underlying assets (primarily real estate assets). We have determined to account for both the lease and nonlease components as a single component when the lease component is the predominate component of a contract. As a lessor, we have further determined that this policy will be effective only on a lease that has been classified as an operating lease and the revenue recognition pattern and timing is the same for both types of components. Therefore, Accounting Standards Codification ("ASC") No. 842, “Leases” will be applied to these lease contracts for both types of components. Additionally, for lessee leases, we have also elected not to apply the overall balance sheet recognition requirements to short-term leases.

Significant judgments and assumptions are inherent in not only determining if a contract contains a lease but also the lease classification, terms, payments, and, if needed, discount rates. Judgments include the nature of any options with the determination if they will be exercised, evaluation of implicit discount rates, assessment and consideration of “fixed” payments for straight-line rent revenue calculations and the evaluation of asset identification and substitution rights.
The determination of the discount rate used in a lease should be the incremental borrowing rate of the lease contract. For lessee leases, this rate is often not readily determinable as the lessor’s initial direct costs and expected residual value are at the end of the lease term and unknown. Therefore, as the lessee, our incremental borrowing rate will be used. Selected discount rates reflect rates that we would have to pay to borrow on a fully collateralized basis over a term similar to the lease. Additionally, we obtain lender quotes with similar terms and if not available, the asset type, risk free rates and financing spreads to account for creditworthiness and collateral.
Our lessor leases are principally related to our shopping centers. We believe risk of an inadequate residual value of the leased asset upon the termination of these leases is low due to our ability to re-lease the space, the long-lived nature of our real estate assets and the propensity of real estate assets to hold their value over a long period of time.
Revenue Recognition
At the inception of a revenue producing contract, we determine if a contract qualifies as a lease and if not, then as a customer contract. Based on this determination, the appropriate GAAP is applied to the contract, including revenue recognition.
Rentals, net
Rental revenue is primarily derived from operating leases and, therefore, is generally recognized on a straight-line basis over the term of the lease, which typically begins the date the tenant takes control of the space. Variable rental revenue consists primarily of tenant reimbursements of taxes, maintenance expenses and insurance, is subject to our interpretation of lease provisions and is recognized over the term of leases as services are provided. Additionally, variable rental revenue based on a percentage of tenants’ sales is recognized only after the tenant exceeds their sales breakpoint. In circumstances where we provide a tenant improvement allowance for improvements that are owned by the tenant, we recognize the allowance as a reduction of rental revenue on a straight-line basis over the term of the lease. Further, at the lease commencement date, we consider the collectability of a lease when determining revenue to be recognized. Prior to the adoption of ASC No. 842, “Leases,” rental revenues were recognized under ASC No. 840, “Leases.”
Other
Other revenue consists of both customer contract revenue and income from contractual agreements with third parties or partially owned real estate joint ventures or partnerships, which do not meet the definition of a lease or a customer contract. Revenues which do not meet the definition of a lease or customer contract are recognized as the related services are performed under the respective agreements.

We have identified primarily three types of customer contract revenue: (1) management contracts with partially-owned real estate joint ventures or partnerships or third parties, (2) licensing and occupancy agreements and (3) certain non-tenant contracts. At contract inception, we assess the services provided in these contracts and identify any performance obligations that are distinct. To identify the performance obligation, we consider all services whether explicitly stated or implied by customary business practices. We have identified the following substantive services, which may or may not be included in each contract type, that represent performance obligations:

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
Unamortized Lease Costs, net
Lease costs represent the initial direct costs incurred in origination, negotiation and processing of a lease agreement. Such costs include outside broker commissions and other independent third party costs, as well as internal leasing commissions paid directly related to completing a lease and are amortized over the life of the lease on a straight-line basis. Costs related to salaries and benefits, supervision, administration, unsuccessful origination efforts and other activities are charged to expense as incurred. Also included are in place lease costs which are amortized over the life of the applicable lease terms on a straight-line basis.
Accrued Rent, Accrued Contract Receivables and Accounts Receivable, net
Receivables include rental revenue, amounts billed and currently due from customer contracts and receivables attributable to straight-line rental commitments. Accrued contract receivables includes amounts due from customers for contracts that do not qualify as a lease in which we earned the right to the consideration through the satisfaction of the performance obligation, but before the customer pays consideration or before payment is due. Upon the adoption of ASC No. 842, “Leases,” rental revenues are assessed for collectability and upon the determination that the collection of rents is not probable, accrued rent and accounts receivables are reduced as an adjustment to rental revenues. Revenue from leases where collection is deemed to be less than probable is recorded on a cash basis until collectability is determined to be probable. Prior to the adoption of ASC No. 842, “Leases,” an allowance for the uncollectible portion of accrued rents and accounts receivable was determined based upon an analysis of balances outstanding, historical bad debt levels, tenant creditworthiness and current economic trends. Additionally, estimates of the expected recovery of pre-petition and post-petition claims with respect to tenants in bankruptcy are considered in assessing the collectability of the related receivables. Management’s estimate of the collectability of accrued rents and accounts receivable is based on the best information available to management at the time of evaluation.
Restricted Deposits and Mortgage Escrows
Restricted deposits and mortgage escrows consist of escrow deposits held by lenders primarily for property taxes, insurance and replacement reserves and restricted deposits that are held for a specific use or in a qualified escrow account for the purposes of completing like-kind exchange transactions.

Our restricted deposits and mortgage escrows consist of the following (in thousands):

	March 31, 2019	December 31, 2018
Restricted deposits	$9,166	$8,150
Mortgage escrows	1,968	2,122
Total	$11,134	$10,272
Other Assets, net
Other assets include an asset related to the debt service guaranty (see Note 5 for further information), tax increment revenue bonds, right-of-use assets, investments, investments held in a grantor trust, deferred tax assets, prepaid expenses, the net value of above-market leases, deferred debt costs associated with our revolving credit facilities and other miscellaneous receivables. Right-of-use assets are amortized to achieve the recognition of rent expense on a straight-line basis after adjusting for the corresponding lease liabilities’ interest over the lives of the leases. Investments held in a grantor trust and investments in mutual funds are adjusted to fair value at each period with changes included in our Condensed Consolidated Statements of Operations. Investments held to maturity are carried at amortized cost and are adjusted using the interest method for amortization of premiums and accretion of discounts. Our tax increment revenue bonds have been classified as held to maturity and are recorded at amortized cost offset by a recognized credit loss (see Note 16 for further information). Above-market leases are amortized as adjustments to rental revenues over terms of the acquired leases. Deferred debt costs, including those classified in debt, are amortized primarily on a straight-line basis, which approximates the effective interest rate method, over the terms of the debt. Other miscellaneous receivables have a reserve applied to the carrying amount when it becomes apparent that conditions exist that may lead to our inability to fully collect on outstanding amounts due. Such conditions include delinquent or late payments on receivables, deterioration in the ongoing relationship with the borrower and other relevant factors. We establish a reserve when expected loss conditions exist by reviewing the borrower’s ability to generate revenues to meet debt service requirements and assessing the fair value of any collateral.
Other Liabilities, net
Other liabilities include non-qualified benefit plan liabilities, deferred revenue, lease liabilities, the net value of below-market leases and other miscellaneous liabilities. Lease liabilities are amortized to rent expense using the effective interest rate method, over the lease life. Below-market leases are amortized as adjustments to rental revenues over terms of the acquired leases.

Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component consists of the following (in thousands):

	Gain on Investments	Gain on Cash Flow Hedges		Defined Benefit Pension Plan-Actuarial Loss		Total
Balance, December 31, 2018	$—	$(4,501)		$15,050		$10,549
Amounts reclassified from accumulated other comprehensive loss		219		(288)	(1)	(69)
Net other comprehensive loss (income)	—	219		(288)		(69)
Balance, March 31, 2019	$—	$(4,282)		$14,762		$10,480
	Gain on Investments	Gain on Cash Flow Hedges		Defined Benefit Pension Plan-Actuarial Loss		Total
Balance, December 31, 2017	$(1,541)	$(7,424)		$15,135		$6,170
Cumulative effect adjustment of accounting standards	1,541					1,541
Change excluding amounts reclassified from accumulated other comprehensive loss		(1,379)				(1,379)
Amounts reclassified from accumulated other comprehensive loss		3,633	(2)	(271)	(1)	3,362
Net other comprehensive loss (income)	—	2,254		(271)		1,983
Balance, March 31, 2018	$—	$(5,170)		$14,864		$9,694
_______________
(1)This reclassification component is included in the computation of net periodic benefit cost (see Note 12 for additional information).
(2)This reclassification component is included in interest expense (see Note 5 for additional information)
Additionally, as of March 31, 2019 and December 31, 2018, the net gain balance in accumulated other comprehensive loss relating to previously terminated cash flow interest rate swap contracts was $4.3 million and $4.5 million, respectively, which will be reclassified to net interest expense as interest payments are made on the originally hedged debt. Within the next 12 months, approximately $.9 million in accumulated other comprehensive loss is expected to be reclassified as a reduction to interest expense related to our interest rate contracts.
Reclassifications
We have reclassified prior years’ miscellaneous lease-related revenues identified during our implementation of Accounting Standard Update ("ASU") No. 2016-02, "Leases" of $.4 million to Rentals, net from Other revenue in our Condensed Consolidated Statements of Operations to conform to the current year presentation (see Note 2 for further information).

Note 2. Newly Issued Accounting Pronouncements
Adopted
In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-02, "Leases." This ASU was further updated by ASU No. 2018-01, "Land Easement Practical Expedient for Transition for Topic 842," ASU No. 2018-10, "Codification Improvements to Topic 842," ASU No. 2018-11, "Targeted Improvements for Topic 842," ASU No. 2018-20, "Narrow-Scope Improvements for Lessors" and ASU No. 2019-01, "Codification Improvements to Topic 842." These ASUs set out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The ASUs require lessees to adopt a right-of-use asset approach that will bring substantially all leases onto the balance sheet, with the exception of short-term leases. The subsequent accounting for this right-of-use asset will be based on a dual-model approach, under which the lease will be classified as either a finance or an operating lease. The lessor accounting model under these ASUs is similar to current guidance, but certain underlying principles in the lessor model have been aligned with the new revenue recognition standard. A practical expedient was added for lessors to elect, by class of underlying assets, to account for lease and nonlease components as a single lease component if certain criteria are met. The provisions of these ASUs were effective for us as of January 1, 2019. We adopted this guidance as of January 1, 2019 and applied it on a modified retrospective approach.
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

•
As an accounting policy election, a lessee may choose not to separate the nonlease components, by class of underlying assets, from the lease components and instead account for both types of components as a single component.

•	As an accounting policy election, a lessee may choose by class of the underlying asset, not to apply the recognition requirements to short-term leases.
The adoption resulted in the following changes as of January 1, 2019:

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

◦
Capitalization of leasing costs has been limited under the new ASU which no longer allows indirect costs to be capitalized. Therefore indirect, internally-generated leasing and legal costs are no longer capitalized and are recorded in General and administrative expenses in our Condensed Consolidated Statement of Operations in the period of adoption prospectively. We continue to capitalize direct costs as defined within the ASU.

◦
We are entitled to receive tenant reimbursements for operating expenses for common area maintenance (“CAM”). These ASUs have defined CAM reimbursement revenue as a nonlease component, which would need to be accounted for in accordance with Topic 606. However, we have applied the practical expedient for all of our real estate related leases, to account for the lease and nonlease components as a single, combined operating lease component as long as the nonlease component is not the predominate component of the combined components within a contract.

◦
We previously accounted for real estate taxes that are paid directly by the tenant on a gross basis in our consolidated financial statements. These ASUs have indicated that a lessor should exclude from variable payments, lessor costs paid by a lessee directly to a third party. Therefore, we have excluded any costs paid directly by the tenant from our revenues and expenses and will only include as variable payments those which are reimbursed to us by our tenants. Real estate taxes paid directly by our tenants was $1.2 million for the three months ended March 31, 2018.

•	From the Lessee Perspective:

◦
We have ground lease agreements in which we are the lessee for land underneath all or a portion of 12 centers and four administrative office leases that we account for as operating leases. Also, we have one finance lease in which we are the lessee of two centers with a $21.9 million lease obligation.

We recognized right-of-use assets for our operating leases in Other Assets, along with corresponding lease liabilities in Other Liabilities on January 1, 2019 in the amounts of $44.2 million and $42.9 million, respectively, in the Condensed Consolidated Balance Sheet. The difference between the right-of-use assets and the lease liabilities is primarily associated with intangibles related to ground leases. For these existing operating leases, we continue to recognize a single lease expense for both our ground and office operating leases, currently included in Operating expenses and General and administrative expenses, respectively, in the Condensed Consolidated Statements of Operations.

◦
We continue to recognize our finance lease asset balance in Property and our finance lease liability in Debt in our Condensed Consolidated Balance Sheets. Finance leases charge a portion of the payment to both asset amortization and interest expense.

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
Not Yet Adopted
In June 2016, the FASB issued ASU No. 2016-13, "Measurement of Credit Losses on Financial Instruments." This ASU was further updated by ASU No. 2018-19, "Codification Improvements to Topic 326, Financial Instruments - Credit Losses." These ASUs amend prior guidance on the impairment of financial instruments, and adds an impairment model that is based on expected losses rather than incurred losses with the recognition of an allowance based on an estimate of expected credit losses. The provisions of the ASUs are effective for us as of January 1, 2020, and early adoption is permitted for fiscal years beginning after December 15, 2018. We are currently assessing the impact, if any, that the adoption of the ASUs will have on our consolidated financial statements.
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

Note 3. Property
Our property consists of the following (in thousands):

	March 31, 2019	December 31, 2018
Land	$908,682	$919,237
Land held for development	42,795	45,673
Land under development	56,750	55,793
Buildings and improvements	2,914,394	2,927,954
Construction in-progress	182,174	156,411
Total	$4,104,795	$4,105,068
During the three months ended March 31, 2019, we sold three centers and other property. Aggregate gross sales proceeds from these transactions approximated $67.2 million and generated gains of approximately $17.8 million. Also, during the three months ended March 31, 2019, we acquired one center with an aggregate gross purchase price of approximately $20.3 million, and we invested $22.5 million in new development projects.
Note 4. Investment in Real Estate Joint Ventures and Partnerships
We own interests in real estate joint ventures or limited partnerships and have tenancy-in-common interests in which we exercise significant influence, but do not have financial and operating control. We account for these investments using the equity method, and our interests ranged for the periods presented from 20% to 90% in both 2019 and 2018. Combined condensed financial information of these ventures (at 100%) is summarized as follows (in thousands):

	March 31, 2019	December 31, 2018
Combined Condensed Balance Sheets
ASSETS
Property	$1,285,877	$1,268,557
Accumulated depreciation	(312,192)	(305,327)
Property, net	973,685	963,230
Other assets, net	104,048	104,267
Total Assets	$1,077,733	$1,067,497
LIABILITIES AND EQUITY
Debt, net (primarily mortgages payable)	$267,766	$269,113
Amounts payable to Weingarten Realty Investors and Affiliates	11,694	11,732
Other liabilities, net	25,949	24,717
Total Liabilities	305,409	305,562
Equity	772,324	761,935
Total Liabilities and Equity	$1,077,733	$1,067,497

	Three Months Ended March 31,
	2019	2018
Combined Condensed Statements of Operations
Revenues, net	$32,515	$33,886
Expenses:
Depreciation and amortization	7,849	8,043
Interest, net	2,459	3,524
Operating	6,100	6,428
Real estate taxes, net	4,535	4,942
General and administrative	69	225
Provision for income taxes	33	36
Total	21,045	23,198
Gain on dispositions	535	3,533
Net income	$12,005	$14,221
Our investment in real estate joint ventures and partnerships, as reported in our Condensed Consolidated Balance Sheets, differs from our proportionate share of the entities' underlying net assets due to basis differences, which arose upon the transfer of assets to the joint ventures. The net positive basis differences, which totaled $6.2 million and $5.2 million at March 31, 2019 and December 31, 2018, respectively, are generally amortized over the useful lives of the related assets.
During 2018, a center was sold through a series of partial sales with gross sales proceeds of approximately $33.9 million, of which our share of the gain, included in equity earnings in real estate joint ventures and partnerships, totaled $6.3 million.
Note 5. Debt
Our debt consists of the following (in thousands):

	March 31, 2019	December 31, 2018
Debt payable, net to 2038 (1)	$1,705,776	$1,706,886
Unsecured notes payable under credit facilities	—	5,000
Debt service guaranty liability	60,900	60,900
Finance lease obligation	21,875	21,898
Total	$1,788,551	$1,794,684
_______________

(1)	At both March 31, 2019 and December 31, 2018, interest rates ranged from 3.3% to 7.0% at a weighted average rate of 4.0%.

The allocation of total debt between fixed and variable-rate as well as between secured and unsecured is summarized below (in thousands):

	March 31, 2019	December 31, 2018
As to interest rate (including the effects of interest rate contracts):
Fixed-rate debt	$1,770,930	$1,771,999
Variable-rate debt	17,621	22,685
Total	$1,788,551	$1,794,684
As to collateralization:
Unsecured debt	$1,452,892	$1,457,432
Secured debt	335,659	337,252
Total	$1,788,551	$1,794,684
We maintain a $500 million unsecured revolving credit facility, which was amended and extended on March 30, 2016. This facility expires in March 2020, provides for two consecutive six-month extensions upon our request, and borrowing rates that float at a margin over LIBOR plus a facility fee. At both March 31, 2019 and December 31, 2018, the borrowing margin and facility fee, which are priced off a grid that is tied to our senior unsecured credit ratings, were 90 and 15 basis points, respectively. The facility also contains a competitive bid feature that allows us to request bids for up to $250 million. Additionally, an accordion feature allows us to increase the facility amount up to $850 million.
Additionally, we have a $10 million unsecured short-term facility, which was amended and extended on March 27, 2019, that we maintain for cash management purposes, which matures in March 2020. At both March 31, 2019 and December 31, 2018, the facility provided for fixed interest rate loans at a 30-day LIBOR rate plus a borrowing margin, facility fee and an unused facility fee of 125, 10, and 5 basis points, respectively.
The following table discloses certain information regarding our unsecured notes payable under our credit facilities (in thousands, except percentages):

	March 31, 2019	December 31, 2018
Unsecured revolving credit facility:
Balance outstanding	$—	$5,000
Available balance	497,946	492,946
Letters of credit outstanding under facility	2,054	2,054
Variable interest rate (excluding facility fee)	3.3%	3.3%
Unsecured short-term facility:
Balance outstanding	$—	$—
Variable interest rate (excluding facility fee)	—%	—%
Both facilities:
Maximum balance outstanding during the period	$5,000	$26,500
Weighted average balance	500	1,096
Year-to-date weighted average interest rate (excluding facility fee)	3.3%	2.9%
Related to a development project in Sheridan, Colorado, we have provided a guaranty for the payment of any debt service shortfalls until a coverage rate of 1.4x is met on tax increment revenue bonds issued in connection with the project. The bonds are to be repaid with incremental sales and property taxes and a public improvement fee (“PIF”) to be assessed on current and future retail sales and, to the extent necessary, any amounts we may have to provide under a guaranty. The incremental taxes and PIF are to remain intact until the earlier of the date the bond liability has been paid in full or 2040. Therefore, a debt service guaranty liability equal to the fair value of the amounts funded under the bonds was recorded. As of both March 31, 2019 and December 31, 2018, we had $60.9 million outstanding for the debt service guaranty liability.

During the year ended December 31, 2018, we prepaid, without penalty, our $200 million unsecured variable-rate term loan, swapped to a fixed rate of 2.5%, and terminated three interest rate swap contracts that had an aggregate notional amount of $200 million, and we recognized a $3.4 million gain due to the probability that the related hedged forecasted transactions would no longer occur. Additionally during the year ended December 31, 2018, we paid at par $51.0 million of outstanding debt. These transactions resulted in a net gain upon their extinguishment of $.4 million, excluding the effect of the swap termination.
Various leases and properties, and current and future rentals from those leases and properties, collateralize certain debt. At both March 31, 2019 and December 31, 2018, the carrying value of such assets aggregated $.6 billion. Additionally at both March 31, 2019 and December 31, 2018, investments of $5.2 million are held as collateral for letters of credit totaling $5.0 million.
Scheduled principal payments on our debt (excluding $21.9 million of a finance lease obligation, $(4.4) million net premium/(discount) on debt, $(6.5) million of deferred debt costs, $1.7 million of non-cash debt-related items, and $60.9 million debt service guaranty liability) are due during the following years (in thousands):

2019 remaining	$71,427
2020	5,296
2021	18,434
2022	307,922
2023	347,815
2024	252,153
2025	293,807
2026	277,291
2027	38,288
2028	92,159
Thereafter	10,435
Total	$1,715,027
Our various debt agreements contain restrictive covenants, including minimum interest and fixed charge coverage ratios, minimum unencumbered interest coverage ratios, minimum net worth requirements and maximum total debt levels. We are not aware of any non-compliance with our public debt and revolving credit facility covenants as of March 31, 2019.
Note 6. Lease Obligations
We are engaged in the operation of shopping centers, which are either owned or, with respect to certain shopping centers, operated under operating ground leases. These ground leases expire at various dates through 2069 with renewal options ranging from five years to 20 years, which have been predominantly excluded from our lease liabilities, and in some cases, include options to purchase the underlying asset by either the lessor or lessee. Generally, our ground lease variable payments for real estate taxes, insurance and utilities are paid directly by us and are not a component of rental expense. Most of our leases have increasing minimum rental rates during the terms of the leases through escalation provisions and also may include an amount based on a percentage of operating revenues or sublease tenant revenue. Space in our shopping centers is leased to tenants pursuant to agreements that generally provide for terms of 10 years or less and may include multiple options to extend the lease term in increments up to five years, for annual rentals subject to upward adjustments based on operating expense levels, sales volume, or contractual increases as defined in the lease agreements.
Also, we have two properties under a finance lease that consists of variable lease payments with a purchase option. The right-of-use asset associated with this finance lease at March 31, 2019 was $1.7 million. At December 31, 2018, the related assets associated with a capital lease in buildings and improvements total $15.7 million, and the balance of accumulated depreciation was $14.1 million. Amortization of property under the finance lease is included in depreciation and amortization expense. Note that amounts prior to January 1, 2019 were accounted for under ASC No. 840 “Leases.”

A schedule of lease costs including weighted average lease terms and weighted-average discount rates is as follows (in thousands, except as noted):

Three Months Ended March 31,
2019
Lease cost:
Operating lease cost:
Included in Operating expense	$761
Included in General and administrative expense	61
Finance cost:
Amortization of right-of-use asset (included in Depreciation and Amortization expense)	45
Interest on lease liability (included in Interest expense)	410
Short-term lease cost	27
Variable lease cost	73
Sublease income (included in Rentals, net)	(6,703)
Total lease cost	$(5,326)

Weighted-average remaining lease term (in years):
Operating leases	42.6
Finance lease	4.8

Weighted-average discount rate (percentage):
Operating leases	4.9%
Finance lease	7.5%
A reconciliation of our lease liabilities on an undiscounted cash flow basis, which primarily represents shopping center ground leases, for the subsequent five years and thereafter ending December 31, as calculated as of March 31, 2019, is as follows (in thousands):

	Operating	Finance
Lease payments:
2019 remaining	$1,733	$1,302
2020	2,545	1,744
2021	2,334	1,751
2022	2,318	1,759
2023	2,283	23,037
2024	2,115
Thereafter	97,187
Total	$110,515	$29,593

Lease liabilities(1)	42,425	21,875
Undiscounted excess amount	$68,090	$7,718
___________________

(1)	Operating lease liabilities are included in Other Liabilities, and finance lease liabilities are included in Debt, net in our Condensed Consolidated Balance Sheet.

Scheduled minimum rental payments as defined under ASC No. 840, "Leases" under the terms of all non-cancelable operating leases in which we are the lessee, principally for shopping center ground leases, for the subsequent five years and thereafter ending December 31, as calculated as of December 31, 2018, were as follows (in thousands):

	Operating	Finance
Lease payments:
2019	$2,779	$1,642
2020	2,536	1,635
2021	2,334	1,627
2022	2,318	1,618
2023	2,283	22,878
Thereafter	99,302
Total	$111,552	$29,400
Future undiscounted, sublease payments, applicable to the ground lease rentals, under the terms of all non-cancelable tenant leases, excluding estimated variable payments for the subsequent five years and thereafter ending December 31, as calculated as of March 31, 2019 and December 31, 2018, were as follows (in thousands):

	March 31, 2019	December 31, 2018
Sublease payments:
Finance lease(1)	$13,887	$14,382
Operating leases:
2019 remaining	$17,318	$22,528
2020	21,766	20,903
2021	19,708	18,886
2022	17,970	17,245
2023	15,839	15,128
2024	10,733
Thereafter	33,922	43,439
Total	$137,256	$138,129
___________________

(1)	The sublease payments related to our finance lease represents cumulative payments through the lease term ending in 2023.
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
We did not repurchase any shares during the three months ended March 31, 2019. At March 31, 2019 and as of the date of this filing, $181.5 million of common shares remained available to be repurchased under this plan.

Note 8.      Leasing Operations
As a commercial real estate lessor, generally our leases are for terms of 10 years or less and may include multiple options, upon tenant election, to extend the lease term in increments up to five years. Our leases typically do not include an option to purchase. Tenant terminations prior to the lease end date occasionally results in a one-time termination fee based on the remaining unpaid lease payments including variable payments and could be material to the tenant. Many of our leases have increasing minimum rental rates during the terms of the leases through escalation provisions. In addition, the majority of our leases provide for variable rental revenues, such as, reimbursements of real estate taxes, maintenance and insurance and may include an amount based on a percentage of the tenants’ sales.
Future undiscounted, lease payments for tenant leases, excluding estimated variable payments, at March 31, 2019 is as follows (in thousands):

2019 remaining	$266,529
2020	321,566
2021	270,622
2022	214,807
2023	167,279
Thereafter	518,134
Total payments due	$1,758,937
Future minimum rental income as defined under ASC No. 840 "Leases" from tenant leases, excluding estimated contingent rentals, at December 31, 2018 is as follows (in thousands):

2019	$347,476
2020	305,404
2021	253,269
2022	198,414
2023	151,538
Thereafter	473,416
Total payments due	$1,729,517
Variable lease payments recognized in Rentals, net are as follows (in thousands):

Three Months Ended March 31,
2019
Variable lease payments	$27,930
Note 9. Supplemental Cash Flow Information
Cash, cash equivalents and restricted cash equivalents consists of the following (in thousands):

	March 31, 2019	March 31, 2018
Cash and cash equivalents	$60,570	$88,238
Restricted deposits and mortgage escrows (see Note 1)	11,134	7,395
Total	$71,704	$95,633

Supplemental disclosure of non-cash transactions is summarized as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Accrued property construction costs	$11,570	$12,444
Right-of-use assets exchanged for operating lease liabilities	42,913	—
Note 10. Earnings Per Share
Earnings per common share – basic is computed using net income attributable to common shareholders and the weighted average number of shares outstanding – basic. Earnings per common share – diluted includes the effect of potentially dilutive securities. Earnings per common share – basic and diluted components for the periods indicated are as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Numerator:
Net income	$51,254	$148,969
Net income attributable to noncontrolling interests	(1,588)	(2,145)
Net income attributable to common shareholders - basic	49,666	146,824
Income attributable to operating partnership units	—	528
Net income attributable to common shareholders - diluted	$49,666	$147,352
Denominator:
Weighted average shares outstanding – basic	127,756	127,926
Effect of dilutive securities:
Share options and awards	834	781
Operating partnership units	—	1,432
Weighted average shares outstanding – diluted	128,590	130,139
Anti-dilutive securities of our common shares, which are excluded from the calculation of earnings per common share – diluted, are as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Operating partnership units	1,432	—
Note 11. Share Options and Awards
During 2019, we granted share awards incorporating both service-based and market-based measures to promote share ownership among the participants and to emphasize the importance of total shareholder return ("TSR"). The term of each grant varies depending upon the participant's responsibilities and position within the Company. We categorize these share awards as either service-based share awards or market-based share awards. All awards were valued at the fair market value on the date of grant and earn dividends from the date of grant. Compensation expense is measured at the grant date and recognized over the vesting period. Generally, unvested share awards are forfeited upon the termination of the participant’s employment with us.

The fair value of the market-based share awards was estimated on the date of grant using a Monte Carlo valuation model based on the following assumptions:

	Three Months Ended March 31, 2019
	Minimum	Maximum
Dividend yield	0.0%	5.5%
Expected volatility (1)	19.3%	21.3%
Expected life (in years)	N/A	3
Risk-free interest rate	2.4%	2.6%
_______________
(1)    Includes the volatility of the FTSE NAREIT U.S. Shopping Center Index and Weingarten Realty Investors.
A summary of the status of unvested share awards for the three months ended March 31, 2019 is as follows:

	Unvested Share Awards	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2019	674,293	$30.26
Granted:
Service-based awards	177,755	28.58
Market-based awards relative to FTSE NAREIT U.S. Shopping Center Index	80,848	30.20
Market-based awards relative to three-year absolute TSR	80,847	32.91
Vested	(196,635)	32.55
Forfeited	(3,703)	30.49
Outstanding, March 31, 2019	813,405	$29.59
As of March 31, 2019 and December 31, 2018, there was approximately $3.5 million and $1.8 million, respectively, of total unrecognized compensation cost related to unvested share awards, which is expected to be amortized over a weighted average of 2.3 years and 1.7 years at March 31, 2019 and December 31, 2018, respectively.
Note 12. Employee Benefit Plans
Defined Benefit Plan
We sponsor a noncontributory qualified retirement plan. The components of net periodic benefit cost for this plan are as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Service cost	$325	$333
Interest cost	475	325
Expected return on plan assets	(861)	(492)
Amortization of net loss	288	271
Total	$227	$437
The components of net periodic benefit cost other than the service cost component are included in Interest and Other Income (Expense) in the Condensed Consolidated Statements of Operations.
The expected contribution to be paid to the qualified retirement plan during 2019 is approximately $1 million. During 2018, we contributed $1 million to the qualified retirement plan.

Defined Contribution Plans
Compensation expense related to our defined contribution plans was $1.0 million and $.9 million for the three months ended March 31, 2019 and 2018, respectively.
Note 13. Related Parties
Through our management activities and transactions with our real estate joint ventures and partnerships, we had accounts receivable of $.5 million outstanding as of both March 31, 2019 and December 31, 2018. We also had accounts payable and accrued expenses of $.3 million and $.7 million outstanding as of March 31, 2019 and December 31, 2018, respectively. We recorded joint venture fee income of $1.5 million included in Other revenue for both the three months ended March 31, 2019 and 2018.
Note 14. Commitments and Contingencies
Commitments and Contingencies
As of March 31, 2019 and December 31, 2018, we participated in two real estate ventures structured as DownREIT partnerships. We have operating and financial control over these ventures and consolidate them in our condensed consolidated financial statements. These ventures allow the outside limited partners to put their interest in the partnership to us, and we have the option to redeem the interest in cash or a fixed number of our common shares, at our discretion. We also participate in a real estate venture that has a property in Texas that allows its outside partner to put operating partnership units to us. We have the option to redeem these units in cash or a fixed number of our common shares, at our discretion. The aggregate redemption value of these interests was approximately $42 million and $36 million as of March 31, 2019 and December 31, 2018, respectively.
As of March 31, 2019, we have entered into commitments aggregating $163.6 million comprised principally of construction contracts which are generally due in 12 to 36 months.
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
While we believe that we do not have any material exposure to environmental remediation costs, changes in the law or new discoveries of contamination may result in additional liabilities to us.
Litigation
We are involved in various matters of litigation arising in the normal course of business. While we are unable to predict the amounts involved, our management and counsel are of the opinion that, when such litigation is resolved, any additional liability, if any, will not have a material effect on our condensed consolidated financial statements.

Note 15. Variable Interest Entities
Consolidated VIEs:
At both March 31, 2019 and December 31, 2018, nine of our real estate joint ventures, whose activities primarily consisted of owning and operating 21 neighborhood/community shopping centers, respectively, were determined to be VIEs. Based on a financing agreement by one of our real estate joint ventures that has a bottom dollar guaranty, which is disproportionate to our ownership, we have determined that we are the primary beneficiary and have consolidated this joint venture. For the remaining real estate joint ventures, we concluded we are the primary beneficiary based primarily on our significant power to direct the entities' activities without any substantive kick-out or participating rights.
A summary of our consolidated VIEs is as follows (in thousands):

	March 31, 2019	December 31, 2018
Assets Held by VIEs	$231,372	$225,388
Assets Held as Collateral for Debt (1)	38,201	40,004
Maximum Risk of Loss (1)	29,784	29,784
___________________

(1)	Represents the amount of debt and related assets held as collateral associated with the bottom dollar guaranty at one real estate joint venture.
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
Unconsolidated VIEs:
At both March 31, 2019 and December 31, 2018, two unconsolidated real estate joint ventures were determined to be VIEs. We have determined that one entity was a VIE through the issuance of a secured loan, since the lender had the ability to make decisions that could have a significant impact on the success of the entity. Based on the associated agreements for the future development of a mixed-use project, we concluded that the other entity was a VIE, but we are not the primary beneficiary as the substantive participating rights associated with the entity are shared, and we do not have the power to direct the significant activities of the entity. Our analysis considered that all major decisions require unanimous member consent and those decisions include significant activities such as development, financing, leasing and operations of the entity.
A summary of our unconsolidated VIEs is as follows (in thousands):

	March 31, 2019	December 31, 2018
Investment in Real Estate Joint Ventures and Partnerships, net (1)	$86,670	$76,575
Other Liabilities, net (2)	6,275	6,592
Maximum Risk of Loss (3)	34,000	34,000
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

We and our partners are subject to the provisions of the joint venture agreements that specify conditions, including operating shortfalls, development expenditures and unplanned capital expenditures, under which additional contributions may be required. With respect to our future development of a mixed-used project, we anticipate future funding of approximately $48 million through 2020.

Note 16. Fair Value Measurements
Recurring Fair Value Measurements:
Assets and liabilities measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018, aggregated by the level in the fair value hierarchy in which those measurements fall, are as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at March 31, 2019
Assets:
Cash equivalents, primarily money market funds and commercial paper	$51,371			$51,371
Restricted cash, primarily money market funds	6,213			6,213
Investments, mutual funds held in a grantor trust	34,222			34,222
Total	$91,806	$—	$—	$91,806
Liabilities:
Deferred compensation plan obligations	$34,222			$34,222
Total	$34,222	$—	$—	$34,222

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2018
Assets:
Cash equivalents, primarily money market funds	$54,848			$54,848
Restricted cash, primarily money market funds	5,254			5,254
Investments, mutual funds held in a grantor trust	30,996			30,996
Investments, mutual funds	6,635			6,635
Total	$97,733	$—	$—	$97,733
Liabilities:
Deferred compensation plan obligations	$30,996			$30,996
Total	$30,996	$—	$—	$30,996

Net gains and losses recognized on equity securities held at each period end were included in Interest and Other Income (Expense). For the three months ended March 31, 2019, this included a net gain of $3.5 million, of which $3.0 million represented an unrealized gain. For the three months ended March 31, 2018, this included a net gain of $1.5 million, of which $.4 million represented an unrealized gain.
Fair Value Disclosures:
Unless otherwise described below, short-term financial instruments and receivables are carried at amounts which approximate their fair values based on their highly-liquid nature, short-term maturities and/or expected interest rates for similar instruments.

Schedule of our fair value disclosures is as follows (in thousands):

	March 31, 2019			December 31, 2018
	Carrying Value	Fair Value Using Significant Other Observable Inputs (Level 2)	Fair Value Using Significant Unobservable Inputs (Level 3)	Carrying Value	Fair Value Using Significant Other Observable Inputs (Level 2)	Fair Value Using Significant Unobservable Inputs (Level 3)
Other Assets:
Tax increment revenue bonds (1)	$20,009		$25,000	$20,009		$25,000
Investments, held to maturity (2)	2,000	$1,995		3,000	$2,988
Debt:
Fixed-rate debt	1,770,930		1,788,757	1,771,999		1,761,215
Variable-rate debt	17,621		17,735	22,685		23,131
_______________

(1)	At March 31, 2019 and December 31, 2018, the credit loss balance on our tax increment revenue bonds was $31.0 million.

(2)	Investments held to maturity are recorded at cost. As of March 31, 2019 and December 31, 2018, these investments had unrealized losses of $5 thousand and $12 thousand, respectively.
*****

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This quarterly report on Form 10-Q, together with other statements and information publicly disseminated by us, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect actual results, performances or achievements. As described in "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2018, factors which may cause actual results to differ materially from current expectations include, but are not limited to, (i) disruptions in financial markets, (ii) general economic and local real estate conditions, (iii) the inability of major tenants to continue paying their rent obligations due to bankruptcy, insolvency or general downturn in their business, (iv) financing risks, such as the inability to obtain equity, debt, or other sources of financing on favorable terms and changes in LIBOR availability, (v) changes in governmental laws and regulations, (vi) the level and volatility of interest rates, (vii) the availability of suitable acquisition opportunities, (viii) the ability to dispose of properties, (ix) changes in expected development activity, (x) increases in operating costs, (xi) tax matters, including the effect of changes in tax laws and the failure to qualify as a real estate investment trust, and (xii) investments through real estate joint ventures and partnerships, which involve risks not present in investments in which we are the sole investor. Accordingly, there is no assurance that our expectations will be realized. We do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.
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
We operate a portfolio of rental properties, primarily neighborhood and community shopping centers, totaling approximately 34.6 million square feet of gross leaseable area that is either owned by us or others. We have a diversified tenant base with our largest tenant comprising only 2.5% of base minimum rental revenues during the first three months of 2019.
At March 31, 2019, we owned or operated under long-term leases, either directly or through our interest in real estate joint ventures or partnerships, a total of 177 properties, which are located in 17 states spanning the country from coast to coast.
We also owned interests in 23 parcels of land held for development that totaled approximately 13.6 million square feet at March 31, 2019.

We had approximately 3,900 leases with 2,900 different tenants at March 31, 2019. Rental revenue is primarily derived from operating leases with terms of 10 years or less, and may include multiple options, upon tenant election, to extend the lease term in increments up to five years. Many of our leases have increasing minimum rental rates during the terms of the leases through escalation provisions. In addition, the majority of our leases provide for variable rental revenues, such as, reimbursements of real estate taxes, maintenance and insurance and may include an amount based on a percentage of the tenants’ sales. Our anchor tenants are supermarkets, value-oriented apparel/discount stores and other retailers or service providers who generally sell basic necessity-type goods and services. Although there is a broad shift in shopping patterns, including internet shopping that continues to affect our tenants, we believe our anchor tenants, most of which have adopted omni-channel networks which help drive foot traffic, combined with convenient locations, attractive and well-maintained properties, high quality retailers and a strong tenant mix, should lessen the effects of these conditions and maintain the viability of our portfolio.
Our goal is to remain a leader in owning and operating top-tier neighborhood and community shopping centers in certain markets of the United States. Our strategic initiatives include: (1) raising net asset value and cash flow through quality acquisitions and new developments, (2) maintaining a strong, flexible consolidated balance sheet and a well-managed debt maturity schedule, (3) growing net income from our existing portfolio by increasing occupancy and rental rates, (4) continuously redeveloping our existing shopping centers to increase cash flow and enhance the value of the centers and (5) owning quality shopping centers in preferred locations that attract strong tenants. We believe these initiatives will keep our portfolio of properties among the strongest in our sector. Due to current capitalization rates in the market along with the uncertainty of the impact of increasing interest rates and various other market conditions, we intend to continue to be very prudent in our evaluation of all new investment opportunities. We believe the pricing of assets that no longer meet our ownership criteria remains reasonably stable while the price of our common shares has dropped below our net asset value. Given these conditions, we have been focused on dispositions of properties with risk factors that impact our willingness to own them going forward, and although we intend to continue with this strategy, our dispositions in 2019 are expected to decrease significantly as compared to the prior year. We intend to utilize the proceeds from dispositions to fund acquisitions and both new development and redevelopment projects.
As we discussed above, we continuously recycle non-core operating centers that no longer meet our ownership criteria and that will provide capital for growth opportunities. During 2019, we disposed of real estate assets, which were owned by us either directly or through our interest in real estate joint ventures or partnerships, with our share of aggregate gross sales proceeds totaling $66.9 million. We have numerous dispositions currently under contracts or letters of intent, and we anticipate that our dispositions in 2019 could range from $250 million to $350 million; however, there are no assurances that these transactions will close at such prices or at all.
We intend to continue to actively seek acquisition properties that meet our return hurdles and to actively evaluate other opportunities as they enter the market. Due to the significant amount of capital available in the market, it has been difficult to participate at price points that meet our investment criteria. During 2019, we acquired a 90,000 square foot center in Phoenix, Arizona with an aggregate gross purchase price of $20.3 million. For 2019, we expect to complete acquisition investments in the range of $50 million to $150 million; however, there are no assurances that this will actually occur.
We intend to continue to focus on identifying new development projects as another source of growth, as well as continue to look for redevelopment opportunities. The opportunities for additional new development projects are limited at this time primarily due to a lack of demand for new retail space. During the three months ended March 31, 2019, we invested $36.9 million in two mixed-use new development projects in Washington D.C. area that are partially or wholly owned and a 30-story, high-rise residential tower at our River Oaks Shopping Center in Houston, Texas, and we invested $6.7 million in 10 redevelopment projects that were partially or wholly owned. Also during the three months ended March 31, 2019, we stabilized the development in Seattle, Washington, moving it to our operating property portfolio, which added 62,427 square feet to the portfolio at an estimated cost per square foot of $490, and we completed six redevelopment projects, which added approximately 49,000 square feet to the portfolio with an incremental investment totaling $12.4 million. For 2019, we expect to invest in new development and redevelopments in the range of $175 million to $225 million, but we can give no assurances that this will actually occur.

We strive to maintain a strong, conservative capital structure which should provide ready access to a variety of attractive long and short-term capital sources. We carefully balance lower cost, short-term financing with long-term liabilities associated with acquired or developed long-term assets. We continue to look for transactions that will strengthen our consolidated balance sheet and further enhance our access to various sources of capital, while reducing our cost of capital. Due to the variability in the capital markets, there can be no assurance that favorable pricing and accessibility will be available in the future. Proceeds from our disposition program and cash generated from operations continue to further strengthen our balance sheet.
Operational Metrics
In assessing the performance of our centers, management carefully monitors various operating metrics of the portfolio. As a result of our strong leasing activity and low tenant fallout, the operating metrics of our portfolio remained strong through the first three months of 2019 as we focused on increasing rental rates and same property net operating income ("SPNOI" and see Non-GAAP Financial Measures for additional information). Our portfolio delivered solid operating results with:

•	occupancy of 94.3% at March 31, 2019;

•	an increase of 3.2% in SPNOI that includes redevelopments for the three months ended March 31, 2019 over the same period of 2018; and

•	rental rate increases of 11.5% for new leases and 2.0% for renewals during the three months ended March 31, 2019.
Below are performance metrics associated with our signed occupancy, SPNOI growth and leasing activity on a pro rata basis:

	March 31,
	2019	2018
Anchor (space of 10,000 square feet or greater)	96.6%	97.5%
Non-Anchor	90.3%	90.4%
Total Occupancy	94.3%	94.8%

Three Months Ended March 31, 2019
SPNOI Growth (including Redevelopments) (1)	3.2%
_______________

(1)	See Non-GAAP Financial Measures for a definition of the measurement of SPNOI and a reconciliation to net income attributable to common shareholders within this section of Item 2.

	Number of Leases	Square Feet ('000's)	Average New Rent per Square Foot ($)	Average Prior Rent per Square Foot ($)	Average Cost of Tenant Improvements per Square Foot ($)	Change in Base Rent on Cash Basis
Three Months Ended March 31, 2019
New leases (1)	43	117	$26.94	$24.16	$37.98	11.5%
Renewals	145	825	16.22	15.89		2.0%
Not comparable spaces	22	74
Total	210	1,016	$17.55	$16.92	$4.71	3.7%
_______________

(1)	Average external lease commissions per square foot for the three months ended March 31, 2019 were $4.58.

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
While we anticipate occupancy in 2019 to increase slightly from 2018, we are experiencing some fluctuations due to previously announced bankruptcies and the repositioning of those spaces. A reduction in the availability of quality retail space, as well as continued retailer demand, contributed to the increase in overall rental rates on a same-space basis as we completed new leases and renewed existing leases; however, the magnitude of these increases decreased in comparison to previous years due to, among other factors, a continued shift in negotiating leverage to the tenant, especially on anchor spaces. We expect rental rates to continue to increase and the funding of tenant improvements and allowances could increase; however, the variability in the mix of leasing transactions as to size of space, market, use and other factors may impact the magnitude of these increases, both positively and negatively. Leasing volume is anticipated to fluctuate due to the uncertainty in tenant fallouts related to bankruptcies and tenant non-renewals. Our expectation is that SPNOI growth including redevelopments will average between 2.0% to 3.0% for 2019 assuming no significant tenant bankruptcies, although there are no assurances that this will occur.
New Development/Redevelopment
At March 31, 2019, we have two mixed-use projects and a 30-story, high-rise residential tower at our River Oaks Shopping Center that were in various stages of development and are partially or wholly owned. We have funded $254.9 million through March 31, 2019 on these projects, and we estimate our aggregate net investment upon completion to be $485.0 million. Overall, the average projected stabilized return on investment for these multi-use properties, that include retail, office and residential components, is expected to approximate 5.5% upon completion.
We have 10 redevelopment projects in which we plan to invest approximately $82.2 million. Upon completion, the average projected stabilized return on our incremental investment on these redevelopment projects is expected to be between 8.0% and 12.0%.
We had approximately $42.8 million in land held for development at March 31, 2019 that may either be developed or sold. While we are experiencing some interest from retailers and other market participants in our land held for development, opportunities for economically viable developments remain limited. We intend to continue to pursue additional development and redevelopment opportunities in multiple markets; however, finding the right opportunities remains challenging.
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
Dispositions
Dispositions are also a key component of our ongoing management process where we selectively prune properties from our portfolio that no longer meet our geographic or growth targets. Dispositions provide capital, which may be recycled into properties that are high barrier-to-entry locations within high growth metropolitan markets, and thus have higher long-term growth potential. Additionally, proceeds from dispositions may be used to reduce outstanding debt, further deleveraging our consolidated balance sheet, to repurchase our common shares and/or debt, dependent upon market prices, or to fund acquisitions and both new development and redevelopment projects.

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
A disclosure of our critical accounting policies which affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements is included in our Annual Report on Form 10-K for the year ended December 31, 2018 in Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no significant changes to our critical accounting policies during 2019.
Results of Operations
Comparison of the Three Months Ended March 31, 2019 to the Three Months Ended March 31, 2018
The following table is a summary of certain items in income from continuing operations from our Condensed Consolidated Statements of Operations, which we believe represent items that significantly changed during the three months ended March 31, 2019 as compared to the same period in 2018:

	Three Months Ended March 31,
	2019	2018	Change	% Change
Revenues	$123,138	$132,452	$(9,314)	(7.0)%
Depreciation and amortization	33,972	38,095	(4,123)	(10.8)
General and administrative expenses	9,581	5,595	3,986	71.2
Interest expense, net	15,289	14,672	617	4.2
Interest and other income (expense)	4,384	1,533	2,851	186.0
Gain on sale of property	17,787	109,045	(91,258)	(83.7)
Revenues
The decrease in revenues of $9.3 million is attributable primarily to the $12.0 million impact of dispositions and $1.2 million of revenues for real estate taxes paid directly by our tenants in 2018, that can no longer be recorded due to the adoption of the new lease accounting standard on January 1, 2019. Offsetting this decrease, the existing portfolio, including acquisition, new development and redevelopment properties, contributed $3.9 million resulting from increases in rental rates and changes in occupancy.
Depreciation and Amortization
The decrease in depreciation and amortization of $4.1 million is attributable primarily to the $3.8 million impact of our dispositions.
General and Administrative Expenses
The increase in general and administrative expenses of $4.0 million is attributable primarily to a reduction in capitalized overhead of $2.3 million due primarily to the adoption of the new lease accounting standard update on January 1, 2019, and a $1.7 million decrease to restricted share compensation in the first quarter of 2018 associated with unanticipated reductions in our share valuation.

Interest Expense, net
Net interest expense increased $.6 million or 4.2%. The components of net interest expense were as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Gross interest expense	$17,390	$19,089
Gain on extinguishment of debt including related swap activity	—	(3,758)
Amortization of debt deferred costs, net	902	936
Over-market mortgage adjustment	(82)	(155)
Capitalized interest	(2,921)	(1,440)
Total	$15,289	$14,672
The increase in net interest expense is attributable primarily to a $3.8 million gain on extinguishment of debt in the first quarter of 2018, including the effect of a swap termination, which is offset by a reduction in the weighted average debt outstanding due to the pay down of debt with proceeds from dispositions and cash generated from operations. For the three months ended March 31, 2019, the weighted average debt outstanding was $1.8 billion at a weighted average interest rate of 4.1% as compared to $2.1 billion outstanding at a weighted average interest rate of 3.9% in the same period of 2018. Additionally, the increase in capitalized interest of $1.5 million is associated with an increase in new development activities.
Interest and Other Income (Expense)
The increase of $2.9 million in interest and other income (expense) is attributable primarily to a fair value increase of $1.9 million for assets held in a grantor trust related to deferred compensation and an increase of $.8 million in interest income associated with our investments.
Gain on Sale of Property
The decrease of $91.3 million in gain on sale of property is attributable primarily to the disposition of three centers and other property in the first quarter of 2019 as compared to eight centers and other property in the same period of 2018.
Capital Resources and Liquidity
Our primary operating liquidity needs are paying our common share dividends, maintaining and operating our existing properties, paying our debt service costs, excluding debt maturities, and funding capital expenditures. Under our 2019 business plan, cash flows from operating activities are expected to meet these planned capital needs.
The primary sources of capital for funding any debt maturities, acquisitions, new developments and redevelopments are our excess cash flow generated by our operating properties; credit facilities; proceeds from both secured and unsecured debt issuances; proceeds from equity issuances; and cash generated from the sale of property and the formation of joint ventures. Amounts outstanding under the unsecured revolving credit facility are retired as needed with proceeds from the issuance of long-term debt, equity, cash generated from the disposition of properties and cash flow generated by our operating properties.
As of March 31, 2019, we had available borrowing capacity of $497.9 million under our unsecured revolving credit facility, and our debt maturities for 2019 total $71.4 million. As of March 31, 2019, we had cash and cash equivalents available of $60.6 million. Currently, we anticipate our disposition activities to continue and estimate between $250 million to $350 million in dispositions for 2019, although there are no assurances this will actually occur.
We believe net proceeds from planned capital recycling, combined with our available capacity under the revolving credit and short-term borrowing facilities, will provide adequate liquidity to fund our capital needs, including acquisitions, redevelopment and new development activities and, if necessary, special dividends. In the event our capital recycling program does not progress as expected, we believe other debt and equity alternatives are available to us. Although external market conditions are not within our control, we do not currently foresee any impediments to our entering the capital markets if needed.

During 2019, aggregate gross sales proceeds from our dispositions totaled $66.9 million, which were owned by us either directly or through our interest in real estate joint ventures or partnerships. Operating cash flows from assets disposed are included in net cash from operating activities in our Condensed Consolidated Statements of Cash Flows, while proceeds from these disposals are included as investing activities.
We have non-recourse debt secured by acquired or developed properties held in several of our real estate joint ventures and partnerships. At March 31, 2019, off-balance sheet mortgage debt for our unconsolidated real estate joint ventures and partnerships totaled $267.8 million, of which our pro rata ownership was $88.5 million. Scheduled principal mortgage payments on this debt, excluding deferred debt costs and non-cash related items totaling $(.7) million, at 100% are as follows (in millions):

2019 remaining	$4.4
2020	71.2
2021	173.0
2022	2.1
2023	2.2
Thereafter	15.6
Total	$268.5
We generally have the right to sell or otherwise dispose of our assets except in certain cases where we are required to obtain our joint venture partners’ consent or a third party consent for assets held in special purpose entities that are 100% owned by us.
Investing Activities
Acquisitions
During the three months ended March 31, 2019, we acquired one center with an aggregate gross purchase price of $20.3 million.
Dispositions
During the three months ended March 31, 2019, we sold three centers and other property, including real estate assets owned through our interest in unconsolidated real estate joint ventures and partnerships. Our share of aggregate gross sales proceeds from these transactions totaled $66.9 million and generated our share of the gains of approximately $17.7 million.
New Development/Redevelopment
At March 31, 2019, we had two mixed-use projects and a 30-story, high-rise residential tower at our River Oaks Shopping Center under development with approximately .2 million of total square footage for retail and office space and 962 residential units, that were partially or wholly owned. We have funded $254.9 million through March 31, 2019 on these projects. Upon completion, we expect our aggregate net investment in these multi-use projects to be $485.0 million. Effective January 1, 2019, we stabilized the development in Seattle, Washington, moving it to our operating property portfolio, which added 62,427 square feet to the portfolio at an estimated cost per square foot of $490.
At March 31, 2019, we had 10 redevelopment projects in which we plan to invest approximately $82.2 million. Upon completion, the average projected stabilized return on our incremental investment on these redevelopment projects is expected to be between 8.0% and 12.0%. During the three months ended March 31, 2019, we completed six redevelopment projects, which added approximately 49,000 square feet to the portfolio with an incremental investment totaling $12.4 million.

Capital Expenditures
Capital expenditures for additions to the existing portfolio, acquisitions, tenant improvements, new development, redevelopment and our share of investments in unconsolidated real estate joint ventures and partnerships are as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Acquisitions	$19,699	$—
New Development	31,625	19,544
Redevelopment	10,045	5,698
Tenant Improvements	8,412	6,346
Capital Improvements	6,145	3,511
Other	1,343	1,194
Total	$77,269	$36,293
The increase in capital expenditures is attributable primarily to the acquisition of one center and increased activity at our new development and redevelopment centers.
For 2019, we anticipate our acquisitions to total approximately $50 million to $150 million. Our new development and redevelopment investment for 2019 is estimated to be approximately $175 million to $225 million. For 2019, capital and tenant improvements is generally expected to be consistent with 2018 expenditures. No assurances can be provided that our planned activities will occur. Further, we have entered into commitments aggregating $163.6 million comprised principally of construction contracts which are generally due in 12 to 36 months and anticipated to be funded under our unsecured revolving credit facility or through the use of cash generated from operations.
Capital expenditures for additions described above relate to cash flows from investing activities as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Acquisition of real estate and land	$19,699	$1,265
Development and capital improvements	48,476	29,041
Real estate joint ventures and partnerships - Investments	9,094	5,987
Total	$77,269	$36,293
Capitalized soft costs, including payroll and other general and administrative costs, interest, insurance and real estate taxes, totaled $5.2 million and $3.4 million for the three months ended March 31, 2019 and 2018, respectively.
Financing Activities
Debt
Total debt outstanding was $1.8 billion at March 31, 2019 and consists of $17.6 million, which bears interest at variable rates and $1.8 billion, which bears interest at fixed rates. Additionally, of our total debt, $335.7 million was secured by operating centers while the remaining $1.5 billion was unsecured.
At March 31, 2019, we have a $500 million unsecured revolving credit facility, which expires in March 2020 and provides borrowing rates that float at a margin over LIBOR plus a facility fee. At March 31, 2019, the borrowing margin and facility fee, which are priced off a grid that is tied to our senior unsecured credit ratings, were 90 and 15 basis points, respectively. The facility also contains a competitive bid feature that allows us to request bids for up to $250 million. Additionally, an accordion feature allows us to increase the facility amount up to $850 million. As of April 30, 2019, we had no amounts outstanding, and the available balance was $497.9 million, net of $2.1 million in outstanding letters of credit.

At March 31, 2019, we have a $10 million unsecured short-term facility that we maintain for cash management purposes. The facility, which matures in March 2020, provides for fixed interest rate loans at a 30-day LIBOR rate plus borrowing margin, facility fee and an unused facility fee of 125, 10, and 5 basis points, respectively. As of April 30, 2019, we had no amounts outstanding under this facility.
For the three months ended March 31, 2019, the maximum balance and weighted average balance outstanding under both facilities combined were $5.0 million and $.5 million, respectively, at a weighted average interest rate of 3.3%.
Our five most restrictive covenants, composed from both our public debt and revolving credit facility, include debt to asset, secured debt to asset, fixed charge, unencumbered asset test and unencumbered interest coverage ratios. We are not aware of any non-compliance with our public debt and revolving credit facility covenants as of March 31, 2019.
Our most restrictive public debt covenant ratios, as defined in our indenture and supplemental indenture agreements, were as follows at March 31, 2019:

Covenant	Restriction	Actual
Debt to Asset Ratio	Less than 60.0%	37.7%
Secured Debt to Asset Ratio	Less than 40.0%	7.0%
Fixed Charge Ratio	Greater than 1.5	4.8
Unencumbered Asset Test	Greater than 150%	287.8%
Equity
Our Board of Trust Managers approved the current quarter 2019 dividend of $.395 per common share. Common share dividends paid totaled $50.8 million for the three months ended March 31, 2019. Our dividend payout ratio (as calculated as dividends paid on common shares divided by core funds from operations attributable to common shareholders - basic) for the three months ended March 31, 2019 approximated 76.2% (see Non-GAAP Financial Measures for additional information).
We have a $200 million share repurchase plan. Under this plan, we may repurchase common shares from time-to-time in open-market or in privately negotiated purchases. The timing and amount of any shares repurchased will be determined by management based on its evaluation of market conditions and other factors. The repurchase plan may be suspended or discontinued at any time, and we have no obligations to repurchase any amount of our common shares under the plan. At March 31, 2019 and as of the date of this filing, $181.5 million of common shares remained available to be repurchased under this plan.
We have an effective universal shelf registration statement which expires in September 2020. We will continue to closely monitor both the debt and equity markets and carefully consider our available financing alternatives, including both public offerings and private placements.

Contractual Obligations
We have debt obligations related to our mortgage loans and unsecured debt, including any draws on our credit facilities. We have shopping centers that are subject to ground leases where a third party owns and has leased the underlying land to us to construct and/or operate a shopping center. The table below excludes obligations related to our new development projects because such amounts are not fixed or determinable, and commitments aggregating $163.6 million comprised principally of construction contracts which are generally due in 12 to 36 months. The following table summarizes our primary contractual obligations as of March 31, 2019 (in thousands):

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Mortgages and Notes Payable (1)
Unsecured Debt	$1,697,585	$51,952	$106,750	$686,115	$852,768
Secured Debt	417,238	82,947	47,080	101,392	185,819
Lease Payments	110,515	1,733	4,879	4,601	99,302
Other Obligations (2)	64,971	37,383	27,588
Total Contractual Obligations	$2,290,309	$174,015	$186,297	$792,108	$1,137,889

_______________

(1)
Includes principal and interest with interest on variable-rate debt calculated using rates at March 31, 2019. Also, excludes a $60.9 million debt service guaranty liability. See Note 5 for additional information.

(2)
Other obligations include income and real estate tax payments, commitments associated with our secured debt and other employee payments. Included in Less than 1 year, is the estimated contribution to our retirement plan, which meets or exceeds the minimum funding requirements; however, we have the right to discontinue contributions at any time. See Note 12 for additional information.

Related to a development project in Sheridan, Colorado, we have provided a guaranty for the payment of any debt service shortfalls on tax increment revenue bonds issued in connection with the project. The Sheridan Redevelopment Agency issued Series A bonds used for an urban renewal project, of which $60.9 million remain outstanding at March 31, 2019. The bonds are to be repaid with incremental sales and property taxes and a PIF to be assessed on current and future retail sales and, to the extent necessary, any amounts we may have to provide under a guaranty. The incremental taxes and PIF are to remain intact until the earlier of the payment of the bond liability in full or 2040. The debt associated with this guaranty has been recorded in our condensed consolidated financial statements as of March 31, 2019.
Off Balance Sheet Arrangements
As of March 31, 2019, none of our off-balance sheet arrangements had a material effect on our liquidity or availability of, or requirement for, our capital resources. Letters of credit totaling $7.0 million were outstanding at March 31, 2019.
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

As of March 31, 2019, one unconsolidated real estate joint venture was determined to be a VIE through the issuance of a secured loan, since the lender had the ability to make decisions that could have a significant impact on the profitability of the entity. Our maximum risk of loss associated with this VIE was limited to $34.0 million at March 31, 2019. Also at March 31, 2019, another joint venture arrangement for the future development of a mixed-use project was determined to be a VIE. We are not the primary beneficiary as the substantive participating rights associated with the entity are shared, and we do not have the power to direct the significant activities of the entity. We anticipate future funding of approximately $48 million associated with the mixed-use project through 2020.
Effective December 31, 2018, a real estate limited partnership agreement with a foreign institutional investor was amended to include potential acquisitions of real estate approved by the institutional investor of up to $61 million through December 31, 2019 with an option to extend for an additional one-year period with the consent of the institutional investor. Our ownership in this unconsolidated real estate limited partnership agreement is 51%, and as of the date of this filing, no assets have been purchased subsequent to this agreement.
Non-GAAP Financial Measures
Certain of our key performance indicators are considered non-GAAP financial measures. Management uses these measures along with our GAAP financial statements in order to evaluate our operating results. We believe these additional measures provide users of our financial information additional comparable indicators of our industry, as well as, our performance.
Funds from Operations Attributable to Common Shareholders
Effective January 1, 2019, the National Association of Real Estate Investment Trusts ("NAREIT") defines NAREIT FFO as net income (loss) attributable to common shareholders computed in accordance with GAAP, excluding gains or losses from sales of certain real estate assets (including: depreciable real estate with land, land development property and securities), change in control, and interests in real estate equity investments and their applicable taxes, plus depreciation and amortization related to real estate and impairment of certain real estate assets and in substance real estate equity investments, including our share of unconsolidated real estate joint ventures and partnerships. We calculate NAREIT FFO in a manner consistent with the NAREIT definition.
Management believes NAREIT FFO is a widely recognized measure of REIT operating performance which provides our shareholders with a relevant basis for comparison among other REITs. Management uses NAREIT FFO as a supplemental internal measure to conduct and evaluate our business because there are certain limitations associated with using GAAP net income by itself as the primary measure of our operating performance. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, management believes that the presentation of operating results for real estate companies that uses historical cost accounting is insufficient by itself. There can be no assurance that NAREIT FFO presented by us is comparable to similarly titled measures of other REITs.
We also present Core FFO as an additional supplemental measure as it is more reflective of the core operating performance of our portfolio of properties. Core FFO is defined as NAREIT FFO excluding charges and gains related to non-cash, non-operating assets and other transactions or events that hinder the comparability of operating results. Specific examples of items excluded from Core FFO include, but are not limited to, gains or losses associated with the extinguishment of debt or other liabilities and transactional costs associated with unsuccessful development activities.
NAREIT FFO and Core FFO should not be considered as alternatives to net income or other measurements under GAAP as indicators of operating performance or to cash flows from operating, investing or financing activities as measures of liquidity. NAREIT FFO and Core FFO do not reflect working capital changes, cash expenditures for capital improvements or principal payments on indebtedness.

NAREIT FFO and Core FFO is calculated as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Net income attributable to common shareholders	$49,666	$146,824
Depreciation and amortization of real estate	33,743	37,765
Depreciation and amortization of real estate of unconsolidated real estate joint ventures and partnerships	2,952	3,184
Impairment of properties and real estate equity investments	74	—
Gain on sale of property, investment securities and interests in real estate equity investments	(18,949)	(109,038)
Gain on dispositions of unconsolidated real estate joint ventures and partnerships	(274)	(2,363)
Provision for income taxes (1)	—	161
Noncontrolling interests and other (2)	(489)	1,210
NAREIT FFO – basic (3)	66,723	77,743
Income attributable to operating partnership units	528	528
NAREIT FFO – diluted (3)	67,251	78,271
Adjustments to Core FFO:
Gain on extinguishment of debt including related swap activity	—	(3,557)
Core FFO – diluted	$67,251	$74,714

FFO weighted average shares outstanding – basic	127,756	127,926
Effect of dilutive securities:
Share options and awards	834	781
Operating partnership units	1,432	1,432
FFO weighted average shares outstanding – diluted	130,022	130,139

NAREIT FFO per common share – basic	$.52	$.61

NAREIT FFO per common share – diluted	$.52	$.60

Core FFO per common share – diluted	$.52	$.57
_______________
(1) The applicable taxes related to gains and impairments of properties.
(2) Related to gains, impairments and depreciation on operating properties and unconsolidated real estate joint ventures, where applicable.
(3) 2019 NAREIT FFO is presented in accordance with 2018 Restatement of "Nareit's Funds from Operations White Paper."

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

Three Months Ended March 31, 2019
Beginning of the period	171
Properties added:
New Developments	1
Properties removed:
Dispositions	(4)
End of the period	168

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

	Three Months Ended March 31,
	2019	2018
Net income attributable to common shareholders	$49,666	$146,824
Add:
Net income attributable to noncontrolling interests	1,588	2,145
Provision for income taxes	177	783
Interest expense, net	15,289	14,672
Property management fees	873	867
Depreciation and amortization	33,972	38,095
Impairment loss	74	—
General and administrative	9,581	5,595
Other (1)	444	89
Less:
Gain on sale of property	(17,787)	(109,045)
Equity in earnings of real estate joint ventures and partnership interests, net	(5,417)	(5,993)
Interest and other income/expense	(4,384)	(1,533)
Revenue adjustments (2)	(3,219)	(3,932)
Adjusted income	80,857	88,567
Less: Adjusted income related to consolidated entities not defined as same property and noncontrolling interests	44	(10,511)
Add: Pro rata share of unconsolidated entities defined as same property	8,308	8,374
Same Property Net Operating Income	89,209	86,430
Less: Redevelopment Net Operating Income	(7,793)	(7,084)
Same Property Net Operating Income excluding Redevelopments	$81,416	$79,346
___________________

(1)	Other includes items such as environmental abatement costs, demolition expenses and lease termination fees.

(2)	Revenue adjustments consist primarily of straight-line rentals, lease cancellation income and fee income primarily from real estate joint ventures and partnerships.
Newly Issued Accounting Pronouncements
See Note 2 to our condensed consolidated financial statements in Item 1 for additional information related to recent accounting pronouncements.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk
We use fixed and floating-rate debt to finance our capital requirements. These transactions expose us to market risk related to changes in interest rates. Derivative financial instruments may be used to manage a portion of this risk, primarily interest rate contracts with major financial institutions. These agreements expose us to credit risk in the event of non-performance by the counter-parties. We do not engage in the trading of derivative financial instruments in the normal course of business. At March 31, 2019, we had fixed-rate debt of $1.8 billion, and variable-rate debt of $17.6 million. In the event interest rates were to increase 100 basis points and holding all other variables constant, annual net income and cash flows for the following year would decrease by approximately $.2 million associated with our variable-rate debt. The effect of the 100 basis points increase would decrease the fair value of our variable-rate and fixed-rate debt by approximately $.01 million and $115.4 million, respectively.
ITEM 4.    Controls and Procedures
Under the supervision and with the participation of our principal executive officer and principal financial officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of March 31, 2019. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2019.
There has been no change to our internal control over financial reporting during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II-OTHER INFORMATION
ITEM 1.     Legal Proceedings
We are involved in various matters of litigation arising in the normal course of business. While we are unable to predict the amounts involved, our management and counsel believe that when such litigation is resolved, our resulting liability, if any, will not have a material effect on our condensed consolidated financial statements.
ITEM 1A.  Risk Factors
We have no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2018.
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
Repurchases of our common shares for the quarter ended March 31, 2019 are as follows (in thousands, except per share amounts):

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet be Purchased Under the Program
February 1, 2019 to February 28, 2019	32,050	$29.61
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
Chairman/President/Chief Executive Officer

By:	/s/ Joe D. Shafer
Joe D. Shafer
Senior Vice President/Chief Accounting Officer
(Principal Accounting Officer)
DATE: May 3, 2019

EXHIBIT INDEX

(a)		Exhibits:
10.1*	—
Tenth Amendment to Promissory Note with Reliance Trust Company, Trustee of the Master Nonqualified Plan Trust under the Weingarten Realty Investors Supplemental Executive Retirement Plan and Retirement Benefit Restoration Plan, effective March 11, 2019.

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