Form 10-Q
period 2019-06-30
WEINGARTEN REALTY INVESTORS /TX/
filed 2019-08-07
CIK 828916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Shares of Beneficial Interest, $.03 par value	WRI	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes☐No☒
As of July 29, 2019, there were 128,670,372 common shares of beneficial interest of Weingarten Realty Investors, $.03 par value, outstanding.

PART I-FINANCIAL INFORMATION
ITEM 1. Financial Statements
WEINGARTEN REALTY INVESTORS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Rentals, net	$119,462	$138,737	$239,288	$267,885
Other	3,198	3,349	6,510	6,653
Total Revenues	122,660	142,086	245,798	274,538
Operating Expenses:
Depreciation and amortization	34,967	50,421	68,939	88,516
Operating	22,767	24,104	47,015	47,374
Real estate taxes, net	15,736	17,466	31,867	35,105
Impairment loss	—	—	74	—
General and administrative	8,880	6,149	18,461	11,744
Total Operating Expenses	82,350	98,140	166,356	182,739
Other Income (Expense):
Interest expense, net	(14,953)	(17,017)	(30,242)	(31,689)
Interest and other income (expense)	1,921	1,355	6,305	2,888
Gain on sale of property	52,061	46,953	69,848	155,998
Total Other Income	39,029	31,291	45,911	127,197
Income Before Income Taxes and Equity in Earnings of Real Estate Joint Ventures and Partnerships	79,339	75,237	125,353	218,996
Provision for Income Taxes	(484)	(684)	(661)	(1,467)
Equity in Earnings of Real Estate Joint Ventures and Partnerships, net	6,665	5,318	12,082	11,311
Net Income	85,520	79,871	136,774	228,840
Less: Net Income Attributable to Noncontrolling Interests	(1,711)	(1,582)	(3,299)	(3,727)
Net Income Attributable to Common Shareholders	$83,809	$78,289	$133,475	$225,113
Earnings Per Common Share - Basic:
Net income attributable to common shareholders	$.66	$.61	$1.04	$1.76
Earnings Per Common Share - Diluted:
Net income attributable to common shareholders	$.65	$.61	$1.03	$1.74
See Notes to Condensed Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net Income	$85,520	$79,871	$136,774	$228,840
Cumulative effect adjustment of new accounting standards	—	—	—	(1,541)
Other Comprehensive Income (Loss):
Net unrealized gain on derivatives	—	—	—	1,379
Reclassification adjustment of derivatives and designated hedges into net income	(221)	(221)	(440)	(3,854)
Retirement liability adjustment	299	307	587	578
Total	78	86	147	(1,897)
Comprehensive Income	85,598	79,957	136,921	225,402
Comprehensive Income Attributable to Noncontrolling Interests	(1,711)	(1,582)	(3,299)	(3,727)
Comprehensive Income Adjusted for Noncontrolling Interests	$83,887	$78,375	$133,622	$221,675
See Notes to Condensed Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share amounts)

	June 30, 2019	December 31, 2018
ASSETS
Property	$4,084,476	$4,105,068
Accumulated Depreciation	(1,119,866)	(1,108,188)
Property, net *	2,964,610	2,996,880
Investment in Real Estate Joint Ventures and Partnerships, net	377,590	353,828
Total	3,342,200	3,350,708
Unamortized Lease Costs, net	136,960	142,014
Accrued Rent, Accrued Contract Receivables and Accounts Receivable (net of allowance for doubtful accounts of $6,855 in 2018) *	74,784	97,924
Cash and Cash Equivalents *	118,222	65,865
Restricted Deposits and Mortgage Escrows	14,854	10,272
Other, net	200,634	160,178
Total Assets	$3,887,654	$3,826,961
LIABILITIES AND EQUITY
Debt, net *	$1,787,400	$1,794,684
Accounts Payable and Accrued Expenses	95,296	113,175
Other, net	210,108	168,403
Total Liabilities	2,092,804	2,076,262
Commitments and Contingencies (see Note 14)	—	—
Equity:
Shareholders’ Equity:
Common Shares of Beneficial Interest - par value, $.03 per share; shares authorized: 275,000; shares issued and outstanding: 128,670 in 2019 and 128,333 in 2018	3,904	3,893
Additional Paid-In Capital	1,778,320	1,766,993
Net Income Less Than Accumulated Dividends	(154,597)	(186,431)
Accumulated Other Comprehensive Loss	(10,402)	(10,549)
Total Shareholders’ Equity	1,617,225	1,573,906
Noncontrolling Interests	177,625	176,793
Total Equity	1,794,850	1,750,699
Total Liabilities and Equity	$3,887,654	$3,826,961
* Consolidated variable interest entities' assets and debt included in the above balances (see Note 15):
Property, net	$198,884	$198,466
Accrued Rent, Accrued Contract Receivables and Accounts Receivable, net	9,217	12,220
Cash and Cash Equivalents	9,193	8,243
Debt, net	45,388	45,774
See Notes to Condensed Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2019	2018
Cash Flows from Operating Activities:
Net Income	$136,774	$228,840
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	68,939	88,516
Amortization of debt deferred costs and intangibles, net	1,627	1,565
Non-cash lease expense	602	—
Impairment loss	74	—
Equity in earnings of real estate joint ventures and partnerships, net	(12,082)	(11,311)
Gain on sale of property	(69,848)	(155,998)
Distributions of income from real estate joint ventures and partnerships	9,508	8,676
Changes in accrued rent, accrued contract receivables and accounts receivable, net	20,361	10,286
Changes in unamortized lease costs and other assets, net	(11,791)	(8,282)
Changes in accounts payable, accrued expenses and other liabilities, net	(11,882)	(11,695)
Other, net	2,404	(10,835)
Net cash provided by operating activities	134,686	139,762
Cash Flows from Investing Activities:
Acquisition of real estate and land, net	(52,659)	(1,265)
Development and capital improvements	(95,895)	(70,015)
Proceeds from sale of property and real estate equity investments, net	194,394	326,319
Real estate joint ventures and partnerships - Investments	(24,355)	(15,369)
Real estate joint ventures and partnerships - Distribution of capital	2,340	3,155
Proceeds from investments	9,125	1,500
Other, net	3,019	4,454
Net cash provided by investing activities	35,969	248,779
Cash Flows from Financing Activities:
Proceeds from issuance of debt	—	638
Principal payments of debt	(3,173)	(253,955)
Changes in unsecured credit facilities	(5,000)	—
Proceeds from issuance of common shares of beneficial interest, net	764	1,603
Repurchase of common shares of beneficial interest, net	—	(18,564)
Common share dividends paid	(101,641)	(101,423)
Debt issuance and extinguishment costs paid	(310)	(1,183)
Distributions to noncontrolling interests	(3,161)	(4,593)
Contributions from noncontrolling interests	326	389
Other, net	(1,521)	912
Net cash used in financing activities	(113,716)	(376,176)
Net increase in cash, cash equivalents and restricted cash equivalents	56,939	12,365
Cash, cash equivalents and restricted cash equivalents at January 1	76,137	21,334
Cash, cash equivalents and restricted cash equivalents at June 30	$133,076	$33,699
Supplemental disclosure of cash flow information:
Cash paid for interest (net of amount capitalized of $6,204 and $3,103, respectively)	$28,995	$35,018
Cash paid for income taxes	$1,456	$1,515
Cash paid for amounts included in lease liabilities	$1,565	$—
See Notes to Condensed Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, except per share amounts)

	Six Months Ended June 30, 2019
	Common Shares of Beneficial Interest	Additional Paid-In Capital	Net Income Less Than Accumulated Dividends	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance, January 1, 2019	$3,893	$1,766,993	$(186,431)	$(10,549)	$176,793	$1,750,699
Net income			49,666		1,588	51,254
Shares issued under benefit plans, net	10	8,141				8,151
Dividends paid – common shares ($.395 per share)			(50,816)			(50,816)
Distributions to noncontrolling interests					(1,572)	(1,572)
Contributions from noncontrolling interests					326	326
Other comprehensive income				69		69
Other, net		1,955			368	2,323
Balance, March 31, 2019	3,903	1,777,089	(187,581)	(10,480)	177,503	1,760,434
Net income			83,809		1,711	85,520
Shares issued under benefit plans, net	1	1,231				1,232
Dividends paid – common shares ($.395 per share)			(50,825)			(50,825)
Distributions to noncontrolling interests					(1,589)	(1,589)
Other comprehensive income				78		78
Balance, June 30, 2019	$3,904	$1,778,320	$(154,597)	$(10,402)	$177,625	$1,794,850
See Notes to Condensed Consolidated Financial Statements.

	Six Months Ended June 30, 2018
	Common Shares of Beneficial Interest	Additional Paid-In Capital	Net Income Less Than Accumulated Dividends	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance, January 1, 2018	$3,897	$1,772,066	$(137,065)	$(6,170)	$177,114	$1,809,842
Net income			146,824		2,145	148,969
Shares repurchased and cancelled	(9)	(8,099)				(8,108)
Shares issued under benefit plans, net	7	5,339				5,346
Cumulative effect adjustment of new accounting standards			5,497	(1,541)		3,956
Dividends paid – common shares ($.395 per share)			(50,836)			(50,836)
Distributions to noncontrolling interests					(884)	(884)
Contributions from noncontrolling interests					41	41
Other comprehensive loss				(1,983)		(1,983)
Balance, March 31, 2018	3,895	1,769,306	(35,580)	(9,694)	178,416	1,906,343
Net income			78,289		1,582	79,871
Shares repurchased and cancelled	(11)	(10,445)				(10,456)
Shares issued under benefit plans, net	2	2,096				2,098
Dividends paid – common shares ($.395 per share)			(50,587)			(50,587)
Distributions to noncontrolling interests					(3,709)	(3,709)
Contributions from noncontrolling interests					348	348
Other comprehensive income				86		86
Balance, June 30, 2018	$3,886	$1,760,957	$(7,878)	$(9,608)	$176,637	$1,923,994

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
We operate a portfolio of neighborhood and community shopping centers, totaling approximately 33.9 million square feet of gross leaseable area that is either owned by us or others. We have a diversified tenant base, with our largest tenant comprising only 2.5% of base minimum rental revenues during the first six months of 2019. Total revenues generated by our centers located in Houston and its surrounding areas was 19.7% of total revenue for the six months ended June 30, 2019, and an additional 9.1% of total revenue was generated during this period from centers that are located in other parts of Texas. Also, in Florida and California, an additional 19.5% and 18.6%, respectively, of total revenue was generated during the first six months of 2019.
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
Revenue Recognition
At the inception of a revenue producing contract, we determine if a contract qualifies as a lease and if not, then as a customer contract. Based on this determination, the appropriate GAAP is applied to the contract, including its revenue recognition.
Rentals, net
Rental revenue is primarily derived from operating leases and, therefore, is generally recognized on a straight-line basis over the term of the lease, which typically begins the date the tenant takes control of the space. Variable rental revenue consists primarily of tenant reimbursements of taxes, maintenance expenses and insurance, is subject to our interpretation of lease provisions and is recognized over the term of a lease as services are provided. Additionally, variable rental revenue based on a percentage of tenants’ sales is recognized only after the tenant exceeds its sales breakpoint. In circumstances where we provide a tenant improvement allowance for improvements that are owned by the tenant, we recognize the allowance as a reduction of rental revenue on a straight-line basis over the term of the lease. Further, at the lease commencement date, we consider the collectability of a lease when determining revenue to be recognized. Prior to the adoption of ASC No. 842, rental revenues were recognized under ASC No. 840, “Leases.”
Other
Other revenue consists of both customer contract revenue and income from contractual agreements with third parties or partially owned real estate joint ventures or partnerships, which do not meet the definition of a lease or a customer contract. Revenues which do not meet the definition of a lease or customer contract are recognized as the related services are performed under the applicable agreement.

We have identified primarily three types of customer contract revenue: (1) management contracts with partially-owned real estate joint ventures or partnerships or third parties, (2) licensing and occupancy agreements and (3) certain non-tenant contracts. At contract inception, we assess the services provided in these contracts and identify any performance obligations that are distinct. To identify the performance obligation, we consider all services, whether explicitly stated or implied by customary business practices. We have identified the following substantive services, which may or may not be included in each contract type, that represent performance obligations:

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
Unamortized Lease Costs, net
Lease costs represent the initial direct costs incurred in origination, negotiation and processing of a lease agreement. Such costs include outside broker commissions and other independent third party costs, as well as internal leasing commissions paid directly related to completing a lease and are amortized over the life of the lease on a straight-line basis. Costs related to salaries and benefits, supervision, administration, unsuccessful origination efforts and other activities are charged to expense as incurred. Also included are in place lease costs which are amortized over the life of the applicable lease term on a straight-line basis.
Accrued Rent, Accrued Contract Receivables and Accounts Receivable, net
Receivables include rental revenue, amounts billed and currently due from customer contracts and receivables attributable to straight-line rental commitments. Accrued contract receivables includes amounts due from customers for contracts that do not qualify as a lease in which we earned the right to the consideration through the satisfaction of the performance obligation, but before the customer pays consideration or before payment is due. Upon the adoption of ASC No. 842, individual leases are assessed for collectability and upon the determination that the collection of rents is not probable, accrued rent and accounts receivables are reduced as an adjustment to rental revenues. Revenue from leases where collection is deemed to be less than probable is recorded on a cash basis until collectability is determined to be probable. Further, we assess whether operating lease receivables, at a portfolio level, are appropriately valued based upon an analysis of balances outstanding, historical bad debt levels and current economic trends. An allowance for the uncollectible portion of the portfolio is recorded as an adjustment to rental revenues. Prior to the adoption of ASC No. 842, an allowance for the uncollectible portion of accrued rents and accounts receivable was determined based upon an analysis of balances outstanding, historical bad debt levels, tenant creditworthiness and current economic trends. Additionally, estimates of the expected recovery of pre-petition and post-petition claims with respect to tenants in bankruptcy are considered in assessing the collectability of the related receivables. Management’s estimate of the collectability of accrued rents and accounts receivable is based on the best information available to management at the time of evaluation.
Restricted Deposits and Mortgage Escrows
Restricted deposits and mortgage escrows consist of escrow deposits held by lenders primarily for property taxes, insurance and replacement reserves and restricted deposits that are held for a specific use or in a qualified escrow account for the purposes of completing like-kind exchange transactions.

Our restricted deposits and mortgage escrows consist of the following (in thousands):

	June 30, 2019	December 31, 2018
Restricted deposits	$13,349	$8,150
Mortgage escrows	1,505	2,122
Total	$14,854	$10,272

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

Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component consists of the following (in thousands):

	Gain on Investments	Gain on Cash Flow Hedges		Defined Benefit Pension Plan-Actuarial Loss		Total
Balance, January 1, 2019	$—	$(4,501)		$15,050		$10,549
Amounts reclassified from accumulated other comprehensive loss		219		(288)	(1)	(69)
Net other comprehensive loss (income)	—	219		(288)		(69)
Balance, March 31, 2019	—	(4,282)		14,762		10,480
Amounts reclassified from accumulated other comprehensive loss		221		(299)	(1)	(78)
Net other comprehensive loss (income)	—	221		(299)		(78)
Balance, June 30, 2019	$—	$(4,061)		$14,463		$10,402

	Gain on Investments	Gain on Cash Flow Hedges		Defined Benefit Pension Plan-Actuarial Loss		Total
Balance, January 1, 2018	$(1,541)	$(7,424)		$15,135		$6,170
Cumulative effect adjustment of accounting standards	1,541					1,541
Change excluding amounts reclassified from accumulated other comprehensive loss		(1,379)				(1,379)
Amounts reclassified from accumulated other comprehensive loss		3,633	(2)	(271)	(1)	3,362
Net other comprehensive loss (income)	—	2,254		(271)		1,983
Balance, March 31, 2018	—	(5,170)		14,864		9,694
Amounts reclassified from accumulated other comprehensive loss		221		(307)	(1)	(86)
Net other comprehensive loss (income)	—	221		(307)		(86)
Balance, June 30, 2018	$—	$(4,949)		$14,557		$9,608
_______________
(1)This reclassification component is included in the computation of net periodic benefit cost (see Note 12 for additional information).
(2)This reclassification component is included in interest expense (see Note 5 for additional information)
Additionally, as of June 30, 2019 and December 31, 2018, the net gain balance in accumulated other comprehensive loss relating to previously terminated cash flow interest rate swap contracts was $4.1 million and $4.5 million, respectively, which will be reclassified to net interest expense as interest payments are made on the originally hedged debt. Within the next 12 months, approximately $.9 million in accumulated other comprehensive loss is expected to be reclassified as a reduction to interest expense related to our interest rate contracts.
Reclassifications
We have reclassified prior years’ miscellaneous lease-related revenues identified during our implementation of Accounting Standard Update ("ASU") No. 2016-02, "Leases" of $.2 million and $.6 million for the three and six months ended June 30, 2018 to Rentals, net from Other revenue in our Condensed Consolidated Statements of Operations to conform to the current year presentation (see Note 2 for further information).

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

◦
Capitalization of leasing costs has been limited under the new ASU which no longer allows indirect costs to be capitalized. Therefore, indirect, internally-generated leasing and legal costs are no longer capitalized and are recorded in General and administrative expenses in our Condensed Consolidated Statement of Operations in the period of adoption prospectively. We continue to capitalize direct costs as defined within the ASU.

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

◦
We previously accounted for real estate taxes that are paid directly by the tenant on a gross basis in our consolidated financial statements. These ASUs have indicated that a lessor should exclude from variable payments, lessor costs paid by a lessee directly to a third party. Therefore, we have excluded any costs paid directly by the tenant from our revenues and expenses and will only include as variable payments those which are reimbursed to us by our tenants. Real estate taxes paid directly by our tenants was $1.0 million and $2.2 million for the three and six months ended June 30, 2018, respectively.

•	From the Lessee Perspective:

◦
On January 1, 2019, we were the lessee under ground lease agreements for land underneath all or a portion of 12 centers and under four administrative office leases that we accounted for as operating leases. Also, we had one finance lease in which we were the lessee of two centers with a $21.9 million lease obligation.

We recognized right-of-use assets for our operating leases in Other Assets, along with corresponding lease liabilities in Other Liabilities on January 1, 2019 in the amounts of $44.2 million and $42.9 million, respectively, in the Condensed Consolidated Balance Sheet. The difference between the right-of-use assets and the lease liabilities is primarily associated with intangibles related to ground leases. For these existing operating leases, we continue to recognize a single lease expense for both our ground and office leases, currently included in Operating expenses and General and administrative expenses, respectively, in the Condensed Consolidated Statements of Operations.

◦
We continue to recognize our finance lease asset balance in Property and our finance lease liability in Debt in our Condensed Consolidated Balance Sheets. The finance lease charges a portion of the payment to both asset amortization and interest expense.

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
Not Yet Adopted
In June 2016, the FASB issued ASU No. 2016-13, "Measurement of Credit Losses on Financial Instruments." This ASU was further updated by ASU No. 2018-19, "Codification Improvements to Topic 326, Financial Instruments - Credit Losses," ASU No. 2019-04, "Codification Improvements to Topic 326, Financial Instruments - Credit Losses" and ASU No. 2019-05, "Targeted Transition Relief." These ASUs amend prior guidance on the impairment of financial instruments, and adds an impairment model that is based on expected losses rather than incurred losses with the recognition of an allowance based on an estimate of expected credit losses. The provisions of ASU No. 2016-13, as amended in subsequently issued amendments, are effective for us as of January 1, 2020, and early adoption is permitted for fiscal years beginning after December 15, 2018.
We are in the process of evaluating the impact that the adoption of ASU 2016-13, as amended, will have on our consolidated financial statements and related disclosures. In identifying all of our financial instruments covered under this guidance, the majority of our instruments result from operating leasing transactions, which are not within the scope of the new standard and are to remain governed by the recently issued leasing guidance and other previously issued guidance. Excluding these instruments, the adoption of this standard may impact our financial instruments, which include tax increment revenue bonds, debt securities and cash equivalents recorded at amortized cost, a debt service guaranty asset, and other financial instruments.

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
Note 3. Property
Our property consists of the following (in thousands):

	June 30, 2019	December 31, 2018
Land	$885,144	$919,237
Land held for development	41,608	45,673
Land under development	56,595	55,793
Buildings and improvements	2,887,563	2,927,954
Construction in-progress	213,566	156,411
Total	$4,084,476	$4,105,068

During the six months ended June 30, 2019, we sold eight centers and other property. Aggregate gross sales proceeds from these transactions approximated $201.4 million and generated gains of approximately $69.8 million. Also, during the six months ended June 30, 2019, we acquired two grocery-anchored shopping centers with an aggregate gross purchase price of approximately $53.7 million, and we invested $52.6 million in new development projects.

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

	June 30, 2019	December 31, 2018
Combined Condensed Balance Sheets
ASSETS
Property	$1,305,687	$1,268,557
Accumulated depreciation	(318,421)	(305,327)
Property, net	987,266	963,230
Other assets, net	100,815	104,267
Total Assets	$1,088,081	$1,067,497
LIABILITIES AND EQUITY
Debt, net (primarily mortgages payable)	$264,965	$269,113
Amounts payable to Weingarten Realty Investors and Affiliates	11,626	11,732
Other liabilities, net	30,108	24,717
Total Liabilities	306,699	305,562
Equity	781,382	761,935
Total Liabilities and Equity	$1,088,081	$1,067,497

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Combined Condensed Statements of Operations
Revenues, net	$32,877	$32,810	$65,392	$66,696
Expenses:
Depreciation and amortization	7,646	8,196	15,495	16,239
Interest, net	2,491	2,980	4,950	6,504
Operating	5,685	5,645	11,785	12,073
Real estate taxes, net	4,522	5,191	9,057	10,133
General and administrative	243	95	312	320
Provision for income taxes	36	37	69	73
Total	20,623	22,144	41,668	45,342
Gain on dispositions	1,474	1,906	2,009	5,439
Net income	$13,728	$12,572	$25,733	$26,793

Our investment in real estate joint ventures and partnerships, as reported in our Condensed Consolidated Balance Sheets, differs from our proportionate share of the entities' underlying net assets due to basis differences, which arose upon the transfer of assets to the joint ventures. The net positive basis differences, which totaled $6.8 million and $5.2 million at June 30, 2019 and December 31, 2018, respectively, are generally amortized over the useful lives of the related assets.
During 2019, a parcel of land was sold with gross sales proceeds of approximately $2.3 million, of which our share of the gain, included in equity earnings in real estate joint ventures and partnerships, totaled $1.1 million.

During 2018, a center was sold through a series of partial sales with gross sales proceeds of approximately $33.9 million, of which our share of the gain, included in equity earnings in real estate joint ventures and partnerships, totaled $6.3 million.
Note 5. Debt
Our debt consists of the following (in thousands):

	June 30, 2019	December 31, 2018
Debt payable, net to 2038 (1)	$1,704,649	$1,706,886
Unsecured notes payable under credit facilities	—	5,000
Debt service guaranty liability	60,900	60,900
Finance lease obligation	21,851	21,898
Total	$1,787,400	$1,794,684

_______________

(1)	At both June 30, 2019 and December 31, 2018, interest rates ranged from 3.3% to 7.0% at a weighted average rate of 4.0%.
The allocation of total debt between fixed and variable-rate as well as between secured and unsecured is summarized below (in thousands):

	June 30, 2019	December 31, 2018
As to interest rate (including the effects of interest rate contracts):
Fixed-rate debt	$1,769,843	$1,771,999
Variable-rate debt	17,557	22,685
Total	$1,787,400	$1,794,684
As to collateralization:
Unsecured debt	$1,453,354	$1,457,432
Secured debt	334,046	337,252
Total	$1,787,400	$1,794,684

We maintain a $500 million unsecured revolving credit facility, which was amended and extended on March 30, 2016. This facility expires in March 2020, provides for two consecutive six-month extensions upon our request, and borrowing rates that float at a margin over LIBOR plus a facility fee. At both June 30, 2019 and December 31, 2018, the borrowing margin and facility fee, which are priced off a grid that is tied to our senior unsecured credit ratings, were 90 and 15 basis points, respectively. The facility also contains a competitive bid feature that allows us to request bids for up to $250 million. Additionally, an accordion feature allows us to increase the facility amount up to $850 million.
Additionally, we have a $10 million unsecured short-term facility, which was amended and extended on March 27, 2019, that we maintain for cash management purposes, which matures in March 2020. At both June 30, 2019 and December 31, 2018, the facility provided for fixed interest rate loans at a 30-day LIBOR rate plus a borrowing margin, facility fee and an unused facility fee of 125, 10, and 5 basis points, respectively.

The following table discloses certain information regarding our unsecured notes payable under our credit facilities (in thousands, except percentages):

	June 30, 2019	December 31, 2018
Unsecured revolving credit facility:
Balance outstanding	$—	$5,000
Available balance	497,946	492,946
Letters of credit outstanding under facility	2,054	2,054
Variable interest rate (excluding facility fee)	3.3%	3.3%
Unsecured short-term facility:
Balance outstanding	$—	$—
Variable interest rate (excluding facility fee)	—%	—%
Both facilities:
Maximum balance outstanding during the period	$5,000	$26,500
Weighted average balance	249	1,096
Year-to-date weighted average interest rate (excluding facility fee)	3.3%	2.9%

Related to a development project in Sheridan, Colorado, we have provided a guaranty for the payment of any debt service shortfalls until a coverage rate of 1.4x is met on tax increment revenue bonds issued in connection with the project. The bonds are to be repaid with incremental sales and property taxes and a public improvement fee (“PIF”) to be assessed on current and future retail sales and, to the extent necessary, any amounts we may have to provide under a guaranty. The incremental taxes and PIF are to remain intact until the earlier of the date the bond liability has been paid in full or 2040. Therefore, a debt service guaranty liability equal to the fair value of the amounts funded under the bonds was recorded. As of both June 30, 2019 and December 31, 2018, we had $60.9 million outstanding for the debt service guaranty liability.
During the year ended December 31, 2018, we prepaid, without penalty, our $200 million unsecured variable-rate term loan, swapped to a fixed rate of 2.5%, and terminated three interest rate swap contracts that had an aggregate notional amount of $200 million, and we recognized a $3.4 million gain due to the probability that the related hedged forecasted transactions would no longer occur. Additionally, during the year ended December 31, 2018, we paid at par $51.0 million of outstanding debt. These transactions resulted in a net gain upon their extinguishment of $.4 million, excluding the effect of the swap termination.
Various leases and properties, and current and future rentals from those leases and properties, collateralize certain debt. At both June 30, 2019 and December 31, 2018, the carrying value of such assets aggregated $.6 billion. Additionally, at June 30, 2019 and December 31, 2018, investments of $5.3 million and $5.2 million, respectively, are held as collateral for letters of credit totaling $5.0 million.

Scheduled principal payments on our debt (excluding $21.9 million of a finance lease obligation, $(4.3) million net premium/(discount) on debt, $(6.1) million of deferred debt costs, $1.6 million of non-cash debt-related items, and $60.9 million debt service guaranty liability) are due during the following years (in thousands):

2019 remaining	$69,831
2020	5,296
2021	18,434
2022	307,922
2023	347,815
2024	252,153
2025	293,807
2026	277,291
2027	38,288
2028	92,159
Thereafter	10,435
Total	$1,713,431

Our various debt agreements contain restrictive covenants, including minimum interest and fixed charge coverage ratios, minimum unencumbered interest coverage ratios, minimum net worth requirements and maximum total debt levels. We are not aware of any non-compliance with our public debt and revolving credit facility covenants as of June 30, 2019.
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
Also, we have two properties under a finance lease that consists of variable lease payments with a purchase option. The right-of-use asset associated with this finance lease at June 30, 2019 was $9.0 million. At December 31, 2018, the related assets associated with a capital lease in buildings and improvements totaled $15.7 million, and the balance of accumulated depreciation was $14.1 million. Amortization of property under the finance lease is included in depreciation and amortization expense. Note that amounts prior to January 1, 2019 were accounted for under ASC No. 840.

A schedule of lease costs including weighted average lease terms and weighted-average discount rates is as follows (in thousands, except as noted):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Lease cost:
Operating lease cost:
Included in Operating expense	$761	$1,522
Included in General and administrative expense	67	128
Finance cost:
Amortization of right-of-use asset (included in Depreciation and Amortization)	38	83
Interest on lease liability (included in Interest expense, net)	411	821
Short-term lease cost	17	44
Variable lease cost	61	134
Sublease income (included in Rentals, net)	(6,754)	(13,534)
Total lease cost	$(5,399)	$(10,802)

	June 30, 2019
Weighted-average remaining lease term (in years):
Operating leases		42.1
Finance lease		4.5

Weighted-average discount rate (percentage):
Operating leases		4.9%
Finance lease		7.5%
A reconciliation of our lease liabilities on an undiscounted cash flow basis, which primarily represents shopping center ground leases, for the subsequent five years and thereafter ending December 31, as calculated as of June 30, 2019, is as follows (in thousands):

	Operating	Finance
Lease payments:
2019 remaining	$1,214	$869
2020	2,623	1,744
2021	2,414	1,751
2022	2,401	1,759
2023	2,367	23,037
2024	2,165
Thereafter	97,187
Total	$110,371	$29,160

Lease liabilities(1)	42,748	21,851
Undiscounted excess amount	$67,623	$7,309
___________________

(1)	Operating lease liabilities are included in Other Liabilities, and finance lease liabilities are included in Debt, net in our Condensed Consolidated Balance Sheet.

Scheduled minimum rental payments as defined under ASC No. 840, under the terms of all non-cancelable operating leases in which we are the lessee, principally for shopping center ground leases, for the subsequent five years and thereafter ending December 31, as calculated as of December 31, 2018, were as follows (in thousands):

	Operating	Finance
Lease payments:
2019	$2,779	$1,642
2020	2,536	1,635
2021	2,334	1,627
2022	2,318	1,618
2023	2,283	22,878
Thereafter	99,302
Total	$111,552	$29,400
Future undiscounted, sublease payments, applicable to the ground lease rentals, under the terms of all non-cancelable tenant leases, excluding estimated variable payments for the subsequent five years and thereafter ending December 31, as calculated as of June 30, 2019 and December 31, 2018, were as follows (in thousands):

	June 30, 2019	December 31, 2018
Sublease payments:
Finance lease(1)	$14,003	$14,382
Operating leases:
2019 remaining	$11,744	$22,528
2020	22,387	20,903
2021	20,277	18,886
2022	18,513	17,245
2023	16,370	15,128
2024	11,232
Thereafter	34,634	43,439
Total	$135,157	$138,129
___________________

(1)	The sublease payments related to our finance lease represents cumulative payments through the lease term ending in 2023.
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
We did not repurchase any shares during the six months ended June 30, 2019. At June 30, 2019 and as of the date of this filing, $181.5 million of common shares remained available to be repurchased under this plan.

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
Future undiscounted, lease payments for tenant leases, excluding estimated variable payments, at June 30, 2019 is as follows (in thousands):

2019 remaining	$176,038
2020	327,898
2021	277,198
2022	221,595
2023	173,512
2024	124,128
Thereafter	405,975
Total payments due	$1,706,344

Future minimum rental income as defined under ASC No. 840 from tenant leases, excluding estimated contingent rentals, at December 31, 2018 is as follows (in thousands):

2019	$347,476
2020	305,404
2021	253,269
2022	198,414
2023	151,538
Thereafter	473,416
Total payments due	$1,729,517

Variable lease payments recognized in Rentals, net are as follows (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Variable lease payments	$26,175	$54,105

Note 9. Supplemental Cash Flow Information
Cash, cash equivalents and restricted cash equivalents consists of the following (in thousands):

	June 30, 2019	June 30, 2018
Cash and cash equivalents	$118,222	$13,096
Restricted deposits and mortgage escrows (see Note 1)	14,854	20,603
Total	$133,076	$33,699

Supplemental disclosure of non-cash transactions is summarized as follows (in thousands):

	Six Months Ended June 30,
	2019	2018
Accrued property construction costs	$9,800	$9,689
Right-of-use assets exchanged for operating lease liabilities	43,258	—

Note 10. Earnings Per Share
Earnings per common share – basic is computed using net income attributable to common shareholders and the weighted average number of shares outstanding – basic. Earnings per common share – diluted includes the effect of potentially dilutive securities. Earnings per common share – basic and diluted components for the periods indicated are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net income	$85,520	$79,871	$136,774	$228,840
Net income attributable to noncontrolling interests	(1,711)	(1,582)	(3,299)	(3,727)
Net income attributable to common shareholders - basic	83,809	78,289	133,475	225,113
Income attributable to operating partnership units	528	528	1,056	1,056
Net income attributable to common shareholders - diluted	$84,337	$78,817	$134,531	$226,169
Denominator:
Weighted average shares outstanding – basic	127,856	127,505	127,807	127,714
Effect of dilutive securities:
Share options and awards	847	813	841	799
Operating partnership units	1,432	1,432	1,432	1,432
Weighted average shares outstanding – diluted	130,135	129,750	130,080	129,945

For both the three and six months ended June 30, 2019 and 2018, we had no anti-dilutive securities of our common shares, which are excluded from the calculation of earnings per common share – diluted.
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

The fair value of the market-based share awards was estimated on the date of grant using a Monte Carlo valuation model based on the following assumptions:

	Six Months Ended June 30, 2019
	Minimum	Maximum
Dividend yield	0.0%	5.5%
Expected volatility (1)	19.3%	21.3%
Expected life (in years)	N/A	3
Risk-free interest rate	2.4%	2.6%

_______________
(1)    Includes the volatility of the FTSE NAREIT U.S. Shopping Center Index and Weingarten Realty Investors.
A summary of the status of unvested share awards for the six months ended June 30, 2019 is as follows:

	Unvested Share Awards	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2019	674,293	$30.26
Granted:
Service-based awards	177,755	28.58
Market-based awards relative to FTSE NAREIT U.S. Shopping Center Index	80,848	30.20
Market-based awards relative to three-year absolute TSR	80,847	32.91
Trust manager awards	27,768	29.17
Vested	(234,646)	32.14
Forfeited	(4,815)	29.98
Outstanding, June 30, 2019	802,050	$29.56

As of June 30, 2019 and December 31, 2018, there was approximately $3.1 million and $1.8 million, respectively, of total unrecognized compensation cost related to unvested share awards, which is expected to be amortized over a weighted average of 2.1 years and 1.7 years at June 30, 2019 and December 31, 2018, respectively.
Note 12. Employee Benefit Plans
Defined Benefit Plan
We sponsor a noncontributory qualified retirement plan. The components of net periodic benefit cost for this plan are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Service cost	$272	$324	$597	$657
Interest cost	564	514	1,039	839
Expected return on plan assets	(877)	(921)	(1,738)	(1,413)
Amortization of net loss	299	307	587	578
Total	$258	$224	$485	$661

The components of net periodic benefit cost other than the service cost component are included in Interest and Other Income (Expense) in the Condensed Consolidated Statements of Operations.

For both the six months ended June 30, 2019 and 2018, we contributed $1.0 million to the qualified retirement plan. Currently, we do not anticipate making any additional contributions to this plan during 2019.
Defined Contribution Plans
Compensation expense related to our defined contribution plans was $1.0 million for both the three months ended June 30, 2019 and 2018, and $2.0 million and $1.9 million for the six months ended June 30, 2019 and 2018, respectively.
Note 13. Related Parties
Through our management activities and transactions with our real estate joint ventures and partnerships, we had accounts receivable of $.6 million and $.5 million outstanding as of June 30, 2019 and December 31, 2018, respectively. We also had accounts payable and accrued expenses of $.3 million and $.7 million outstanding as of June 30, 2019 and December 31, 2018, respectively. We recorded joint venture fee income included in Other revenue for the three months ended June 30, 2019 and 2018 of $1.4 million and $1.7 million, respectively, and $2.9 million and $3.3 million for the six months ended June 30, 2019 and 2018, respectively.
Note 14. Commitments and Contingencies
Commitments and Contingencies
As of June 30, 2019 and December 31, 2018, we participated in two real estate ventures structured as DownREIT partnerships. We have operating and financial control over these ventures and consolidate them in our condensed consolidated financial statements. These ventures allow the outside limited partners to put their interest in the partnership to us, and we have the option to redeem the interest in cash or a fixed number of our common shares, at our discretion. We also participate in a real estate venture that has a property in Texas that allows its outside partner to put operating partnership units to us. We have the option to redeem these units in cash or a fixed number of our common shares, at our discretion. The aggregate redemption value of these interests was approximately $39 million and $36 million as of June 30, 2019 and December 31, 2018, respectively.
As of June 30, 2019, we have entered into commitments aggregating $147.5 million comprised principally of construction contracts which are generally due in 12 to 36 months.
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

Note 15. Variable Interest Entities
Consolidated VIEs:
At both June 30, 2019 and December 31, 2018, nine of our real estate joint ventures, whose activities primarily consisted of owning and operating 21 neighborhood/community shopping centers, were determined to be VIEs. Based on a financing agreement by one of our real estate joint ventures that has a bottom dollar guaranty, which is disproportionate to our ownership, we have determined that we are the primary beneficiary and have consolidated this joint venture. For the remaining real estate joint ventures, we concluded we are the primary beneficiary based primarily on our significant power to direct the entities' activities without any substantive kick-out or participating rights.
A summary of our consolidated VIEs is as follows (in thousands):

	June 30, 2019	December 31, 2018
Assets Held by VIEs	$229,221	$225,388
Assets Held as Collateral for Debt (1)	38,944	40,004
Maximum Risk of Loss (1)	29,784	29,784
___________________

(1)	Represents the amount of debt and related assets held as collateral associated with the bottom dollar guaranty at one real estate joint venture.
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
Unconsolidated VIEs:
At both June 30, 2019 and December 31, 2018, two unconsolidated real estate joint ventures were determined to be VIEs. We have determined that one entity was a VIE through the issuance of a secured loan, since the lender had the ability to make decisions that could have a significant impact on the success of the entity. Based on the associated agreements for the future development of a mixed-use project, we concluded that the other entity was a VIE, but we are not the primary beneficiary as the substantive participating rights associated with the entity are shared, and we do not have the power to direct the significant activities of the entity. Our analysis considered that all major decisions require unanimous member consent and those decisions include significant activities such as development, financing, leasing and operations of the entity.
A summary of our unconsolidated VIEs is as follows (in thousands):

	June 30, 2019	December 31, 2018
Investment in Real Estate Joint Ventures and Partnerships, net (1)	$103,043	$76,575
Other Liabilities, net (2)	5,941	6,592
Maximum Risk of Loss (3)	34,000	34,000
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

We and our partners are subject to the provisions of the joint venture agreements that specify conditions, including operating shortfalls, development expenditures and unplanned capital expenditures, under which additional contributions may be required. With respect to our future development of a mixed-used project, we anticipate future funding of approximately $32 million through 2020.

Note 16. Fair Value Measurements
Recurring Fair Value Measurements:
Assets and liabilities measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018, aggregated by the level in the fair value hierarchy in which those measurements fall, are as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at June 30, 2019
Assets:
Cash equivalents, primarily money market funds and time deposits	$108,937			$108,937
Restricted cash, primarily money market funds	8,858			8,858
Investments, mutual funds held in a grantor trust	35,434			35,434
Total	$153,229	$—	$—	$153,229
Liabilities:
Deferred compensation plan obligations	$35,434			$35,434
Total	$35,434	$—	$—	$35,434

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2018
Assets:
Cash equivalents, primarily money market funds	$54,848			$54,848
Restricted cash, primarily money market funds	5,254			5,254
Investments, mutual funds held in a grantor trust	30,996			30,996
Investments, mutual funds	6,635			6,635
Total	$97,733	$—	$—	$97,733
Liabilities:
Deferred compensation plan obligations	$30,996			$30,996
Total	$30,996	$—	$—	$30,996

Net gains and losses recognized on equity securities held at each period end were included in Interest and Other Income (Expense). For the three months ended June 30, 2019 and 2018, this included a net gain of $1.7 million and $1.2 million, respectively, of which $.9 million and $(.8) million, respectively, represented an unrealized gain (loss). For the six months ended June 30, 2019 and 2018, this included a net gain of $5.2 million and $2.7 million, respectively, of which $3.9 million and $(.4) million, respectively, represented an unrealized gain (loss).
Fair Value Disclosures:
Unless otherwise described below, short-term financial instruments and receivables are carried at amounts which approximate their fair values based on their highly-liquid nature, short-term maturities and/or expected interest rates for similar instruments.

Schedule of our fair value disclosures is as follows (in thousands):

	June 30, 2019			December 31, 2018
	Carrying Value	Fair Value Using Significant Other Observable Inputs (Level 2)	Fair Value Using Significant Unobservable Inputs (Level 3)	Carrying Value	Fair Value Using Significant Other Observable Inputs (Level 2)	Fair Value Using Significant Unobservable Inputs (Level 3)
Other Assets:
Tax increment revenue bonds (1)	$20,009		$25,000	$20,009		$25,000
Investments, held to maturity (2)	1,250	$1,249		3,000	$2,988
Debt:
Fixed-rate debt	1,769,843		1,825,891	1,771,999		1,761,215
Variable-rate debt	17,557		17,532	22,685		23,131

_______________

(1)	At June 30, 2019 and December 31, 2018, the credit loss balance on our tax increment revenue bonds was $31.0 million.

(2)	Investments held to maturity are recorded at cost. As of June 30, 2019 and December 31, 2018, these investments had unrealized losses of $1 thousand and $12 thousand, respectively.
Note 17. Subsequent Events
Subsequent to June 30, 2019, we acquired one grocery-anchored shopping center with a gross purchase price of $52.6 million in a 51% unconsolidated real estate limited partnership. Additionally, we sold real estate assets with aggregate gross sales proceeds totaling $114 million. No impairment losses will be realized associated with these dispositions, and we have no continuing involvement with these dispositions.
On July 1, 2019, we paid off a $50 million secured fixed-rate mortgage with a 7% interest rate.
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
We operate a portfolio of rental properties, primarily neighborhood and community shopping centers, totaling approximately 33.9 million square feet of gross leaseable area that is either owned by us or others. We have a diversified tenant base with our largest tenant comprising only 2.5% of base minimum rental revenues during the first six months of 2019.
At June 30, 2019, we owned or operated under long-term leases, either directly or through our interest in real estate joint ventures or partnerships, a total of 173 properties, which are located in 17 states spanning the country from coast to coast.
We also owned interests in 23 parcels of land held for development that totaled approximately 13.4 million square feet at June 30, 2019.
We had approximately 3,900 leases with 2,900 different tenants at June 30, 2019. Rental revenue is primarily derived from operating leases with terms of 10 years or less, and may include multiple options, upon tenant election, to extend the lease term in increments up to five years. Many of our leases have increasing minimum rental rates during the terms of the leases through escalation provisions. In addition, the majority of our leases provide for variable rental revenues, such as, reimbursements of real estate taxes, maintenance and insurance and may include an amount based on a percentage of the tenants’ sales. Our anchor tenants are supermarkets, value-oriented apparel/discount stores and other retailers or service providers who generally sell basic necessity-type goods and services. Although there is a broad shift in shopping patterns, including internet shopping that continues to affect our tenants, we believe our anchor tenants, most of which have adopted omni-channel networks which help drive foot traffic, combined with convenient locations, attractive and well-maintained properties, high quality retailers and a strong tenant mix, should lessen the effects of these conditions and maintain the viability of our portfolio.
Our goal is to remain a leader in owning and operating top-tier neighborhood and community shopping centers in certain markets of the United States. Our strategic initiatives include: (1) raising net asset value and cash flow through quality acquisitions and new developments, (2) maintaining a strong, flexible consolidated balance sheet and a well-managed debt maturity schedule, (3) growing net income from our existing portfolio by increasing occupancy and rental rates, (4) continuously redeveloping our existing shopping centers to increase cash flow and enhance the value of the centers and (5) owning quality shopping centers in preferred locations that attract strong tenants. We believe these initiatives will keep our portfolio of properties among the strongest in our sector. Due to current capitalization rates in the market along with the uncertainty of the impact of increasing interest rates and various other market conditions, we intend to continue to be very prudent in our evaluation of all new investment opportunities. We believe the pricing of assets that no longer meet our ownership criteria remains reasonably stable while the price of our common shares remains below our net asset value. Given these conditions, we have been focused on dispositions of properties with risk factors that impact our willingness to own them going forward, and although we intend to continue with this strategy, our dispositions in 2019 are expected to decrease as compared to the prior year. We intend to utilize the proceeds from dispositions to fund acquisitions and both new development and redevelopment projects.
As we discussed above, we continuously recycle non-core operating centers that no longer meet our ownership criteria and that will provide capital for growth opportunities. During the six months ended June 30, 2019, we disposed of real estate assets, which were owned by us either directly or through our interest in real estate joint ventures or partnerships, with our share of aggregate gross sales proceeds totaling $200.2 million. Subsequent to June 30, 2019, we disposed of an additional $114 million of real estate assets. We have several dispositions currently under contracts or letters of intent, and we anticipate that our dispositions in 2019 could range from $350 million to $450 million, but will decrease to a normalized level in 2020 of around $150 million; however, there are no assurances that these transactions will close at such prices or at all.

We intend to continue to actively seek acquisition properties that meet our return hurdles and to actively evaluate other opportunities as they enter the market. Due to the significant amount of capital available in the market, it has been difficult to participate at price points that meet our investment criteria. As of June 30, 2019, we acquired two grocery-anchored shopping centers adding 234,000 square feet to the portfolio with an aggregate gross purchase price of $53.7 million. Subsequent to June 30, 2019, we acquired in a 51% unconsolidated real estate joint venture a grocery-anchored shopping center for $52.6 million. For 2019, we expect to complete acquisition investments in the range of $50 million to $150 million.
We intend to continue to focus on identifying new development projects as another source of growth, as well as continue to look for redevelopment opportunities. The opportunities for additional new development projects are limited at this time primarily due to a lack of demand for new retail space. During the six months ended June 30, 2019, we invested $79.0 million in two mixed-use new development projects in the Washington D.C. area that are partially or wholly owned and a 30-story, high-rise residential tower at our River Oaks Shopping Center in Houston, Texas, and we invested $12.4 million in 11 redevelopment projects that were partially or wholly owned. Effective January 1, 2019, we stabilized the development in Seattle, Washington, moving it to our operating property portfolio, which added 62,427 square feet to the portfolio at an estimated cost per square foot of $490. Also during the six months ended June 30, 2019, we completed six redevelopment projects, which added approximately 49,000 square feet to the portfolio with an incremental investment totaling $12.4 million. For 2019, we expect to invest in new development and redevelopments in the range of $175 million to $225 million, but we can give no assurances that this will actually occur.
We strive to maintain a strong, conservative capital structure which should provide ready access to a variety of attractive long and short-term capital sources. We carefully balance lower cost, short-term financing with long-term liabilities associated with acquired or developed long-term assets. We continue to look for transactions that will strengthen our consolidated balance sheet and further enhance our access to various sources of capital, while reducing our cost of capital. On July 1, 2019, we paid off a $50 million secured fixed-rate mortgage with a 7% interest rate, which further enhances our future positioning. Due to the variability in the capital markets, there can be no assurance that favorable pricing and accessibility will be available in the future. Proceeds from our disposition program and cash generated from operations continue to further strengthen our balance sheet.
Operational Metrics
In assessing the performance of our centers, management carefully monitors various operating metrics of the portfolio. As a result of our strong leasing activity and low tenant fallout, the operating metrics of our portfolio remained strong through the first six months of 2019 as we focused on increasing rental rates and same property net operating income ("SPNOI" and see Non-GAAP Financial Measures for additional information). Our portfolio delivered strong operating results with:

•	occupancy of 94.8% at June 30, 2019;

•	an increase of 4.2% in SPNOI that includes redevelopments for the three months ended June 30, 2019 over the same period of 2018; and

•	rental rate increases of 20.0% for new leases and 6.3% for renewals during the three months ended June 30, 2019.
Below are performance metrics associated with our signed occupancy, SPNOI growth and leasing activity on a pro rata basis:

	June 30,
	2019	2018
Anchor (space of 10,000 square feet or greater)	97.4%	97.3%
Non-Anchor	90.4%	90.3%
Total Occupancy	94.8%	94.6%

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
SPNOI Growth (including Redevelopments) (1)	4.2%	3.7%
_______________

(1)	See Non-GAAP Financial Measures for a definition of the measurement of SPNOI and a reconciliation to net income attributable to common shareholders within this section of Item 2.

	Number of Leases	Square Feet ('000's)	Average New Rent per Square Foot ($)	Average Prior Rent per Square Foot ($)	Average Cost of Tenant Improvements per Square Foot ($)	Change in Base Rent on Cash Basis
Leasing Activity:
Three Months Ended June 30, 2019
New leases (1)	35	103	$26.69	$22.25	$37.60	20.0%
Renewals	121	621	15.62	14.69	—	6.3%
Not comparable spaces	36	189
Total	192	913	$17.20	$15.77	$5.35	9.1%

Six Months Ended June 30, 2019
New leases (1)	78	220	$26.82	$23.27	$37.80	15.3%
Renewals	266	1,446	15.96	15.38	—	3.8%
Not comparable spaces	58	263
Total	402	1,929	$17.40	$16.42	$4.99	6.0%
_______________

(1)	Average external lease commissions per square foot for the three and six months ended June 30, 2019 were $6.05 and $5.47, respectively.
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
While we anticipate occupancy in 2019 to increase slightly from 2018, we are experiencing some fluctuations due to previously announced bankruptcies and the repositioning of those spaces. A reduction in the availability of quality retail space, as well as continued retailer demand, contributed to the increase in overall rental rates on a same-space basis as we completed new leases and renewed existing leases; however, the magnitude of these increases decreased in comparison to previous years due to, among other factors, a continued shift in negotiating leverage to the tenant, especially on anchor spaces. We expect rental rates to continue to increase and the funding of tenant improvements and allowances could increase; however, the variability in the mix of leasing transactions as to size of space, market, use and other factors may impact the magnitude of these increases, both positively and negatively. Leasing volume is anticipated to fluctuate due to the uncertainty in tenant fallouts related to bankruptcies and tenant non-renewals. Our expectation is that SPNOI growth including redevelopments will average between 2.5% to 3.5% for 2019 assuming no significant tenant bankruptcies, although there are no assurances that this will occur.
New Development/Redevelopment
At June 30, 2019, we have two mixed-use projects and a 30-story, high-rise residential tower at our River Oaks Shopping Center that were in various stages of development and are partially or wholly owned. We have funded $297.0 million through June 30, 2019 on these projects, and we estimate our aggregate net investment upon completion to be $485.0 million. Overall, the average projected stabilized return on investment for these multi-use properties, that include retail, office and residential components, is expected to approximate 5.5% upon completion.
We have 11 redevelopment projects in which we plan to invest approximately $86.6 million. Upon completion, the average projected stabilized return on our incremental investment on these redevelopment projects is expected to be between 8.0% and 12.0%.
We had approximately $41.6 million in land held for development at June 30, 2019 that may either be developed or sold. While we are experiencing some interest from retailers and other market participants in our land held for development, opportunities for economically viable developments remain limited. We intend to continue to pursue additional development and redevelopment opportunities in multiple markets; however, finding the right opportunities remains challenging.

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
Results of Operations
Comparison of the Three Months Ended June 30, 2019 to the Three Months Ended June 30, 2018
The following table is a summary of certain items in income from continuing operations from our Condensed Consolidated Statements of Operations, which we believe represent items that significantly changed during the three months ended June 30, 2019 as compared to the same period in 2018:

	Three Months Ended June 30,
	2019	2018	Change	% Change
Revenues	$122,660	$142,086	$(19,426)	(13.7)%
Depreciation and amortization	34,967	50,421	(15,454)	(30.6)
General and administrative expenses	8,880	6,149	2,731	44.4
Interest expense, net	14,953	17,017	(2,064)	(12.1)
Gain on sale of property	52,061	46,953	5,108	10.9
Revenues
The decrease in revenues of $19.4 million is attributable primarily to the $9.9 million impact of dispositions, the $10.1 million below-market lease intangible write-off in the second quarter of 2018 from the termination of a tenant's lease, and $1.0 million of revenues for real estate taxes paid directly by our tenants in 2018, that can no longer be recorded due to the adoption of the new lease accounting standard on January 1, 2019. Offsetting this decrease, the existing portfolio, including acquisition, new development and redevelopment properties, contributed $1.6 million resulting from increases in rental rates and changes in occupancy.

Depreciation and Amortization
The decrease in depreciation and amortization of $15.5 million is attributable primarily to the $13.1 million write-off of an in-place lease intangible from the termination of a tenant's lease in the second quarter of 2018 and disposition activities of $3.5 million, which is offset by an increase of $1.1 million primarily from acquisitions and redevelopment centers.
General and Administrative Expenses
The increase in general and administrative expenses of $2.7 million is attributable primarily to a reduction in capitalized indirect leasing costs of $2.4 million due primarily to the adoption of the new lease accounting standard update on January 1, 2019.
Interest Expense, net
Net interest expense decreased $2.1 million or 12.1%. The components of net interest expense were as follows (in thousands):

	Three Months Ended June 30,
	2019	2018
Gross interest expense	$17,429	$17,896
Gain on extinguishment of debt including related swap activity	—	(1)
Amortization of debt deferred costs, net	888	867
Over-market mortgage adjustment	(81)	(82)
Capitalized interest	(3,283)	(1,663)
Total	$14,953	$17,017
The decrease in net interest expense is attributable primarily to an increase in capitalized interest of $1.6 million associated with an increase in new development and redevelopment activities. Additionally, the decrease in gross interest expense of $.5 million is attributable primarily to a reduction in the weighted average debt outstanding due to the pay down of debt with proceeds from dispositions and cash generated from operations. For the three months ended June 30, 2019, the weighted average debt outstanding was $1.8 billion at a weighted average interest rate of 4.1% as compared to $1.9 billion outstanding at a weighted average interest rate of 4.0% in the same period of 2018.
Gain on Sale of Property
The increase of $5.1 million in gain on sale of property is attributable primarily to the disposition of five centers and other property in the second quarter of 2019 as compared to six centers and other property in the same period of 2018.
Comparison of the Six Months Ended June 30, 2019 to the Six Months Ended June 30, 2018
The following table is a summary of certain items in income from continuing operations from our Condensed Consolidated Statements of Operations, which we believe represent items that significantly changed during the six months ended June 30, 2019 as compared to the same period in 2018:

	Six Months Ended June 30,
	2019	2018	Change	% Change
Revenues	$245,798	$274,538	$(28,740)	(10.5)%
Depreciation and amortization	68,939	88,516	(19,577)	(22.1)
Real estate taxes, net	31,867	35,105	(3,238)	(9.2)
General and administrative expenses	18,461	11,744	6,717	57.2
Interest expense, net	30,242	31,689	(1,447)	(4.6)
Interest and other income (expense)	6,305	2,888	3,417	118.3
Gain on sale of property	69,848	155,998	(86,150)	(55.2)

Revenues
The decrease in revenues of $28.7 million is attributable primarily to the $22.0 million impact of dispositions, the $10.1 million below-market lease intangible write-off in the second quarter of 2018 from the termination of a tenant's lease, and $2.2 million of revenues for real estate taxes paid directly by our tenants in 2018, that can no longer be recorded due to the adoption of the new lease accounting standard on January 1, 2019. Offsetting this decrease, the existing portfolio, including acquisition, new development and redevelopment properties, contributed $5.6 million resulting from increases in rental rates and changes in occupancy.
Depreciation and Amortization
The decrease in depreciation and amortization of $19.6 million is attributable primarily to the $13.1 million write-off of an in-place lease intangible from the termination of a tenant's lease in the second quarter of 2018 and disposition activities of $7.1 million, which is offset by an increase of $.6 million primarily from acquisitions and redevelopment centers.
Real Estate Taxes, net
The decrease in real estate taxes, net of $3.2 million is attributable primarily to dispositions and $2.2 million of real estate taxes paid directly by our tenants in 2018, that can no longer be recorded due to the adoption of the new lease accounting standard on January 1, 2019.
General and Administrative Expenses
The increase in general and administrative expenses of $6.7 million is attributable primarily to a reduction in capitalized indirect leasing costs of $4.7 million due primarily to the adoption of the new lease accounting standard update on January 1, 2019, and a $1.7 million decrease to restricted share compensation in the first quarter of 2018 associated with unanticipated reductions in our share valuation.
Interest Expense, net
Net interest expense decreased $1.4 million or 4.6%. The components of net interest expense were as follows (in thousands):

	Six Months Ended June 30,
	2019	2018
Gross interest expense	$34,819	$36,985
Gain on extinguishment of debt including related swap activity	—	(3,759)
Amortization of debt deferred costs, net	1,790	1,803
Over-market mortgage adjustment	(163)	(237)
Capitalized interest	(6,204)	(3,103)
Total	$30,242	$31,689
The decrease in net interest expense is attributable primarily to a reduction in the weighted average debt outstanding due to the pay down of debt with proceeds from dispositions and cash generated from operations. For the six months ended June 30, 2019, the weighted average debt outstanding was $1.8 billion at a weighted average interest rate of 4.1% as compared to $2.0 billion outstanding at a weighted average interest rate of 3.9% in the same period of 2018. Additionally, net interest expense was impacted by an increase in capitalized interest of $3.1 million associated with an increase in new development and redevelopment activities, and a $3.8 million gain on extinguishment of debt in the first quarter of 2018, including the effect of a swap termination.
Interest and Other Income (Expense)
The increase of $3.4 million in interest and other income (expense) is attributable primarily to a fair value increase of $2.2 million for assets held in a grantor trust related to deferred compensation and an increase of $1.1 million in interest income associated with our investments.
Gain on Sale of Property
The decrease of $86.2 million in gain on sale of property is attributable primarily to the disposition of eight centers and other property in first six months of 2019 as compared to 14 centers and other property in the same period of 2018.

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
As of June 30, 2019, we had available borrowing capacity of $497.9 million under our unsecured revolving credit facility, and our debt maturities for the remainder of 2019 total $69.8 million. As of June 30, 2019, we had cash and cash equivalents available of $118.2 million. Currently, we anticipate our disposition activities to continue and estimate between $350 million to $450 million in dispositions for 2019. Our disposition program has resulted in significant gains that will require the payment of a special dividend before January 31, 2020 in order to retain our REIT status.
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
During the six months ended June 30, 2019, our share of aggregate gross sales proceeds from our dispositions totaled $200.2 million, which were owned by us either directly or through our interest in real estate joint ventures or partnerships. Operating cash flows from assets disposed are included in net cash from operating activities in our Condensed Consolidated Statements of Cash Flows, while proceeds from these disposals are included as investing activities.
We have non-recourse debt secured by acquired or developed properties held in several of our real estate joint ventures and partnerships. At June 30, 2019, off-balance sheet mortgage debt for our unconsolidated real estate joint ventures and partnerships totaled $265.0 million, of which our pro rata ownership was $86.9 million. Scheduled principal mortgage payments on this debt, excluding deferred debt costs and non-cash related items totaling $(2.1) million, at 100% are as follows (in millions):

2019 remaining	$1.5
2020	3.0
2021	173.0
2022	2.1
2023	2.2
Thereafter	85.3
Total	$267.1
We generally have the right to sell or otherwise dispose of our assets except in certain cases where we are required to obtain our joint venture partners’ consent or a third party consent for assets held in special purpose entities that are 100% owned by us.
Investing Activities
Acquisitions
During the six months ended June 30, 2019, we acquired two grocery-anchored shopping centers with an aggregate gross purchase price of $53.7 million. Subsequent to June 30, 2019, a 51% unconsolidated real estate joint venture acquired a grocery-anchored shopping center for $52.6 million.

Dispositions
During the six months ended June 30, 2019, we sold eight centers and other property, including real estate assets owned through our interest in unconsolidated real estate joint ventures and partnerships. Our share of aggregate gross sales proceeds from these transactions totaled $200.2 million and generated our share of the gains of approximately $70.8 million.
New Development/Redevelopment
At June 30, 2019, we had two mixed-use projects and a 30-story, high-rise residential tower at our River Oaks Shopping Center under development with approximately .2 million of total square footage for retail and office space and 962 residential units, that were partially or wholly owned. We have funded $297.0 million through June 30, 2019 on these projects. Upon completion, we expect our aggregate net investment in these multi-use projects to be $485.0 million. Effective January 1, 2019, we stabilized the development in Seattle, Washington, moving it to our operating property portfolio, which added 62,427 square feet to the portfolio at an estimated cost per square foot of $490.
At June 30, 2019, we had 11 redevelopment projects in which we plan to invest approximately $86.6 million. Upon completion, the average projected stabilized return on our incremental investment on these redevelopment projects is expected to be between 8.0% and 12.0%. During the six months ended June 30, 2019, we completed six redevelopment projects, which added approximately 49,000 square feet to the portfolio with an incremental investment totaling $12.4 million.
Capital Expenditures
Capital expenditures for additions to the existing portfolio, acquisitions, tenant improvements, new development, redevelopment and our share of investments in unconsolidated real estate joint ventures and partnerships are as follows (in thousands):

	Six Months Ended June 30,
	2019	2018
Acquisitions	$52,659	$—
New Development	76,998	46,571
Redevelopment	14,548	13,125
Tenant Improvements	16,509	12,401
Capital Improvements	8,822	12,202
Other	3,373	2,350
Total	$172,909	$86,649
The increase in capital expenditures is attributable primarily to the acquisition of two centers and increased activity at our new development and redevelopment centers.
For 2019, we anticipate our acquisitions to total approximately $50 million to $150 million. Our new development and redevelopment investment for 2019 is estimated to be approximately $175 million to $225 million. For 2019, capital and tenant improvements is generally expected to be consistent with 2018 expenditures. No assurances can be provided that our planned activities will occur. Further, we have entered into commitments aggregating $147.5 million comprised principally of construction contracts which are generally due in 12 to 36 months and anticipated to be funded under our unsecured revolving credit facility or through the use of cash generated from operations.
Capital expenditures for additions described above relate to cash flows from investing activities as follows (in thousands):

	Six Months Ended June 30,
	2019	2018
Acquisition of real estate and land	$52,659	$1,265
Development and capital improvements	95,895	70,015
Real estate joint ventures and partnerships - Investments	24,355	15,369
Total	$172,909	$86,649

Capitalized soft costs, including payroll and other general and administrative costs, interest, insurance and real estate taxes, totaled $11.0 million and $7.2 million for the six months ended June 30, 2019 and 2018, respectively.
Financing Activities
Debt
Total debt outstanding was $1.8 billion at June 30, 2019 and consists of $17.6 million, which bears interest at variable rates and $1.8 billion, which bears interest at fixed rates. Additionally, of our total debt, $334.0 million was secured by operating centers while the remaining $1.5 billion was unsecured.
At June 30, 2019, we have a $500 million unsecured revolving credit facility, which expires in March 2020 and provides borrowing rates that float at a margin over LIBOR plus a facility fee. At June 30, 2019, the borrowing margin and facility fee, which are priced off a grid that is tied to our senior unsecured credit ratings, were 90 and 15 basis points, respectively. The facility also contains a competitive bid feature that allows us to request bids for up to $250 million. Additionally, an accordion feature allows us to increase the facility amount up to $850 million. As of July 29, 2019, we had no amounts outstanding, and the available balance was $497.9 million, net of $2.1 million in outstanding letters of credit.
At June 30, 2019, we have a $10 million unsecured short-term facility that we maintain for cash management purposes. The facility, which matures in March 2020, provides for fixed interest rate loans at a 30-day LIBOR rate plus borrowing margin, facility fee and an unused facility fee of 125, 10, and 5 basis points, respectively. As of July 29, 2019, we had no amounts outstanding under this facility.
For the six months ended June 30, 2019, the maximum balance and weighted average balance outstanding under both facilities combined were $5.0 million and $.2 million, respectively, at a weighted average interest rate of 3.3%.
Our five most restrictive covenants, composed from both our public debt and revolving credit facility, include debt to asset, secured debt to asset, fixed charge, unencumbered asset test and unencumbered interest coverage ratios. We are not aware of any non-compliance with our public debt and revolving credit facility covenants as of June 30, 2019.
Our most restrictive public debt covenant ratios, as defined in our indenture and supplemental indenture agreements, were as follows at June 30, 2019:

Covenant	Restriction	Actual
Debt to Asset Ratio	Less than 60.0%	37.2%
Secured Debt to Asset Ratio	Less than 40.0%	6.9%
Fixed Charge Ratio	Greater than 1.5	4.7
Unencumbered Asset Test	Greater than 150%	291.3%
Equity
Our Board of Trust Managers approved the current quarter 2019 dividend of $.395 per common share. Common share dividends paid totaled $101.6 million for the six months ended June 30, 2019. Our dividend payout ratio (as calculated as dividends paid on common shares divided by core funds from operations attributable to common shareholders - basic) for the six months ended June 30, 2019 approximated 75.3% (see Non-GAAP Financial Measures for additional information). Our disposition program has resulted in significant gains that will require the payment of a special dividend before January 31, 2020 in order to retain our REIT status.
We have a $200 million share repurchase plan. Under this plan, we may repurchase common shares from time-to-time in open-market or in privately negotiated purchases. The timing and amount of any shares repurchased will be determined by management based on its evaluation of market conditions and other factors. The repurchase plan may be suspended or discontinued at any time, and we have no obligations to repurchase any amount of our common shares under the plan. At June 30, 2019 and as of the date of this filing, $181.5 million of common shares remained available to be repurchased under this plan.
We have an effective universal shelf registration statement which expires in September 2020. We will continue to closely monitor both the debt and equity markets and carefully consider our available financing alternatives, including both public offerings and private placements.

Contractual Obligations
We have debt obligations related to our mortgage loans and unsecured debt, including any draws on our credit facilities. We have shopping centers that are subject to ground leases where a third party owns and has leased the underlying land to us to construct and/or operate a shopping center. The table below excludes obligations related to our new development projects because such amounts are not fixed or determinable, and commitments aggregating $147.5 million comprised principally of construction contracts which are generally due in 12 to 36 months. The following table summarizes our primary contractual obligations as of June 30, 2019 (in thousands):

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Mortgages and Notes Payable (1)
Unsecured Debt	$1,691,227	$42,912	$106,750	$687,030	$854,535
Secured Debt	407,319	76,316	47,080	98,104	185,819
Lease Payments	110,371	1,214	5,037	4,768	99,352
Other Obligations (2)	60,420	33,374	27,046
Total Contractual Obligations	$2,269,337	$153,816	$185,913	$789,902	$1,139,706

_______________

(1)
Includes principal and interest with interest on variable-rate debt calculated using rates at June 30, 2019. Also, excludes a $60.9 million debt service guaranty liability. See Note 5 for additional information.

(2)
Other obligations include income and real estate tax payments, commitments associated with our secured debt and other employee payments. Contributions to our retirement plan were fully funded for 2019, and therefore are excluded from the above table. See Note 12 for additional information.

Related to a development project in Sheridan, Colorado, we have provided a guaranty for the payment of any debt service shortfalls on tax increment revenue bonds issued in connection with the project. The Sheridan Redevelopment Agency issued Series A bonds used for an urban renewal project, of which $60.9 million remain outstanding at June 30, 2019. The bonds are to be repaid with incremental sales and property taxes and a PIF to be assessed on current and future retail sales and, to the extent necessary, any amounts we may have to provide under a guaranty. The incremental taxes and PIF are to remain intact until the earlier of the payment of the bond liability in full or 2040. The debt associated with this guaranty has been recorded in our condensed consolidated financial statements as of June 30, 2019.
Off Balance Sheet Arrangements
As of June 30, 2019, none of our off-balance sheet arrangements had a material effect on our liquidity or availability of, or requirement for, our capital resources. Letters of credit totaling $7.0 million were outstanding at June 30, 2019.
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

As of June 30, 2019, one unconsolidated real estate joint venture was determined to be a VIE through the issuance of a secured loan, since the lender had the ability to make decisions that could have a significant impact on the profitability of the entity. Our maximum risk of loss associated with this VIE was limited to $34.0 million at June 30, 2019. Also at June 30, 2019, another joint venture arrangement for the future development of a mixed-use project was determined to be a VIE. We are not the primary beneficiary as the substantive participating rights associated with the entity are shared, and we do not have the power to direct the significant activities of the entity. We anticipate future funding of approximately $32 million associated with the mixed-use project through 2020.
Effective December 31, 2018, a real estate limited partnership agreement with a foreign institutional investor was amended to include potential acquisitions of real estate approved by the institutional investor of up to $61 million through December 31, 2019 with an option to extend for an additional one-year period with the consent of the institutional investor. Our ownership in this unconsolidated real estate limited partnership agreement is 51%, and subsequent to June 30, 2019, one grocery-anchored shopping center was purchased with a gross purchase price of $52.6 million by this real estate limited partnership.
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

NAREIT FFO and Core FFO is calculated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income attributable to common shareholders	$83,809	$78,289	$133,475	$225,113
Depreciation and amortization of real estate	34,732	50,110	68,475	87,875
Depreciation and amortization of real estate of unconsolidated real estate joint ventures and partnerships	2,789	3,261	5,741	6,445
Impairment of properties and real estate equity investments	—	—	74	—
Gain on sale of property, investment securities and interests in real estate equity investments	(51,605)	(46,701)	(70,554)	(155,739)
Gain on dispositions of unconsolidated real estate joint ventures and partnerships	(1,106)	(1,219)	(1,380)	(3,582)
Provision for income taxes (1)	44	322	44	483
Noncontrolling interests and other (2)	(484)	(85)	(973)	1,125
NAREIT FFO – basic (3)	68,179	83,977	134,902	161,720
Income attributable to operating partnership units	528	528	1,056	1,056
NAREIT FFO – diluted (3)	68,707	84,505	135,958	162,776
Adjustments for Core FFO:
Loss (gain) on extinguishment of debt including related swap activity	—	99	—	(3,458)
Lease terminations	—	(10,023)	—	(10,023)
Other	—	(240)	—	(240)
Core FFO – diluted	$68,707	$74,341	$135,958	$149,055

FFO weighted average shares outstanding – basic	127,856	127,505	127,807	127,714
Effect of dilutive securities:
Share options and awards	847	813	841	799
Operating partnership units	1,432	1,432	1,432	1,432
FFO weighted average shares outstanding – diluted	130,135	129,750	130,080	129,945

NAREIT FFO per common share – basic	$.53	$.66	$1.06	$1.27

NAREIT FFO per common share – diluted	$.53	$.65	$1.05	$1.25

Core FFO per common share – diluted	$.53	$.57	$1.05	$1.15
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

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Beginning of the period	168	171
Properties added:
New Developments	—	1
Properties removed:
Dispositions	(4)	(8)
End of the period	164	164

We calculate SPNOI using net income attributable to common shareholders and adjusted for net income attributable to noncontrolling interests, other income (expense), income taxes and equity in earnings of real estate joint ventures and partnerships. Additionally to reconcile to SPNOI, we exclude the effects of property management fees, certain non-cash revenues and expenses such as straight-line rental revenue and the related reversal of such amounts upon early lease termination, depreciation and amortization, impairment losses, general and administrative expenses and other items such as lease cancellation income, environmental abatement costs, demolition expenses, and lease termination fees. Consistent with the capital treatment of such costs under GAAP, tenant improvements, leasing commissions and other direct leasing costs are excluded from SPNOI. A reconciliation of net income attributable to common shareholders to SPNOI is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income attributable to common shareholders	$83,809	$78,289	$133,475	$225,113
Add:
Net income attributable to noncontrolling interests	1,711	1,582	3,299	3,727
Provision for income taxes	484	684	661	1,467
Interest expense, net	14,953	17,017	30,242	31,689
Property management fees	683	630	1,556	1,497
Depreciation and amortization	34,967	50,421	68,939	88,516
Impairment loss	—	—	74	—
General and administrative	8,880	6,149	18,461	11,744
Other (1)	743	218	1,989	1,018
Less:
Gain on sale of property	(52,061)	(46,953)	(69,848)	(155,998)
Equity in earnings of real estate joint ventures and partnership interests, net	(6,665)	(5,318)	(12,082)	(11,311)
Interest and other income/expense	(1,921)	(1,355)	(6,305)	(2,888)
Revenue adjustments (2)	(3,060)	(14,108)	(6,279)	(18,040)
Adjusted income	82,523	87,256	164,182	176,534
Less: Adjusted income related to consolidated entities not defined as same property and noncontrolling interests	(2,828)	(10,816)	(5,285)	(23,756)
Add: Pro rata share of unconsolidated entities defined as same property	8,621	8,345	16,908	16,699
Same Property Net Operating Income	88,316	84,785	175,805	169,477
Less: Redevelopment Net Operating Income	(8,219)	(6,839)	(15,991)	(13,902)
Same Property Net Operating Income excluding Redevelopments	$80,097	$77,946	$159,814	$155,575
___________________

(1)	Other includes items such as environmental abatement costs, demolition expenses, lease termination fees and ground rent.

(2)	Revenue adjustments consist primarily of straight-line rentals, lease cancellation income and fee income primarily from real estate joint ventures and partnerships.
Newly Issued Accounting Pronouncements
See Note 2 to our condensed consolidated financial statements in Item 1 for additional information related to recent accounting pronouncements.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk
We use fixed and floating-rate debt to finance our capital requirements. These transactions expose us to market risk related to changes in interest rates. Derivative financial instruments may be used to manage a portion of this risk, primarily interest rate contracts with major financial institutions. These agreements expose us to credit risk in the event of non-performance by the counter-parties. We do not engage in the trading of derivative financial instruments in the normal course of business. At June 30, 2019, we had fixed-rate debt of $1.8 billion, and variable-rate debt of $17.6 million. In the event interest rates were to increase 100 basis points and holding all other variables constant, annual net income and cash flows for the following year would decrease by approximately $.2 million associated with our variable-rate debt. The effect of the 100 basis points increase would decrease the fair value of our variable-rate and fixed-rate debt by approximately $.01 million and $82.8 million, respectively.
ITEM 4.    Controls and Procedures
Under the supervision and with the participation of our principal executive officer and principal financial officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of June 30, 2019. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2019.
There has been no change to our internal control over financial reporting during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Repurchases of our common shares for the quarter ended June 30, 2019 are as follows (in thousands, except per share amounts):

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet be Purchased Under the Program
May 1, 2019 to May 31, 2019	3,346	$27.84
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
Joe D. Shafer
Senior Vice President/Chief Accounting Officer
(Principal Accounting Officer)
DATE: August 7, 2019

EXHIBIT INDEX

(a)		Exhibits:
31.1*	—	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
31.2*	—	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
32.1**	—	Certification pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2**	—	Certification pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
101.INS**	—	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH**	—	XBRL Taxonomy Extension Schema Document
101.CAL**	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	—	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE**	—	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed with this report.
**	Furnished with this report.