Form 10-Q
period 2019-09-30
WEINGARTEN REALTY INVESTORS /TX/
filed 2019-11-05
CIK 828916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes☐No☒
As of October 28, 2019, there were 128,673,480 common shares of beneficial interest of Weingarten Realty Investors, $.03 par value, outstanding.

PART I-FINANCIAL INFORMATION
ITEM 1. Financial Statements
WEINGARTEN REALTY INVESTORS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Rentals, net	$117,378	$125,586	$356,666	$393,471
Other	3,984	3,204	10,494	9,857
Total Revenues	121,362	128,790	367,160	403,328
Operating Expenses:
Depreciation and amortization	33,380	38,042	102,319	126,558
Operating	22,912	22,555	69,927	69,929
Real estate taxes, net	15,205	17,601	47,072	52,706
Impairment loss	—	2,398	74	2,398
General and administrative	8,432	5,971	26,893	17,715
Total Operating Expenses	79,929	86,567	246,285	269,306
Other Income (Expense):
Interest expense, net	(13,820)	(15,996)	(44,062)	(47,685)
Interest and other income, net	1,104	1,847	7,409	4,735
Gain on sale of property	74,115	17,079	143,963	173,077
Total Other Income	61,399	2,930	107,310	130,127
Income Before Income Taxes and Equity in Earnings of Real Estate Joint Ventures and Partnerships	102,832	45,153	228,185	264,149
(Provision) Benefit for Income Taxes	(21)	99	(682)	(1,368)
Equity in Earnings of Real Estate Joint Ventures and Partnerships, net	5,698	8,022	17,780	19,333
Net Income	108,509	53,274	245,283	282,114
Less: Net Income Attributable to Noncontrolling Interests	(1,767)	(10,293)	(5,066)	(14,020)
Net Income Attributable to Common Shareholders	$106,742	$42,981	$240,217	$268,094
Earnings Per Common Share - Basic:
Net income attributable to common shareholders	$.83	$.34	$1.88	$2.10
Earnings Per Common Share - Diluted:
Net income attributable to common shareholders	$.82	$.34	$1.86	$2.08
See Notes to Condensed Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net Income	$108,509	$53,274	$245,283	$282,114
Cumulative effect adjustment of new accounting standards	—	—	—	(1,541)
Other Comprehensive Income (Loss):
Net unrealized gain on derivatives	—	—	—	1,379
Reclassification adjustment of derivatives and designated hedges into net income	(223)	(224)	(663)	(4,078)
Retirement liability adjustment	305	325	892	903
Total	82	101	229	(1,796)
Comprehensive Income	108,591	53,375	245,512	278,777
Comprehensive Income Attributable to Noncontrolling Interests	(1,767)	(10,293)	(5,066)	(14,020)
Comprehensive Income Adjusted for Noncontrolling Interests	$106,824	$43,082	$240,446	$264,757
See Notes to Condensed Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share amounts)

	September 30, 2019	December 31, 2018
ASSETS
Property	$4,026,900	$4,105,068
Accumulated Depreciation	(1,118,148)	(1,108,188)
Property, net *	2,908,752	2,996,880
Investment in Real Estate Joint Ventures and Partnerships, net	422,795	353,828
Total	3,331,547	3,350,708
Unamortized Lease Costs, net	126,729	142,014
Accrued Rent, Accrued Contract Receivables and Accounts Receivable (net of allowance for doubtful accounts of $6,855 in 2018) *	79,277	97,924
Cash and Cash Equivalents *	124,406	65,865
Restricted Deposits and Escrows	62,274	10,272
Other, net	188,357	160,178
Total Assets	$3,912,590	$3,826,961
LIABILITIES AND EQUITY
Debt, net *	$1,736,803	$1,794,684
Accounts Payable and Accrued Expenses	124,059	113,175
Other, net	199,251	168,403
Total Liabilities	2,060,113	2,076,262
Commitments and Contingencies (see Note 14)	—	—
Equity:
Shareholders’ Equity:
Common Shares of Beneficial Interest - par value, $.03 per share; shares authorized: 275,000; shares issued and outstanding: 128,673 in 2019 and 128,333 in 2018	3,904	3,893
Additional Paid-In Capital	1,778,828	1,766,993
Net Income Less Than Accumulated Dividends	(98,681)	(186,431)
Accumulated Other Comprehensive Loss	(10,320)	(10,549)
Total Shareholders’ Equity	1,673,731	1,573,906
Noncontrolling Interests	178,746	176,793
Total Equity	1,852,477	1,750,699
Total Liabilities and Equity	$3,912,590	$3,826,961
* Consolidated variable interest entities' assets and debt included in the above balances (see Note 15):
Property, net	$197,312	$198,466
Accrued Rent, Accrued Contract Receivables and Accounts Receivable, net	9,825	12,220
Cash and Cash Equivalents	10,388	8,243
Debt, net	45,191	45,774
See Notes to Condensed Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2019	2018
Cash Flows from Operating Activities:
Net Income	$245,283	$282,114
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	102,319	126,558
Amortization of debt deferred costs and intangibles, net	2,437	2,354
Non-cash lease expense	916	—
Impairment loss	74	2,398
Equity in earnings of real estate joint ventures and partnerships, net	(17,780)	(19,333)
Gain on sale of property	(143,963)	(173,077)
Distributions of income from real estate joint ventures and partnerships	14,909	12,817
Changes in accrued rent, accrued contract receivables and accounts receivable, net	14,206	3,459
Changes in unamortized lease costs and other assets, net	(8,260)	(10,697)
Changes in accounts payable, accrued expenses and other liabilities, net	(3,633)	(1,858)
Other, net	2,643	(10,133)
Net cash provided by operating activities	209,151	214,602
Cash Flows from Investing Activities:
Acquisition of real estate and land, net	(54,069)	(1,265)
Development and capital improvements	(130,857)	(112,927)
Proceeds from sale of property and real estate equity investments, net	358,531	372,439
Real estate joint ventures and partnerships - Investments	(68,200)	(25,731)
Real estate joint ventures and partnerships - Distribution of capital	2,344	4,487
Proceeds from investments	10,125	1,500
Other, net	49	5,180
Net cash provided by investing activities	117,923	243,683
Cash Flows from Financing Activities:
Proceeds from issuance of debt	—	638
Principal payments of debt	(54,226)	(255,472)
Changes in unsecured credit facilities	(5,000)	—
Proceeds from issuance of common shares of beneficial interest, net	844	6,729
Repurchase of common shares of beneficial interest, net	—	(18,564)
Common share dividends paid	(152,467)	(152,110)
Debt issuance and extinguishment costs paid	(316)	(1,189)
Distributions to noncontrolling interests	(3,807)	(15,063)
Contributions from noncontrolling interests	326	1,324
Other, net	(1,885)	869
Net cash used in financing activities	(216,531)	(432,838)
Net increase in cash, cash equivalents and restricted cash equivalents	110,543	25,447
Cash, cash equivalents and restricted cash equivalents at January 1	76,137	21,334
Cash, cash equivalents and restricted cash equivalents at September 30	$186,680	$46,781
Supplemental disclosure of cash flow information:
Cash paid for interest (net of amount capitalized of $9,897 and $5,387, respectively)	$45,757	$53,890
Cash paid for income taxes	$1,456	$1,515
Cash paid for amounts included in operating lease liabilities	$2,215	$—
See Notes to Condensed Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, except per share amounts)

	Nine Months Ended September 30, 2019
	Common Shares of Beneficial Interest	Additional Paid-In Capital	Net Income Less Than Accumulated Dividends	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance, January 1, 2019	$3,893	$1,766,993	$(186,431)	$(10,549)	$176,793	$1,750,699
Net income			49,666		1,588	51,254
Shares issued under benefit plans, net	10	8,141				8,151
Dividends paid – common shares ($.395 per share)			(50,816)			(50,816)
Distributions to noncontrolling interests					(1,572)	(1,572)
Contributions from noncontrolling interests					326	326
Other comprehensive income				69		69
Other, net		1,955			368	2,323
Balance, March 31, 2019	3,903	1,777,089	(187,581)	(10,480)	177,503	1,760,434
Net income			83,809		1,711	85,520
Shares issued under benefit plans, net	1	1,231				1,232
Dividends paid – common shares ($.395 per share)			(50,825)			(50,825)
Distributions to noncontrolling interests					(1,589)	(1,589)
Other comprehensive income				78		78
Balance, June 30, 2019	3,904	1,778,320	(154,597)	(10,402)	177,625	1,794,850
Net income			106,742		1,767	108,509
Shares issued under benefit plans, net		508				508
Dividends paid – common shares ($.395 per share)			(50,826)			(50,826)
Distributions to noncontrolling interests					(646)	(646)
Other comprehensive income				82		82
Balance, September 30, 2019	$3,904	$1,778,828	$(98,681)	$(10,320)	$178,746	$1,852,477
See Notes to Condensed Consolidated Financial Statements.

	Nine Months Ended September 30, 2018
	Common Shares of Beneficial Interest	Additional Paid-In Capital	Net Income Less Than Accumulated Dividends	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance, January 1, 2018	$3,897	$1,772,066	$(137,065)	$(6,170)	$177,114	$1,809,842
Net income			146,824		2,145	148,969
Shares repurchased and cancelled	(9)	(8,099)				(8,108)
Shares issued under benefit plans, net	7	5,339				5,346
Cumulative effect adjustment of new accounting standards			5,497	(1,541)		3,956
Dividends paid – common shares ($.395 per share)			(50,836)			(50,836)
Distributions to noncontrolling interests					(884)	(884)
Contributions from noncontrolling interests					41	41
Other comprehensive loss				(1,983)		(1,983)
Balance, March 31, 2018	3,895	1,769,306	(35,580)	(9,694)	178,416	1,906,343
Net income			78,289		1,582	79,871
Shares repurchased and cancelled	(11)	(10,445)				(10,456)
Shares issued under benefit plans, net	2	2,096				2,098
Dividends paid – common shares ($.395 per share)			(50,587)			(50,587)
Distributions to noncontrolling interests					(3,709)	(3,709)
Contributions from noncontrolling interests					348	348
Other comprehensive income				86		86
Balance, June 30, 2018	3,886	1,760,957	(7,878)	(9,608)	176,637	1,923,994
Net income			42,981		10,293	53,274
Shares issued under benefit plans, net	7	5,571				5,578
Dividends paid – common shares ($.395 per share)			(50,687)			(50,687)
Distributions to noncontrolling interests					(10,470)	(10,470)
Contributions from noncontrolling interests					935	935
Other comprehensive income				101		101
Other, net					(4)	(4)
Balance, September 30, 2018	$3,893	$1,766,528	$(15,584)	$(9,507)	$177,391	$1,922,721

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
We operate a portfolio of neighborhood and community shopping centers, totaling approximately 33.0 million square feet of gross leasable area that is either owned by us or others. We have a diversified tenant base, with our largest tenant comprising only 2.4% of base minimum rental revenues during the first nine months of 2019. Total revenues generated by our centers located in Houston and its surrounding areas was 20.0% of total revenue for the nine months ended September 30, 2019, and an additional 9.2% of total revenue was generated during this period from centers that are located in other parts of Texas. Also, in Florida and California, an additional 19.7% and 18.1%, respectively, of total revenue was generated during the first nine months of 2019.
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
Restricted Deposits and Escrows
Restricted deposits are held or restricted for a specific use or in a qualified escrow account for the purposes of completing like-kind exchange transactions. Escrows consist of deposits held by third parties or lenders for a specific use; including, capital improvements, rental income and taxes.

Our restricted deposits and escrows consist of the following (in thousands):

	September 30, 2019	December 31, 2018
Restricted deposits (1)	$60,925	$8,150
Escrows	1,349	2,122
Total	$62,274	$10,272

___________________
(1)The increase between the periods presented is primarily attributable to $45.5 million placed in a qualified escrow account for the purpose of completing like-kind exchange transactions.
Other Assets, net
Other assets include an asset related to the debt service guaranty (see Note 5 for further information), tax increment revenue bonds, right-of-use assets, investments, investments held in a grantor trust, deferred tax assets, prepaid expenses, the net value of above-market leases, deferred debt costs associated with our revolving credit facilities and other miscellaneous receivables. Right-of-use assets are amortized to achieve the recognition of rent expense on a straight-line basis after adjusting for the corresponding lease liabilities’ interest over the lives of the leases. Investments held in a grantor trust and investments in mutual funds are adjusted to fair value at each period with changes included in our Condensed Consolidated Statements of Operations. Investments held to maturity are carried at amortized cost and are adjusted using the interest method for amortization of premiums and accretion of discounts. Our tax increment revenue bonds have been classified as held to maturity and are recorded at amortized cost offset by a recognized credit loss (see Note 16 for further information). Above-market leases are amortized as adjustments to rental revenues over terms of the acquired leases. Deferred debt costs, including those classified in debt, are amortized primarily on a straight-line basis, which approximates the effective interest rate method, over the terms of the debt. Other miscellaneous receivables have a reserve applied to the carrying amount when it becomes apparent that conditions exist that may lead to our inability to fully collect the outstanding amounts due. Such conditions include delinquent or late payments on receivables, deterioration in the ongoing relationship with the borrower and other relevant factors. We establish a reserve when expected loss conditions exist by reviewing the borrower’s ability to generate revenues to meet debt service requirements and assessing the fair value of any collateral.
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

Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component consists of the following (in thousands):

	Gain on Investments	Gain on Cash Flow Hedges		Defined Benefit Pension Plan-Actuarial Loss		Total
Balance, January 1, 2019	$—	$(4,501)		$15,050		$10,549
Amounts reclassified from accumulated other comprehensive loss		219		(288)	(1)	(69)
Net other comprehensive loss (income)	—	219		(288)		(69)
Balance, March 31, 2019	—	(4,282)		14,762		10,480
Amounts reclassified from accumulated other comprehensive loss		221		(299)	(1)	(78)
Net other comprehensive loss (income)	—	221		(299)		(78)
Balance, June 30, 2019	—	(4,061)		14,463		10,402
Amounts reclassified from accumulated other comprehensive loss		223		(305)	(1)	(82)
Net other comprehensive loss (income)	—	223		(305)		(82)
Balance, September 30, 2019	$—	$(3,838)		$14,158		$10,320

	Gain on Investments	Gain on Cash Flow Hedges		Defined Benefit Pension Plan-Actuarial Loss		Total
Balance, January 1, 2018	$(1,541)	$(7,424)		$15,135		$6,170
Cumulative effect adjustment of accounting standards	1,541					1,541
Change excluding amounts reclassified from accumulated other comprehensive loss		(1,379)				(1,379)
Amounts reclassified from accumulated other comprehensive loss		3,633	(2)	(271)	(1)	3,362
Net other comprehensive loss (income)	—	2,254		(271)		1,983
Balance, March 31, 2018	—	(5,170)		14,864		9,694
Amounts reclassified from accumulated other comprehensive loss		221		(307)	(1)	(86)
Net other comprehensive loss (income)	—	221		(307)		(86)
Balance, June 30, 2018	—	(4,949)		14,557		9,608
Amounts reclassified from accumulated other comprehensive loss		224		(325)	(1)	(101)
Net other comprehensive loss (income)	—	224		(325)		(101)
Balance, September 30, 2018	$—	$(4,725)		$14,232		$9,507
_______________
(1)This reclassification component is included in the computation of net periodic benefit cost (see Note 12 for additional information).
(2)This reclassification component is included in interest expense.
Additionally, as of September 30, 2019 and December 31, 2018, the net gain balance in accumulated other comprehensive loss relating to previously terminated cash flow interest rate swap contracts was $3.8 million and $4.5 million, respectively, which will be reclassified to net interest expense as interest payments are made on the originally hedged debt. Within the next 12 months, approximately $.9 million in accumulated other comprehensive loss is expected to be reclassified as a reduction to interest expense related to our interest rate contracts.

Reclassifications
We have reclassified prior years’ miscellaneous lease-related revenues identified during our implementation of Accounting Standard Update ("ASU") No. 2016-02, "Leases" of $.3 million and $1.0 million for the three and nine months ended September 30, 2018 to Rentals, net from Other revenue in our Condensed Consolidated Statements of Operations to conform to the current year presentation (see Note 2 for further information).
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

◦
We previously accounted for real estate taxes that are paid directly by the tenant on a gross basis in our consolidated financial statements. These ASUs have indicated that a lessor should exclude from variable payments, lessor costs paid by a lessee directly to a third party. Therefore, we have excluded any costs paid directly by the tenant from our revenues and expenses and will only include as variable payments those which are reimbursed to us by our tenants. Real estate taxes paid directly by our tenants was $1.1 million and $3.3 million for the three and nine months ended September 30, 2018, respectively.

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
Not Yet Adopted
In June 2016, the FASB issued ASU No. 2016-13, "Measurement of Credit Losses on Financial Instruments." This ASU was further updated by ASU No. 2018-19, "Codification Improvements to Topic 326, Financial Instruments - Credit Losses," ASU No. 2019-04, "Codification Improvements to Topic 326, Financial Instruments - Credit Losses" and ASU No. 2019-05, "Targeted Transition Relief." These ASUs amend prior guidance on the impairment of financial instruments, and adds an impairment model that is based on expected losses rather than incurred losses with the recognition of an allowance based on an estimate of expected credit losses. The provisions of ASU No. 2016-13, as amended in subsequently issued amendments, are effective for us as of January 1, 2020.
We are in the process of evaluating the impact that the adoption of ASU 2016-13, as amended, will have on our consolidated financial statements and related disclosures. In identifying all of our financial instruments covered under this guidance, the majority of our instruments result from operating leasing transactions, which are not within the scope of the new standard and are to remain governed by the recently issued leasing guidance and other previously issued guidance. We do not believe the adoption of this standard will have a material impact to our consolidated financial statements.

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
Note 3. Property
Our property consists of the following (in thousands):

	September 30, 2019	December 31, 2018
Land	$864,336	$919,237
Land held for development	40,661	45,673
Land under development	52,887	55,793
Buildings and improvements	2,836,466	2,927,954
Construction in-progress	232,550	156,411
Total	$4,026,900	$4,105,068

During the nine months ended September 30, 2019, we sold 12 centers and other property. Aggregate gross sales proceeds from these transactions approximated $375.1 million and generated gains of approximately $144.0 million. Also, during the nine months ended September 30, 2019, we acquired two grocery-anchored shopping centers and other property with an aggregate gross purchase price of approximately $55.1 million, and we invested $81.8 million in new development projects.

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

	September 30, 2019	December 31, 2018
Combined Condensed Balance Sheets
ASSETS
Property	$1,374,095	$1,268,557
Accumulated depreciation	(325,426)	(305,327)
Property, net	1,048,669	963,230
Other assets, net	105,161	104,267
Total Assets	$1,153,830	$1,067,497
LIABILITIES AND EQUITY
Debt, net (primarily mortgages payable)	$265,455	$269,113
Amounts payable to Weingarten Realty Investors and Affiliates	12,057	11,732
Other liabilities, net	28,162	24,717
Total Liabilities	305,674	305,562
Equity	848,156	761,935
Total Liabilities and Equity	$1,153,830	$1,067,497

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Combined Condensed Statements of Operations
Revenues, net	$33,853	$33,626	$99,245	$100,322
Expenses:
Depreciation and amortization	7,914	7,925	23,409	24,164
Interest, net	2,336	2,974	7,286	9,478
Operating	6,035	6,001	17,820	18,074
Real estate taxes, net	4,891	4,728	13,948	14,861
General and administrative	110	253	422	573
Provision for income taxes	34	33	103	106
Total	21,320	21,914	62,988	67,256
Gain on dispositions	—	4,052	2,009	9,491
Net income	$12,533	$15,764	$38,266	$42,557

Our investment in real estate joint ventures and partnerships, as reported in our Condensed Consolidated Balance Sheets, differs from our proportionate share of the entities' underlying net assets due to basis differences, which arose upon the transfer of assets to the joint ventures. The net positive basis differences, which totaled $7.8 million and $5.2 million at September 30, 2019 and December 31, 2018, respectively, are generally amortized over the useful lives of the related assets.

During 2019, a parcel of land was sold with gross sales proceeds of approximately $2.3 million, of which our share of the gain, included in equity earnings in real estate joint ventures and partnerships, totaled $1.1 million. In July 2019, a 51% owned unconsolidated real estate joint venture acquired a center with a gross purchase price of $52.6 million.
During 2018, a center was sold through a series of partial sales with gross sales proceeds of approximately $33.9 million, of which our share of the gain, included in equity earnings in real estate joint ventures and partnerships, totaled $6.3 million.
Note 5. Debt
Our debt consists of the following (in thousands):

	September 30, 2019	December 31, 2018
Debt payable, net to 2038 (1)	$1,654,075	$1,706,886
Unsecured notes payable under credit facilities	—	5,000
Debt service guaranty liability	60,900	60,900
Finance lease obligation	21,828	21,898
Total	$1,736,803	$1,794,684

_______________

(1)	At September 30, 2019, interest rates ranged from 3.3% to 7.0% at a weighted average rate of 3.9%. At December 31, 2018, interest rates ranged from 3.3% to 7.0% at a weighted average rate of 4.0%.
The allocation of total debt between fixed and variable-rate as well as between secured and unsecured is summarized below (in thousands):

	September 30, 2019	December 31, 2018
As to interest rate (including the effects of interest rate contracts):
Fixed-rate debt	$1,719,311	$1,771,999
Variable-rate debt	17,492	22,685
Total	$1,736,803	$1,794,684
As to collateralization:
Unsecured debt	$1,453,817	$1,457,432
Secured debt	282,986	337,252
Total	$1,736,803	$1,794,684

We maintain a $500 million unsecured revolving credit facility, which was amended and extended on March 30, 2016. This facility expires in March 2020, provides for two consecutive six-month extensions upon our request, and borrowing rates that float at a margin over LIBOR plus a facility fee. At both September 30, 2019 and December 31, 2018, the borrowing margin and facility fee, which are priced off a grid that is tied to our senior unsecured credit ratings, were 90 and 15 basis points, respectively. The facility also contains a competitive bid feature that allows us to request bids for up to $250 million. Additionally, an accordion feature allows us to increase the facility amount up to $850 million.
Additionally, we have a $10 million unsecured short-term facility, which was amended and extended on March 27, 2019, that we maintain for cash management purposes, which matures in March 2020. At both September 30, 2019 and December 31, 2018, the facility provided for fixed interest rate loans at a 30-day LIBOR rate plus a borrowing margin, facility fee and an unused facility fee of 125, 10, and 5 basis points, respectively.

The following table discloses certain information regarding our unsecured notes payable under our credit facilities (in thousands, except percentages):

	September 30, 2019	December 31, 2018
Unsecured revolving credit facility:
Balance outstanding	$—	$5,000
Available balance	497,946	492,946
Letters of credit outstanding under facility	2,054	2,054
Variable interest rate (excluding facility fee)	—%	3.3%
Unsecured short-term facility:
Balance outstanding	$—	$—
Variable interest rate (excluding facility fee)	—%	—%
Both facilities:
Maximum balance outstanding during the period	$5,000	$26,500
Weighted average balance	165	1,096
Year-to-date weighted average interest rate (excluding facility fee)	3.3%	2.9%

Related to a development project in Sheridan, Colorado, we have provided a guaranty for the payment of any debt service shortfalls until a coverage rate of 1.4x is met on tax increment revenue bonds issued in connection with the project. The bonds are to be repaid with incremental sales and property taxes and a public improvement fee (“PIF”) to be assessed on current and future retail sales and, to the extent necessary, any amounts we may have to provide under a guaranty. The incremental taxes and PIF are to remain intact until the earlier of the date the bond liability has been paid in full or 2040. Therefore, a debt service guaranty liability equal to the fair value of the amounts funded under the bonds was recorded. As of both September 30, 2019 and December 31, 2018, we had $60.9 million outstanding for the debt service guaranty liability.
On July 1, 2019, we repaid a $50 million secured fixed-rate mortgage with a 7.0% interest rate from cash from our disposition proceeds.
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
Various leases and properties, and current and future rentals from those leases and properties, collateralize certain debt. At September 30, 2019 and December 31, 2018, the carrying value of such assets aggregated $.5 billion and $.6 billion, respectively. Additionally, at September 30, 2019 and December 31, 2018, investments of $5.3 million and $5.2 million, respectively, are held as collateral for letters of credit totaling $5.0 million.

Scheduled principal payments on our debt (excluding $21.8 million of a finance lease obligation, $(4.1) million net premium/(discount) on debt, $(5.8) million of deferred debt costs, $1.5 million of non-cash debt-related items, and $60.9 million debt service guaranty liability) are due during the following years (in thousands):

2019 remaining	$1,960
2020	22,114
2021	18,434
2022	307,922
2023	347,815
2024	252,153
2025	293,807
2026	277,291
2027	38,288
2028	92,159
Thereafter	10,435
Total	$1,662,378

Our various debt agreements contain restrictive covenants, including minimum interest and fixed charge coverage ratios, minimum unencumbered interest coverage ratios, minimum net worth requirements and maximum total debt levels. We are not aware of any non-compliance with our public debt and revolving credit facility covenants as of September 30, 2019.
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
Also, we have two properties under a finance lease that consists of variable lease payments with a purchase option. The right-of-use asset associated with this finance lease at September 30, 2019 was $8.9 million. At December 31, 2018, the related assets associated with a capital lease in buildings and improvements totaled $15.7 million, and the balance of accumulated depreciation was $14.1 million. Amortization of property under the finance lease is included in depreciation and amortization expense. Note that amounts prior to January 1, 2019 were accounted for under ASC No. 840.

A schedule of lease costs including weighted average lease terms and weighted-average discount rates is as follows (in thousands, except as noted):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Lease cost:
Operating lease cost:
Included in Operating expense	$761	$2,283
Included in General and administrative expense	80	208
Finance cost:
Amortization of right-of-use asset (included in Depreciation and Amortization)	46	129
Interest on lease liability (included in Interest expense, net)	410	1,231
Short-term lease cost	—	44
Variable lease cost	72	206
Sublease income (included in Rentals, net)	(6,858)	(20,392)
Total lease cost	$(5,489)	$(16,291)

	September 30, 2019
Weighted-average remaining lease term (in years):
Operating leases		41.7
Finance lease		4.3

Weighted-average discount rate (percentage):
Operating leases		4.9%
Finance lease		7.5%
A reconciliation of our lease liabilities on an undiscounted cash flow basis, which primarily represents shopping center ground leases, for the subsequent five years and thereafter ending December 31, as calculated as of September 30, 2019, is as follows (in thousands):

	Operating	Finance
Lease payments:
2019 remaining	$570	$435
2020	2,696	1,744
2021	2,585	1,751
2022	2,576	1,759
2023	2,458	23,037
2024	2,158
Thereafter	97,187
Total	$110,230	$28,726

Lease liabilities(1)	43,100	21,828
Undiscounted excess amount	$67,130	$6,898
___________________

(1)	Operating lease liabilities are included in Other Liabilities, and finance lease liabilities are included in Debt, net in our Condensed Consolidated Balance Sheet.

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
Future undiscounted, sublease payments, applicable to the ground lease rentals, under the terms of all non-cancelable tenant leases, excluding estimated variable payments for the subsequent five years and thereafter ending December 31, as calculated as of September 30, 2019 and December 31, 2018, were as follows (in thousands):

	September 30, 2019	December 31, 2018
Sublease payments:
Finance lease(1)	$11,257	$14,382
Operating leases:
2019 remaining	$6,033	$22,528
2020	23,454	20,903
2021	21,352	18,886
2022	19,579	17,245
2023	17,436	15,128
2024	12,255
Thereafter	36,572	43,439
Total	$136,681	$138,129
___________________

(1)	The sublease payments related to our finance lease represents cumulative payments through the lease term ending in 2023.
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
We did not repurchase any shares during the nine months ended September 30, 2019. At September 30, 2019 and as of the date of this filing, $181.5 million of common shares remained available to be repurchased under this plan.

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
Future undiscounted, lease payments for tenant leases, excluding estimated variable payments, at September 30, 2019 is as follows (in thousands):

2019 remaining	$82,090
2020	324,700
2021	277,508
2022	223,929
2023	177,033
2024	129,957
Thereafter	412,103
Total payments due	$1,627,320

Future minimum rental income as defined under ASC No. 840 from tenant leases, excluding estimated contingent rentals, at December 31, 2018 is as follows (in thousands):

2019	$347,476
2020	305,404
2021	253,269
2022	198,414
2023	151,538
Thereafter	473,416
Total payments due	$1,729,517

Variable lease payments recognized in Rentals, net are as follows (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Variable lease payments	$28,132	$82,237

Note 9. Supplemental Cash Flow Information
Cash, cash equivalents and restricted cash equivalents consists of the following (in thousands):

	September 30, 2019	September 30, 2018
Cash and cash equivalents	$124,406	$24,412
Restricted deposits and escrows (see Note 1)	62,274	22,369
Total	$186,680	$46,781

Supplemental disclosure of non-cash transactions is summarized as follows (in thousands):

	Nine Months Ended September 30,
	2019	2018
Accrued property construction costs	$28,604	$9,081
Right-of-use assets exchanged for operating lease liabilities	43,729	—

Note 10. Earnings Per Share
Earnings per common share – basic is computed using net income attributable to common shareholders and the weighted average number of shares outstanding – basic. Earnings per common share – diluted includes the effect of potentially dilutive securities. Earnings per common share – basic and diluted components for the periods indicated are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net income	$108,509	$53,274	$245,283	$282,114
Net income attributable to noncontrolling interests	(1,767)	(10,293)	(5,066)	(14,020)
Net income attributable to common shareholders - basic	106,742	42,981	240,217	268,094
Income attributable to operating partnership units	528	—	1,584	1,584
Net income attributable to common shareholders - diluted	$107,270	$42,981	$241,801	$269,678
Denominator:
Weighted average shares outstanding – basic	127,870	127,525	127,828	127,651
Effect of dilutive securities:
Share options and awards	835	792	839	809
Operating partnership units	1,432	—	1,432	1,432
Weighted average shares outstanding – diluted	130,137	128,317	130,099	129,892

Anti-dilutive securities of our common shares, which are excluded from the calculation of earnings per common share – diluted, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating partnership units	—	1,432	—	—
Total anti-dilutive securities	—	1,432	—	—

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

The fair value of the market-based share awards was estimated on the date of grant using a Monte Carlo valuation model based on the following assumptions:

	Nine Months Ended September 30, 2019
	Minimum	Maximum
Dividend yield	0.0%	5.5%
Expected volatility (1)	19.3%	21.3%
Expected life (in years)	N/A	3
Risk-free interest rate	2.4%	2.6%

_______________
(1)    Includes the volatility of the FTSE NAREIT U.S. Shopping Center Index and Weingarten Realty Investors.
A summary of the status of unvested share awards for the nine months ended September 30, 2019 is as follows:

	Unvested Share Awards	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2019	674,293	$30.26
Granted:
Service-based awards	177,755	28.58
Market-based awards relative to FTSE NAREIT U.S. Shopping Center Index	80,848	30.20
Market-based awards relative to three-year absolute TSR	80,847	32.91
Trust manager awards	27,768	29.17
Vested	(234,646)	32.14
Forfeited	(5,119)	29.97
Outstanding, September 30, 2019	801,746	$29.56

As of September 30, 2019 and December 31, 2018, there was approximately $2.6 million and $1.8 million, respectively, of total unrecognized compensation cost related to unvested share awards, which is expected to be amortized over a weighted average of 1.9 years and 1.7 years at September 30, 2019 and December 31, 2018, respectively.
Note 12. Employee Benefit Plans
Defined Benefit Plan
We sponsor a noncontributory qualified retirement plan. The components of net periodic benefit cost for this plan are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Service cost	$246	$319	$843	$976
Interest cost	499	666	1,538	1,505
Expected return on plan assets	(776)	(1,192)	(2,514)	(2,605)
Amortization of net loss	305	325	892	903
Total	$274	$118	$759	$779

The components of net periodic benefit cost other than the service cost component are included in Interest and Other Income, net in the Condensed Consolidated Statements of Operations.

For both the nine months ended September 30, 2019 and 2018, we contributed $1.0 million to the qualified retirement plan. Currently, we do not anticipate making any additional contributions to this plan during 2019.
Defined Contribution Plans
Compensation expense related to our defined contribution plans was $1.0 million and $.9 million for the three months ended September 30, 2019 and 2018, and $3.0 million and $2.8 million for the nine months ended September 30, 2019 and 2018, respectively.
Note 13. Related Parties
Through our management activities and transactions with our real estate joint ventures and partnerships, we had accounts receivable of $.6 million and $.5 million outstanding as of September 30, 2019 and December 31, 2018, respectively. We also had accounts payable and accrued expenses of $.3 million and $.7 million outstanding as of September 30, 2019 and December 31, 2018, respectively. We recorded joint venture fee income included in Other revenue for the three months ended September 30, 2019 and 2018 of $1.9 million and $1.3 million, respectively, and $4.8 million and $4.6 million for the nine months ended September 30, 2019 and 2018, respectively.
Note 14. Commitments and Contingencies
Commitments and Contingencies
As of September 30, 2019 and December 31, 2018, we participated in two real estate ventures structured as DownREIT partnerships. We have operating and financial control over these ventures and consolidate them in our condensed consolidated financial statements. These ventures allow the outside limited partners to put their interest in the partnership to us, and we have the option to redeem the interest in cash or a fixed number of our common shares, at our discretion. We also participate in a real estate venture that has a property in Texas that allows its outside partner to put operating partnership units to us. We have the option to redeem these units in cash or a fixed number of our common shares, at our discretion. The aggregate redemption value of these interests was approximately $42 million and $36 million as of September 30, 2019 and December 31, 2018, respectively.
As of September 30, 2019, we have entered into commitments aggregating $124.1 million comprised principally of construction contracts which are generally due in 12 to 36 months.
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

Note 15. Variable Interest Entities
Consolidated VIEs:
At September 30, 2019 and December 31, 2018, eight and nine of our real estate joint ventures, respectively, whose activities primarily consisted of owning and operating 21 neighborhood/community shopping centers, were determined to be VIEs. Based on a financing agreement by one of our real estate joint ventures that has a bottom dollar guaranty, which is disproportionate to our ownership, we have determined that we are the primary beneficiary and have consolidated this joint venture. For the remaining real estate joint ventures, we concluded we are the primary beneficiary based primarily on our significant power to direct the entities' activities without any substantive kick-out or participating rights.
A summary of our consolidated VIEs is as follows (in thousands):

	September 30, 2019	December 31, 2018
Assets Held by VIEs	$229,158	$225,388
Assets Held as Collateral for Debt (1)	40,937	40,004
Maximum Risk of Loss (1)	29,784	29,784
___________________

(1)	Represents the amount of debt and related assets held as collateral associated with the bottom dollar guaranty at one real estate joint venture.
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
Unconsolidated VIEs:
At both September 30, 2019 and December 31, 2018, two unconsolidated real estate joint ventures were determined to be VIEs. We have determined that one entity was a VIE through the issuance of a secured loan, since the lender had the ability to make decisions that could have a significant impact on the success of the entity. Based on the associated agreements for the future development of a mixed-use project, we concluded that the other entity was a VIE, but we are not the primary beneficiary as the substantive participating rights associated with the entity are shared, and we do not have the power to direct the significant activities of the entity. Our analysis considered that all major decisions require unanimous member consent and those decisions include significant activities such as development, financing, leasing and operations of the entity.
A summary of our unconsolidated VIEs is as follows (in thousands):

	September 30, 2019	December 31, 2018
Investment in Real Estate Joint Ventures and Partnerships, net (1)	$121,076	$76,575
Other Liabilities, net (2)	6,765	6,592
Maximum Risk of Loss (3)	34,000	34,000
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

We and our partners are subject to the provisions of the joint venture agreements that specify conditions, including operating shortfalls, development expenditures and unplanned capital expenditures, under which additional contributions may be required. With respect to our future development of a mixed-used project, we anticipate future funding of approximately $15 million through 2020.

Note 16. Fair Value Measurements
Recurring Fair Value Measurements:
Assets and liabilities measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018, aggregated by the level in the fair value hierarchy in which those measurements fall, are as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at September 30, 2019
Assets:
Cash equivalents, primarily money market funds, time deposits and commercial paper	$108,895			$108,895
Restricted cash, primarily money market funds	10,337			10,337
Investments, mutual funds held in a grantor trust	35,740			35,740
Total	$154,972	$—	$—	$154,972
Liabilities:
Deferred compensation plan obligations	$35,740			$35,740
Total	$35,740	$—	$—	$35,740

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2018
Assets:
Cash equivalents, primarily money market funds	$54,848			$54,848
Restricted cash, primarily money market funds	5,254			5,254
Investments, mutual funds held in a grantor trust	30,996			30,996
Investments, mutual funds	6,635			6,635
Total	$97,733	$—	$—	$97,733
Liabilities:
Deferred compensation plan obligations	$30,996			$30,996
Total	$30,996	$—	$—	$30,996

Net gains and losses recognized on equity securities held at each period end were included in Interest and Other Income, net. For the three months ended September 30, 2019 and 2018, this included a net gain of $1.1 million and $1.2 million, respectively, of which $.2 million and $.8 million, respectively, represented an unrealized gain. For the nine months ended September 30, 2019 and 2018, this included a net gain of $6.3 million and $3.9 million, respectively, of which $4.1 million and $.4 million, respectively, represented an unrealized gain.
Fair Value Disclosures:
Unless otherwise described below, short-term financial instruments and receivables are carried at amounts which approximate their fair values based on their highly-liquid nature, short-term maturities and/or expected interest rates for similar instruments.

Schedule of our fair value disclosures is as follows (in thousands):

	September 30, 2019			December 31, 2018
	Carrying Value	Fair Value Using Significant Other Observable Inputs (Level 2)	Fair Value Using Significant Unobservable Inputs (Level 3)	Carrying Value	Fair Value Using Significant Other Observable Inputs (Level 2)	Fair Value Using Significant Unobservable Inputs (Level 3)
Other Assets:
Tax increment revenue bonds (1)	$20,009		$25,000	$20,009		$25,000
Investments, held to maturity (2)	250	$250		3,000	$2,988
Debt:
Fixed-rate debt	1,719,311		1,790,605	1,771,999		1,761,215
Variable-rate debt	17,492		16,972	22,685		23,131

_______________

(1)	At September 30, 2019 and December 31, 2018, the credit loss balance on our tax increment revenue bonds was $31.0 million.

(2)	Investments held to maturity are recorded at cost. As of December 31, 2018, these investments had unrealized losses of $12 thousand.
Note 17. Subsequent Events
Subsequent to September 30, 2019, we acquired one grocery-anchored shopping center with a gross purchase price of $31.5 million. We anticipate that the purchase price of the recent acquisition will be allocated to land, building and other identifiable intangible assets and liabilities.
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
We operate a portfolio of rental properties, primarily neighborhood and community shopping centers, totaling approximately 33.0 million square feet of gross leasable area that is either owned by us or others. We have a diversified tenant base with our largest tenant comprising only 2.4% of base minimum rental revenues during the first nine months of 2019.
At September 30, 2019, we owned or operated under long-term leases, either directly or through our interest in real estate joint ventures or partnerships, a total of 170 properties, which are located in 17 states spanning the country from coast to coast.
We also owned interests in 23 parcels of land held for development that totaled approximately 11.9 million square feet at September 30, 2019.
We had approximately 3,700 leases with 2,800 different tenants at September 30, 2019. Rental revenue is primarily derived from operating leases with terms of 10 years or less, and may include multiple options, upon tenant election, to extend the lease term in increments up to five years. Many of our leases have increasing minimum rental rates during the terms of the leases through escalation provisions. In addition, the majority of our leases provide for variable rental revenues, such as, reimbursements of real estate taxes, maintenance and insurance and may include an amount based on a percentage of the tenants’ sales. Our anchor tenants are supermarkets, value-oriented apparel/discount stores and other retailers or service providers who generally sell basic necessity-type goods and services. Although there is a broad shift in shopping patterns, including internet shopping that continues to affect our tenants, we believe our anchor tenants, most of which have adopted omni-channel networks which help drive foot traffic, combined with convenient locations, attractive and well-maintained properties, high quality retailers and a strong tenant mix, should lessen the effects of these conditions and maintain the viability of our portfolio.
Our goal is to remain a leader in owning and operating top-tier neighborhood and community shopping centers in certain markets of the United States. Our strategic initiatives include: (1) raising net asset value and cash flow through quality acquisitions and new developments, (2) maintaining a strong, flexible consolidated balance sheet and a well-managed debt maturity schedule, (3) growing net income from our existing portfolio by increasing occupancy and rental rates, (4) continuously redeveloping our existing shopping centers to increase cash flow and enhance the value of the centers and (5) owning quality shopping centers in preferred locations that attract strong tenants. We believe these initiatives will keep our portfolio of properties among the strongest in our sector. Due to current capitalization rates in the market along with the uncertainty of changes in interest rates and various other market conditions, we intend to continue to be very prudent in our evaluation of all new investment opportunities. We believe the pricing of assets that no longer meet our ownership criteria remains reasonably stable while the price of our common shares remains below our net asset value. Given these conditions, we have been focused on dispositions of properties with risk factors that impact our willingness to own them going forward, and although we intend to continue with this strategy, our dispositions in 2019 are expected to decrease as compared to the prior year, and we anticipate a further decrease in 2020. We intend to utilize the proceeds from dispositions to, among other things, fund acquisitions along with both new development and redevelopment projects.
As we discussed above, we continuously recycle non-core operating centers that no longer meet our ownership criteria and that will provide capital for growth opportunities. During the nine months ended September 30, 2019, we disposed of real estate assets, which were owned by us either directly or through our interest in real estate joint ventures or partnerships, with our share of aggregate gross sales proceeds totaling $361.9 million. We have several dispositions currently under contracts or letters of intent, and we anticipate that our aggregate dispositions in 2019 could be up to $450 million depending on the occurrence and timing of the closings of such dispositions, but expect a decrease to a normalized level in 2020 less than $150 million; however, there are no assurances that these transactions will close at such prices or at all.

We intend to continue to actively seek acquisition properties that meet our return hurdles and to actively evaluate other opportunities as they enter the market. Due to the significant amount of capital available in the market, it has been difficult to participate at price points that meet our investment criteria. During the nine months ended September 30, 2019, we acquired three grocery-anchored shopping centers and other property, one of which is in a 51% unconsolidated real estate joint venture, adding 327,000 square feet to the portfolio with our share of the aggregate gross purchase price totaling $81.9 million. Subsequent to September 30, 2019, we acquired one grocery-anchored shopping center with a gross purchase price of $31.5 million. For 2019, we expect to complete acquisition investments in the range of $175 million to $275 million; however, there are no assurances that these transactions will close at such prices or at all.
We intend to continue to focus on identifying new development projects as another source of growth, as well as continue to look for redevelopment opportunities. The opportunities for additional new development projects are limited at this time primarily due to a lack of demand for new retail space. During the nine months ended September 30, 2019, we invested $116.1 million in two mixed-use new development projects in the Washington D.C. area that are partially or wholly owned and a 30-story, high-rise residential tower at our River Oaks Shopping Center in Houston, Texas, and we invested $15.3 million in 10 redevelopment projects that were partially or wholly owned. Effective January 1, 2019, we stabilized the development in Seattle, Washington, moving it to our operating property portfolio, which added 62,427 square feet to the portfolio at an estimated cost per square foot of $490. Also during the nine months ended September 30, 2019, we completed eight redevelopment projects, which added approximately 101,000 square feet to the portfolio with an incremental investment totaling $26.3 million. For 2019, we expect to invest in new development and redevelopments in the range of $175 million to $225 million, but we can give no assurances that this will actually occur.
We strive to maintain a strong, conservative capital structure which should provide ready access to a variety of attractive long and short-term capital sources. We carefully balance lower cost, short-term financing with long-term liabilities associated with acquired or developed long-term assets. We continue to look for transactions that will strengthen our consolidated balance sheet and further enhance our access to various sources of capital, while reducing our cost of capital. During the third quarter, we repaid a $50 million secured fixed-rate mortgage with a 7% interest rate, which further enhances our future positioning to various sources of capital. Due to the variability in the capital markets, there can be no assurance that favorable pricing and accessibility will be available in the future. Proceeds from our disposition program and cash generated from operations continue to further strengthen our balance sheet.
Operational Metrics
In assessing the performance of our centers, management carefully monitors various operating metrics of the portfolio. As a result of our strong leasing activity and low tenant fallout, the operating metrics of our portfolio remained strong through the first nine months of 2019 as we focused on increasing rental rates and same property net operating income ("SPNOI" and see Non-GAAP Financial Measures for additional information). Our portfolio delivered strong operating results with:

•	occupancy of 94.7% at September 30, 2019;

•	an increase of 2.9% in SPNOI that includes redevelopments for the three months ended September 30, 2019 over the same period of 2018; and

•	rental rate increases of 15.0% for new leases and 4.5% for renewals during the three months ended September 30, 2019.
Below are performance metrics associated with our signed occupancy, SPNOI growth and leasing activity on a pro rata basis:

	September 30,
	2019	2018
Anchor (space of 10,000 square feet or greater)	97.0%	96.6%
Non-Anchor	90.7%	90.6%
Total Occupancy	94.7%	94.4%

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
SPNOI Growth (including Redevelopments) (1)	2.9%	3.4%
_______________

(1)	See Non-GAAP Financial Measures for a definition of the measurement of SPNOI and a reconciliation to net income attributable to common shareholders within this section of Item 2.

	Number of Leases	Square Feet ('000's)	Average New Rent per Square Foot ($)	Average Prior Rent per Square Foot ($)	Average Cost of Tenant Improvements per Square Foot ($)	Change in Base Rent on Cash Basis
Leasing Activity:
Three Months Ended September 30, 2019
New leases (1)	45	123	$27.39	$23.81	$33.06	15.0%
Renewals	108	412	20.61	19.72	—	4.5%
Not comparable spaces	33	93
Total	186	628	$22.16	$20.66	$7.59	7.3%

Nine Months Ended September 30, 2019
New leases (1)	123	343	$27.03	$23.46	$36.10	15.2%
Renewals	374	1,858	16.99	16.34	—	4.0%
Not comparable spaces	91	356
Total	588	2,557	$18.56	$17.45	$5.62	6.3%
_______________

(1)	Average external lease commissions per square foot for the three and nine months ended September 30, 2019 were $5.57 and $5.50, respectively.
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
New Development/Redevelopment
At September 30, 2019, we have two mixed-use projects and a 30-story, high-rise residential tower at our River Oaks Shopping Center that were in various stages of development and are partially or wholly owned. We have funded $334.2 million through September 30, 2019 on these projects, and we estimate our aggregate net investment upon completion to be $485.0 million. Overall, the average projected stabilized return on investment for these multi-use properties, that include retail, office and residential components, is expected to approximate 5.5% upon completion.

We have 10 redevelopment projects in which we plan to invest approximately $71.4 million. Upon completion, the average projected stabilized return on our incremental investment on these redevelopment projects is expected to be between 8.0% and 12.0%.
We had approximately $40.7 million in land held for development at September 30, 2019 that may either be developed or sold. While we are experiencing some interest from retailers and other market participants in our land held for development, opportunities for economically viable developments remain limited. We intend to continue to pursue additional development and redevelopment opportunities in multiple markets; however, finding the right opportunities remains challenging.
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

Results of Operations
Comparison of the Three Months Ended September 30, 2019 to the Three Months Ended September 30, 2018
The following table is a summary of certain items in income from continuing operations from our Condensed Consolidated Statements of Operations, which we believe represent items that significantly changed during the three months ended September 30, 2019 as compared to the same period in 2018:

	Three Months Ended September 30,
	2019	2018	Change	% Change
Revenues	$121,362	$128,790	$(7,428)	(5.8)%
Depreciation and amortization	33,380	38,042	(4,662)	(12.3)
Real estate taxes, net	15,205	17,601	(2,396)	(13.6)
Impairment loss	—	2,398	(2,398)	(100.0)
General and administrative expenses	8,432	5,971	2,461	41.2
Interest expense, net	13,820	15,996	(2,176)	(13.6)
Gain on sale of property	74,115	17,079	57,036	334.0
Equity in earnings of real estate joint ventures and partnerships, net	5,698	8,022	(2,324)	(29.0)
Revenues
The decrease in revenues of $7.4 million is attributable primarily to the $12.8 million impact of dispositions and $1.1 million of revenues for real estate taxes paid directly by our tenants in 2018, that can no longer be recorded due to the adoption of the new lease accounting standard on January 1, 2019. Offsetting this decrease, the existing portfolio, including acquisition, new development and redevelopment properties, contributed $6.5 million resulting from increases in rental rates and changes in occupancy.
Depreciation and Amortization
The decrease in depreciation and amortization of $4.7 million is attributable primarily to the impact of dispositions between the respective periods.
Real Estate Taxes, net
The decrease in real estate taxes, net of $2.4 million is attributable primarily to dispositions and $1.1 million of real estate taxes paid directly by our tenants in 2018, that can no longer be recorded due to the adoption of the new lease accounting standard on January 1, 2019.
Impairment Loss
The impairment loss in 2018 was associated with two centers that have been sold.
General and Administrative Expenses
The increase in general and administrative expenses of $2.5 million is attributable primarily to the reduction in capitalized indirect leasing costs resulting from the adoption of the new lease accounting standard update on January 1, 2019.
Interest Expense, net
Net interest expense decreased $2.2 million or 13.6%. The components of net interest expense were as follows (in thousands):

	Three Months Ended September 30,
	2019	2018
Gross interest expense	$16,703	$17,492
Amortization of debt deferred costs, net	892	869
Over-market mortgage adjustment	(82)	(81)
Capitalized interest	(3,693)	(2,284)
Total	$13,820	$15,996

The decrease in net interest expense is attributable primarily to an increase in capitalized interest of $1.4 million associated with an increase in new development and redevelopment activities. Additionally, the decrease in gross interest expense of $.8 million is attributable primarily to a reduction in the weighted average debt outstanding due to the pay down of debt with proceeds from dispositions and cash generated from operations. For the three months ended September 30, 2019, the weighted average debt outstanding was $1.7 billion at a weighted average interest rate of 4.0% as compared to $1.8 billion outstanding at a weighted average interest rate of 4.0% in the same period of 2018.
Gain on Sale of Property
The increase of $57.0 million in gain on sale of property is attributable to the disposition of four centers and other property in the third quarter of 2019 as compared to three centers and other property in the same period of 2018.
Equity in Earnings of Real Estate Joint Ventures and Partnerships, net
The decrease of $2.3 million in equity in earnings of real estate joint ventures and partnerships, net is attributable primarily to the disposition of one center in the third quarter of 2018, which is partially offset by the acquisition of one center in the same period of 2019.
Comparison of the Nine Months Ended September 30, 2019 to the Nine Months Ended September 30, 2018
The following table is a summary of certain items in income from continuing operations from our Condensed Consolidated Statements of Operations, which we believe represent items that significantly changed during the nine months ended September 30, 2019 as compared to the same period in 2018:

	Nine Months Ended September 30,
	2019	2018	Change	% Change
Revenues	$367,160	$403,328	$(36,168)	(9.0)%
Depreciation and amortization	102,319	126,558	(24,239)	(19.2)
Real estate taxes, net	47,072	52,706	(5,634)	(10.7)
Impairment loss	74	2,398	(2,324)	(96.9)
General and administrative expenses	26,893	17,715	9,178	51.8
Interest expense, net	44,062	47,685	(3,623)	(7.6)
Interest and other income, net	7,409	4,735	2,674	56.5
Gain on sale of property	143,963	173,077	(29,114)	(16.8)
Revenues
The decrease in revenues of $36.2 million is attributable primarily to the $34.4 million impact of dispositions, a decrease of $9.0 million from the write-off of lease intangibles due to the termination of tenant leases, which includes $10.1 million below-market lease intangible in the second quarter of 2018, and $3.3 million of revenues for real estate taxes paid directly by our tenants in 2018, that can no longer be recorded due to the adoption of the new lease accounting standard on January 1, 2019. Offsetting this decrease, the existing portfolio, including acquisition, new development and redevelopment properties, contributed $10.5 million resulting from increases in rental rates and changes in occupancy.
Depreciation and Amortization
The decrease in depreciation and amortization of $24.2 million is attributable primarily to the $13.1 million write-off of an in-place lease intangible from the termination of a tenant lease in the second quarter of 2018 and disposition activities of $11.5 million, which is offset by an increase of $.4 million primarily from acquisitions and redevelopment centers.
Real Estate Taxes, net
The decrease in real estate taxes, net of $5.6 million is attributable primarily to dispositions and $3.3 million of real estate taxes paid directly by our tenants in 2018, that can no longer be recorded due to the adoption of the new lease accounting standard on January 1, 2019.
Impairment Loss
The decrease in impairment loss of $2.3 million is attributable primarily to losses recognized in 2018 associated with two centers that have been sold.

General and Administrative Expenses
The increase in general and administrative expenses of $9.2 million is attributable primarily to a reduction in capitalized indirect leasing costs of $7.7 million resulting from the adoption of the new lease accounting standard update on January 1, 2019, and a $1.7 million decrease to restricted share compensation in the first quarter of 2018 associated with unanticipated reductions in our share valuation.
Interest Expense, net
Net interest expense decreased $3.6 million or 7.6%. The components of net interest expense were as follows (in thousands):

	Nine Months Ended September 30,
	2019	2018
Gross interest expense	$51,522	$54,477
Gain on extinguishment of debt including related swap activity	—	(3,759)
Amortization of debt deferred costs, net	2,682	2,672
Over-market mortgage adjustment	(245)	(318)
Capitalized interest	(9,897)	(5,387)
Total	$44,062	$47,685
The decrease in net interest expense is attributable primarily to a reduction in the weighted average debt outstanding due to the pay down of debt with proceeds from dispositions and cash generated from operations. For the nine months ended September 30, 2019, the weighted average debt outstanding was $1.8 billion at a weighted average interest rate of 4.0% as compared to $1.9 billion outstanding at a weighted average interest rate of 4.0% in the same period of 2018. Additionally, net interest expense was impacted by an increase in capitalized interest of $4.5 million associated with an increase in new development and redevelopment activities, and a $3.8 million gain on extinguishment of debt in the first quarter of 2018, including the effect of a swap termination.
Interest and Other Income, net
The increase of $2.7 million in interest and other income, net is attributable primarily to a fair value increase of $2.0 million for assets held in a grantor trust related to deferred compensation and an increase of $1.1 million in interest income associated with our short-term cash investments.
Gain on Sale of Property
The decrease of $29.1 million in gain on sale of property is attributable to the disposition of 12 centers and other property during the first nine months of 2019 as compared to 17 centers and other property in the same period of 2018.
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
As of September 30, 2019, we had available borrowing capacity of $497.9 million under our unsecured revolving credit facility, and our debt maturities for the remainder of 2019 total $2.0 million. As of September 30, 2019, we had cash and cash equivalents available of $124.4 million. Currently, we anticipate our disposition activities to continue and estimate between $350 million to $450 million in dispositions for 2019. Our disposition program has resulted in significant gains that may require the payment of a special dividend before January 31, 2020 in order to retain our REIT status.

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
During the nine months ended September 30, 2019, our share of aggregate gross sales proceeds from dispositions of centers owned by us either directly or through our interest in real estate joint ventures or partnerships totaled $361.9 million. Operating cash flows from assets disposed are included in net cash from operating activities in our Condensed Consolidated Statements of Cash Flows, while proceeds from these disposals are included as investing activities.
We have non-recourse debt secured by acquired or developed properties held in several of our real estate joint ventures and partnerships. At September 30, 2019, off-balance sheet mortgage debt for our unconsolidated real estate joint ventures and partnerships totaled $265.5 million, of which our pro rata ownership was $87.2 million. Scheduled principal mortgage payments on this debt, excluding deferred debt costs and non-cash related items totaling $(.6) million, at 100% are as follows (in millions):

2019 remaining	$.7
2020	3.1
2021	173.0
2022	2.1
2023	2.2
Thereafter	85.0
Total	$266.1
We generally have the right to sell or otherwise dispose of our assets except in certain cases where we are required to obtain our joint venture partners’ consent or a third party consent for assets held in special purpose entities that are 100% owned by us.
Investing Activities
Acquisitions
During the nine months ended September 30, 2019, we acquired three grocery-anchored shopping centers and other property, one of which is in a 51% unconsolidated real estate joint venture, with our share of the aggregate gross purchase price totaling $81.9 million.
Dispositions
During the nine months ended September 30, 2019, we sold 12 centers and other property, including real estate assets owned through our interest in unconsolidated real estate joint ventures and partnerships. Our share of aggregate gross sales proceeds from these transactions totaled $361.9 million and generated our share of the gains of approximately $144.9 million.
New Development/Redevelopment
At September 30, 2019, we had two mixed-use projects and a 30-story, high-rise residential tower at our River Oaks Shopping Center under development with approximately .2 million of total square footage for retail and office space and 962 residential units, that were partially or wholly owned. We have funded $334.2 million through September 30, 2019 on these projects. Upon completion, we expect our aggregate net investment in these multi-use projects to be $485.0 million. Effective January 1, 2019, we stabilized the development in Seattle, Washington, moving it to our operating property portfolio, which added 62,427 square feet to the portfolio at an estimated cost per square foot of $490.
At September 30, 2019, we had 10 redevelopment projects in which we plan to invest approximately $71.4 million. Upon completion, the average projected stabilized return on our incremental investment on these redevelopment projects is expected to be between 8.0% and 12.0%. During the nine months ended September 30, 2019, we completed eight redevelopment projects, which added approximately 101,000 square feet to the portfolio with an incremental investment totaling $26.3 million.

Capital Expenditures
Capital expenditures for additions to the existing portfolio, acquisitions, tenant improvements, new development, redevelopment and our share of investments in unconsolidated real estate joint ventures and partnerships are as follows (in thousands):

	Nine Months Ended September 30,
	2019	2018
Acquisitions	$81,034	$—
New Development	109,513	71,326
Redevelopment	20,181	27,069
Tenant Improvements	23,586	20,805
Capital Improvements	13,673	16,696
Other	5,139	4,027
Total	$253,126	$139,923
The increase in capital expenditures is attributable primarily to the acquisition of three centers and the net increased activity from our new development and redevelopment centers.
For 2019, we anticipate our acquisitions to total approximately $175 million to $275 million. Our new development and redevelopment investment for 2019 is estimated to be approximately $175 million to $225 million. For 2019, capital and tenant improvements is generally expected to be consistent with 2018 expenditures. No assurances can be provided that our planned activities will occur. Further, we have entered into commitments aggregating $124.1 million comprised principally of construction contracts which are generally due in 12 to 36 months and anticipated to be funded under our unsecured revolving credit facility or through the use of cash generated from operations.
Capital expenditures for additions described above relate to cash flows from investing activities as follows (in thousands):

	Nine Months Ended September 30,
	2019	2018
Acquisition of real estate and land	$54,069	$1,265
Development and capital improvements	130,857	112,927
Real estate joint ventures and partnerships - Investments	68,200	25,731
Total	$253,126	$139,923
Capitalized soft costs, including payroll and other general and administrative costs, interest, insurance and real estate taxes, totaled $16.9 million and $11.6 million for the nine months ended September 30, 2019 and 2018, respectively.
Financing Activities
Debt
Total debt outstanding was $1.7 billion at September 30, 2019 and consisted of $17.5 million, which bears interest at variable rates, and $1.7 billion, which bears interest at fixed rates. Additionally, of our total debt, $283.0 million was secured by operating centers while the remaining $1.5 billion was unsecured.
At September 30, 2019, we have a $500 million unsecured revolving credit facility, which expires in March 2020 and provides borrowing rates that float at a margin over LIBOR plus a facility fee. At September 30, 2019, the borrowing margin and facility fee, which are priced off a grid that is tied to our senior unsecured credit ratings, were 90 and 15 basis points, respectively. The facility also contains a competitive bid feature that allows us to request bids for up to $250 million. Additionally, an accordion feature allows us to increase the facility amount up to $850 million. As of October 28, 2019, we had no amounts outstanding, and the available balance was $497.9 million, net of $2.1 million in outstanding letters of credit.

At September 30, 2019, we have a $10 million unsecured short-term facility that we maintain for cash management purposes. The facility, which matures in March 2020, provides for fixed interest rate loans at a 30-day LIBOR rate plus borrowing margin, facility fee and an unused facility fee of 125, 10, and 5 basis points, respectively. As of October 28, 2019, we had no amounts outstanding under this facility.
For the nine months ended September 30, 2019, the maximum balance and weighted average balance outstanding under both facilities combined were $5.0 million and $.2 million, respectively, at a weighted average interest rate of 3.3%.
On July 1, 2019, we repaid a $50 million secured fixed-rate mortgage with a 7.0% interest rate from cash from our disposition proceeds.
Our five most restrictive covenants, composed from both our public debt and revolving credit facility, include debt to asset, secured debt to asset, fixed charge, unencumbered asset test and unencumbered interest coverage ratios. We are not aware of any non-compliance with our public debt and revolving credit facility covenants as of September 30, 2019.
Our most restrictive public debt covenant ratios, as defined in our indenture and supplemental indenture agreements, were as follows at September 30, 2019:

Covenant	Restriction	Actual
Debt to Asset Ratio	Less than 60.0%	35.9%
Secured Debt to Asset Ratio	Less than 40.0%	5.8%
Fixed Charge Ratio	Greater than 1.5	4.6
Unencumbered Asset Test	Greater than 150%	299.9%
Equity
Our Board of Trust Managers approved the current quarter 2019 dividend of $.395 per common share. Common share dividends paid totaled $152.5 million for the nine months ended September 30, 2019. Our dividend payout ratio (as calculated as dividends paid on common shares divided by core funds from operations attributable to common shareholders - basic) for the nine months ended September 30, 2019 approximated 75.1% (see Non-GAAP Financial Measures for additional information). Our disposition program has resulted in significant gains that may require the payment of a special dividend before January 31, 2020 in order to retain our REIT status.
We have a $200 million share repurchase plan. Under this plan, we may repurchase common shares from time-to-time in open-market or in privately negotiated purchases. The timing and amount of any shares repurchased will be determined by management based on its evaluation of market conditions and other factors. The repurchase plan may be suspended or discontinued at any time, and we have no obligations to repurchase any amount of our common shares under the plan. At September 30, 2019 and as of the date of this filing, $181.5 million of common shares remained available to be repurchased under this plan.
We have an effective universal shelf registration statement which expires in September 2020. We will continue to closely monitor both the debt and equity markets and carefully consider our available financing alternatives, including both public offerings and private placements.

Contractual Obligations
We have debt obligations related to our mortgage loans and unsecured debt, including any draws on our credit facilities. We have shopping centers that are subject to ground leases where a third party owns and has leased the underlying land to us to construct and/or operate a shopping center. The table below excludes obligations related to our new development projects because such amounts are not fixed or determinable, and commitments aggregating $124.1 million comprised principally of construction contracts which are generally due in 12 to 36 months. The following table summarizes our primary contractual obligations as of September 30, 2019 (in thousands):

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Mortgages and Notes Payable (1)
Unsecured Debt	$1,674,414	$26,099	$106,750	$687,030	$854,535
Secured Debt	354,173	5,051	65,199	98,104	185,819
Lease Payments	110,230	570	5,281	5,034	99,345
Other Obligations (2)	57,748	30,244	27,504
Total Contractual Obligations	$2,196,565	$61,964	$204,734	$790,168	$1,139,699

_______________

(1)
Includes principal and interest with interest on variable-rate debt calculated using rates at September 30, 2019. Also, excludes a $60.9 million debt service guaranty liability. See Note 5 for additional information.

(2)
Other obligations include income and real estate tax payments, commitments associated with our secured debt and other employee payments. Contributions to our retirement plan were fully funded for 2019, and therefore are excluded from the above table. See Note 12 for additional information.

Related to a development project in Sheridan, Colorado, we have provided a guaranty for the payment of any debt service shortfalls on tax increment revenue bonds issued in connection with the project. The Sheridan Redevelopment Agency issued Series A bonds used for an urban renewal project, of which $60.9 million remain outstanding at September 30, 2019. The bonds are to be repaid with incremental sales and property taxes and a PIF to be assessed on current and future retail sales and, to the extent necessary, any amounts we may have to provide under a guaranty. The incremental taxes and PIF are to remain intact until the earlier of the payment of the bond liability in full or 2040. The debt associated with this guaranty has been recorded in our condensed consolidated financial statements as of September 30, 2019.
Off Balance Sheet Arrangements
As of September 30, 2019, none of our off-balance sheet arrangements had a material effect on our liquidity or availability of, or requirement for, our capital resources. Letters of credit totaling $7.0 million were outstanding at September 30, 2019.
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

As of September 30, 2019, one unconsolidated real estate joint venture was determined to be a VIE through the issuance of a secured loan, since the lender had the ability to make decisions that could have a significant impact on the profitability of the entity. Our maximum risk of loss associated with this VIE was limited to $34.0 million at September 30, 2019. Also at September 30, 2019, another joint venture arrangement for the future development of a mixed-use project was determined to be a VIE. We are not the primary beneficiary as the substantive participating rights associated with the entity are shared, and we do not have the power to direct the significant activities of the entity. We anticipate future funding of approximately $15 million associated with the mixed-use project through 2020.
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

NAREIT FFO and Core FFO is calculated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income attributable to common shareholders	$106,742	$42,981	$240,217	$268,094
Depreciation and amortization of real estate	33,143	37,784	101,618	125,659
Depreciation and amortization of real estate of unconsolidated real estate joint ventures and partnerships	2,933	3,035	8,674	9,480
Impairment of properties and real estate equity investments	—	2,398	74	2,398
Gain on sale of property, investment securities and interests in real estate equity investments	(74,093)	(16,541)	(144,647)	(172,280)
Gain on dispositions of unconsolidated real estate joint ventures and partnerships	—	(2,714)	(1,380)	(6,296)
(Benefit) provision for income taxes (1)	(187)	1,296	(143)	1,779
Noncontrolling interests and other (2)	(533)	7,723	(1,506)	8,848
NAREIT FFO – basic (3)	68,005	75,962	202,907	237,682
Income attributable to operating partnership units	528	528	1,584	1,584
NAREIT FFO – diluted (3)	68,533	76,490	204,491	239,266
Adjustments for Core FFO:
(Benefit) provision for income taxes (1)	—	(1,494)	—	(1,494)
Loss (gain) on extinguishment of debt including related swap activity	—	368	—	(3,090)
Lease terminations	—	—	—	(10,023)
Other	10	(535)	10	(775)
Core FFO – diluted	$68,543	$74,829	$204,501	$223,884

FFO weighted average shares outstanding – basic	127,870	127,525	127,828	127,651
Effect of dilutive securities:
Share options and awards	835	792	839	809
Operating partnership units	1,432	1,432	1,432	1,432
FFO weighted average shares outstanding – diluted	130,137	129,749	130,099	129,892

NAREIT FFO per common share – basic	$.53	$.60	$1.59	$1.86

NAREIT FFO per common share – diluted	$.53	$.59	$1.57	$1.84

Core FFO per common share – diluted	$.53	$.58	$1.57	$1.72
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

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Beginning of the period	164	171
Properties added:
New Developments	—	1
Properties removed:
Dispositions	(5)	(13)
End of the period	159	159

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income attributable to common shareholders	$106,742	$42,981	$240,217	$268,094
Add:
Net income attributable to noncontrolling interests	1,767	10,293	5,066	14,020
Provision (benefit) for income taxes	21	(99)	682	1,368
Interest expense, net	13,820	15,996	44,062	47,685
Property management fees	657	722	2,213	2,219
Depreciation and amortization	33,380	38,042	102,319	126,558
Impairment loss	—	2,398	74	2,398
General and administrative	8,432	5,971	26,893	17,715
Other (1)	836	910	2,825	1,928
Less:
Gain on sale of property	(74,115)	(17,079)	(143,963)	(173,077)
Equity in earnings of real estate joint ventures and partnership interests, net	(5,698)	(8,022)	(17,780)	(19,333)
Interest and other income, net	(1,104)	(1,847)	(7,409)	(4,735)
Revenue adjustments (2)	(4,775)	(3,945)	(11,054)	(21,985)
Adjusted income	79,963	86,321	244,145	262,855
Less: Adjusted income related to consolidated entities not defined as same property and noncontrolling interests	(4,004)	(12,819)	(15,647)	(42,536)
Add: Pro rata share of unconsolidated entities defined as same property	8,600	8,664	25,509	25,363
Same Property Net Operating Income	84,559	82,166	254,007	245,682
Less: Redevelopment Net Operating Income	(8,523)	(6,994)	(24,722)	(21,122)
Same Property Net Operating Income excluding Redevelopments	$76,036	$75,172	$229,285	$224,560
___________________

(1)	Other includes items such as environmental abatement costs, demolition expenses, lease termination fees and ground rent.

(2)	Revenue adjustments consist primarily of straight-line rentals, lease cancellation income and fee income primarily from real estate joint ventures and partnerships.
Newly Issued Accounting Pronouncements
See Note 2 to our condensed consolidated financial statements in Item 1 for additional information related to recent accounting pronouncements.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk
We use fixed and floating-rate debt to finance our capital requirements. These transactions expose us to market risk related to changes in interest rates. Derivative financial instruments may be used to manage a portion of this risk, primarily interest rate contracts with major financial institutions. These agreements expose us to credit risk in the event of non-performance by the counter-parties. We do not engage in the trading of derivative financial instruments in the normal course of business. At September 30, 2019, we had fixed-rate debt of $1.7 billion, and variable-rate debt of $17.5 million. In the event interest rates were to increase 100 basis points and holding all other variables constant, annual net income and cash flows for the following year would decrease by approximately $.2 million associated with our variable-rate debt. The effect of the 100 basis points increase would decrease the fair value of our variable-rate and fixed-rate debt by approximately $.1 million and $79.7 million, respectively.
ITEM 4.    Controls and Procedures
Under the supervision and with the participation of our principal executive officer and principal financial officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of September 30, 2019. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2019.
There has been no change to our internal control over financial reporting during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
DATE: November 5, 2019

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