Form 10-K
period 2019-12-31
WEINGARTEN REALTY INVESTORS /TX/
filed 2020-02-27
CIK 828916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                          to
Commission file number 1-9876
Weingarten Realty Investors
(Exact name of registrant as specified in its charter)

Texas	74-1464203
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2600 Citadel Plaza Drive, Suite 125
Houston,	Texas	77008
(Address of principal executive offices)		(Zip Code)

(713)	866-6000
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Shares of Beneficial Interest, $.03 par value	WRI	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes☐No☒
The aggregate market value of the common shares of beneficial interest held by non-affiliates on June 28, 2019 (based upon the most recent closing sale price on the New York Stock Exchange as of such date of $27.42) was $3.3 billion.
As of February 21, 2020, there were 128,961,786 common shares of beneficial interest outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement relating to its Annual Meeting of Shareholders to be held on April 29, 2020 have been incorporated by reference to Part III of this Form 10-K.

Forward-Looking Statements
This annual report on Form 10-K, together with other statements and information publicly disseminated by us, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with those safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect actual results, performances or achievements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to, (i) disruptions in financial markets, (ii) general economic and local real estate conditions, (iii) the inability of major tenants to continue paying their rent obligations due to bankruptcy, insolvency or general downturn in their business, (iv) financing risks, such as the inability to obtain equity, debt, or other sources of financing on favorable terms and changes in LIBOR availability, (v) changes in governmental laws and regulations, (vi) the level and volatility of interest rates, (vii) the availability of suitable acquisition opportunities, (viii) the ability to dispose of properties, (ix) changes in expected development activity, (x) increases in operating costs, (xi) tax matters, including the effect of changes in tax laws and the failure to qualify as a real estate investment trust, and (xii) investments through real estate joint ventures and partnerships, which involve risks not present in investments in which we are the sole investor. Accordingly, there is no assurance that our expectations will be realized. For further discussion of the factors that could materially affect the outcome of our forward-looking statements and our future results and financial condition, see Item 1A. "Risk Factors.”
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
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 and the Consolidated Financial Statements and Notes thereto included in Item 8 of this Annual Report on Form 10-K for the year ended December 31, 2019 for information on certain recent developments of the Company.
Narrative Description of Business.    We are in the business of owning, managing and developing retail shopping centers. These centers may be mixed-use properties that have both retail and residential components. At December 31, 2019, we owned or operated under long-term leases, either directly or through our interest in real estate joint ventures or partnerships, a total of 170 properties, which are located in 16 states spanning the country from coast to coast. The portfolio of properties contains approximately 32.5 million square feet of gross leasable area that is either owned by us or others. We also owned interests in 23 parcels of land held for development that totaled approximately 11.9 million square feet.
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
We expect to continue our focus on the future growth of the portfolio in neighborhood and community shopping centers in markets where we currently operate throughout the U.S. Our markets of interest reflect high income and job growth, as well as high barriers-to-entry. Our attention is also focused on high quality, supermarket-anchored and necessity-based centers, which may include mixed-use properties containing this type of retail component in addition to a residential component.
Diversification from both a geographic and tenancy perspective is a critical component of our operating strategy. Our largest markets are located in California, Florida and Texas, which represent 10.0%, 21.4% and 31.8%, respectively, of our total properties' gross leasable area. Total revenues generated by our centers located in Houston and its surrounding areas was 20.0% of total revenue for the year ended December 31, 2019, and an additional 9.3% of total revenue was generated in 2019 from centers that are located in other parts of Texas. An additional 19.8% and 17.9% of total revenue was generated in 2019 by our centers located in Florida and California, respectively. As of December 31, 2019, we also had 23 parcels of land held for development, five of which were located in Houston and its surrounding areas and 10 of which were located in other parts of Texas. Because of our investments in Texas, including Houston and its surrounding areas, Florida and California, changes in economic or real estate conditions in any of these areas could more significantly affect our business and operations than changes in other geographic areas.
With respect to tenant diversification, our two largest tenants, TJX Companies, Inc. and The Kroger Co., accounted for 2.6% and 2.5%, respectively, of our total base minimum rental revenues for the year ended December 31, 2019. No other tenant accounted for more than 1.8% of our total base minimum rental revenues. Our anchor tenants are supermarkets, value-oriented apparel/discount stores and other retailers or service providers who generally sell basic necessity-type goods and services. We believe the stability of our anchor tenants, combined with convenient locations, attractive and well-maintained properties, high quality retailers and a strong tenant mix, should ensure the long-term viability of our portfolio.
Strategically, we strive to finance our growth and working capital needs in a conservative manner, including managing our debt maturities. Our senior debt credit ratings were BBB with a projected stable outlook from Standard & Poors and Baa1 with a projected stable outlook from Moody’s Investor Services as of December 31, 2019. We intend to maintain a conservative approach to managing our balance sheet, which, in turn, should permit us to raise debt or equity capital when needed. At December 31, 2019 and 2018, our debt to total assets before depreciation ratio was 34.3% and 36.4%, respectively.
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
Competition.    We compete with numerous other developers and real estate companies (both public and private), financial institutions and other investors engaged in the development, acquisition and operation of shopping centers and mixed-use properties in our geographical areas. This results in competition for the acquisition of both existing income-producing properties and prime development sites.

We also compete for tenants to occupy the space that is developed, acquired and managed by our competitors. The principal competitive factors in attracting tenants to our properties are location, price, anchor tenants and maintenance of properties. We believe our key competitive advantages include the favorable locations of our properties, the strong demographics surrounding our centers, knowledge of markets and customer bases, our ability to provide a retailer with multiple locations with quality anchor tenants and the practice of continuous maintenance and renovation of our properties.
Qualification as a Real Estate Investment Trust.    As of December 31, 2019, we met the qualification requirements of a REIT under the Internal Revenue Code, as amended. As a result, we will not be subject to federal income tax to the extent we meet certain requirements of the Internal Revenue Code, with the exception of our taxable REIT subsidiary.
Employees.    At December 31, 2019, we employed 239 full-time persons; our principal executive offices are located at 2600 Citadel Plaza Drive, Houston, Texas 77008; and our phone number is (713) 866-6000. We also have nine regional offices located in various parts of the U.S. Management considers its relations with their personnel to be good.
Sustainability.    We believe sustainability to be in the best interest of our tenants, investors, employees and the communities we operate. We are committed to reducing our environmental impact and believe this commitment is not only the right thing to do, but also supports us in achieving key strategic objectives in operations and development. More information about our sustainability initiatives, performance and disclosures are available on our website at www.weingarten.com.
Environmental Exposure.    We are under various federal, state and local laws, ordinances and regulations that may cause us to be liable for costs and damages to remove or remediate certain hazardous or toxic substances as an operator and owner of real estate. For further information regarding our risks related to environmental exposure, see Item 1A. "Risk Factors."
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
The U.S. and global equity and credit markets may experience significant price volatility, dislocations and liquidity disruptions, which could cause market prices of many stocks to fluctuate substantially and the spreads on prospective debt financings to widen considerably. These circumstances could materially impact liquidity in the financial markets, making terms for certain financings less attractive, and in certain cases result in the unavailability of certain types of financing. Uncertainties in the equity and credit markets may negatively impact our ability to access additional financing at reasonable terms or at all, which may negatively affect our ability to complete dispositions, form joint ventures or refinance our debt. A prolonged downturn in the equity or credit markets could cause us to seek alternative sources of potentially less attractive financing, and require us to adjust our business plan accordingly. In addition, these factors may make it more difficult for us to sell properties or adversely affect the price we receive for properties that we do sell, as prospective buyers may experience increased costs of financing or difficulties in obtaining financing. These events in the equity and credit markets may make it more difficult or costly for us to raise capital through the issuance of our common shares or preferred shares. These disruptions in the financial markets also may have a material adverse effect on the market value of our common shares and other adverse effects on us or the economy generally. There can be no assurances that government responses to any disruptions in the financial markets would restore consumer confidence, maintain stabilized markets or provide the availability of equity or credit financing.

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

•	Local conditions such as an oversupply of space or a reduction in demand for real estate in the area;

•	The attractiveness of the properties to tenants;

•	Competition from other available space;

•	Competition for our tenants from Internet sales and shifts in consumer shopping patterns;

•	Our tenant's ability to anticipate or revise their marketing and/or sales approach to meet changes in consumer shopping patterns;

•	The ongoing disruption and/or consolidation of the retail sector;

•	Our ability to provide adequate management services and to maintain our properties;

•	Increased operating costs, if these costs cannot be passed through to tenants;

•	The cost of periodically renovating, repairing and releasing spaces;

•	The consequences of any armed conflict involving, or terrorist attack against, the U.S.;

•	Our ability to secure adequate insurance;

•	Fluctuations in interest rates;

•	Changes in real estate taxes and other expenses; and

•	Availability of financing on acceptable terms or at all.
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
We intend to continue the selective development, redevelopment and construction of retail and/or mixed-use properties in accordance with our development and underwriting policies as opportunities arise. Our development, redevelopment and construction activities include risks that:

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
As of December 31, 2019, we had $17.4 million of secured debt and $0 outstanding debt on our $500 million unsecured revolving credit facility, expiring in March 2024, which bears interest at a floating rate based on the London Interbank Offered Rate (“LIBOR”) plus an applicable margin. We may incur additional debt indexed to LIBOR in the future. Central banks around the world, including the Federal Reserve, have commissioned working groups of market participants and official sector representatives with the goal of finding suitable replacements for LIBOR based on observable market transactions. It is expected that a transition away from the widespread use of LIBOR to alternative rates will occur over the course of the next few years. The United Kingdom Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021.
Accordingly, there is considerable uncertainty regarding the publication of such rates beyond 2021. The Federal Reserve Bank of New York and various other authorities have commenced the publication of reforms and actions relating to alternatives to U.S. dollar LIBOR (“USD-LIBOR”). The Alternative Reference Rates Committee ("ARRC") has proposed that the Secured Overnight Financing Rate ("SOFR") is the rate that represents best practice in the U.S. as the alternative to LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. ARRC has proposed a paced market transition plan to SOFR from LIBOR. We are not able to predict when LIBOR will cease to be available or if SOFR, or another alternative reference rate, attains market traction as a LIBOR replacement. If LIBOR ceases to exist, we will need to agree upon a benchmark replacement index with the bank, and as such the interest rate on our revolving credit facility and certain secured debt may change. The new rate may not be as favorable as those in effect prior to any LIBOR phase-out. Furthermore, the transition process may result in delays in funding, higher interest expense, additional expenses, and increased volatility in markets for instruments that currently rely on LIBOR. Although the full impact of such reforms and actions, together with any transition away from LIBOR, including the potential or actual discontinuance of LIBOR publication, remains unclear and may span several reporting periods, these changes may have a material adverse impact on the availability of financing, including LIBOR-based loans, and on our financing costs.
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
Tax laws remain under constant review by persons involved in the legislative process, at the Internal Revenue Service ("IRS") and the U.S. Department of the Treasury, and by various state and local tax authorities. Changes to tax laws, regulations, or administrative interpretations, which may be applied retroactively, could adversely affect us in a number of ways, including making it more difficult or more costly for us to qualify as a REIT or decreasing real estate values generally.
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
Changing weather patterns and climatic conditions, such as global warming, may have added to the unpredictability and frequency of natural disasters in some parts of the world and created additional uncertainty as to future trends and exposures. Our operations are located in many areas that have experienced and may in the future experience natural disasters and severe weather conditions such as hurricanes, tornadoes, earthquakes, droughts, floods and fires. The occurrence of natural disasters or severe weather conditions can delay new development and redevelopment projects, increase investment costs to repair or replace damaged properties, increase future property insurance costs, and negatively impact the tenant demand for lease space. Additionally, these weather conditions may also disrupt our tenants' businesses, which could affect the ability of some tenants to pay rent and may reduce the willingness of tenants to remain in or move to the affected area. Intense weather conditions during the last decade, among other factors, have caused our cost of property insurance to increase significantly. If insurance is unavailable to us or is unavailable on acceptable terms, or if our insurance is not adequate to cover business interruption or losses from these events, our earnings, liquidity or capital resources could be adversely affected.
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
ITEM 1B. Unresolved Staff Comments
None.
ITEM 2. Properties
At December 31, 2019, we owned or operated under long-term leases, either directly or through our interest in real estate joint ventures or partnerships, a total of 170 centers, primarily neighborhood, community and power shopping centers, which are located in 16 states spanning the country from coast to coast with approximately 32.5 million square feet of gross leasable area. Our centers are located principally in the South, West Coast and Southeast Coast of the U.S. with concentrations in California, Florida, and Texas. We also owned interests in 23 parcels of land held for development that totaled approximately 11.9 million square feet at December 31, 2019, of which approximately 11.7 million square feet may be used for new development or sold, and the remaining of which is adjacent to our existing operating centers may be used for expansion of those centers.
In 2019, no single center accounted for more than 7.1% of our total assets or 4.3% of base minimum rental revenues. The five largest centers, in the aggregate, represented approximately 13.4% of our base minimum rental revenues for the year ended December 31, 2019; otherwise, none of the remaining centers accounted for more than 2% of our base minimum rental revenues during the same period.
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
We actively embrace various initiatives that support the future of environmentally friendly shopping centers. Our primary areas of focus include energy efficiency, waste recycling, water conservation and construction/development best practices. We recognize there are economic, environmental and social implications associated with the full range of our sustainability efforts, and that a commitment to incorporating sustainable practices should add long-term value to our centers.
As of December 31, 2019, the weighted average occupancy rate for our centers was 95.2% compared to 94.4% as of December 31, 2018. The average base rent per square foot was approximately $19.87 in 2019, $19.35 in 2018, $18.69 in 2017, $17.93 in 2016 and $16.92 in 2015 for our centers.
We have approximately 3,800 separate leases with 2,900 different tenants. Included among our top revenue-producing tenants are: TJX Companies, Inc., The Kroger Co., Whole Foods Market, Inc., H-E-B Grocery Company, LP, Ross Stores, Inc., Albertsons Companies, Inc., Home Depot, Inc., PetSmart, Inc., 24 Hour Fitness Worldwide, Inc., and Bed, Bath & Beyond Inc. The diversity of our tenant base is also evidenced by the fact that our largest tenant, TJX Companies, Inc., accounted for only 2.6% of base minimum rental revenues during 2019.

Tenant Lease Expirations
As of December 31, 2019, lease expirations for the next 10 years, assuming tenants do not exercise renewal options, are as follows:

				Annual Rent of Expiring Leases
Year	Number of Expiring Leases	Square Feet of Expiring Leases (000’s)	Percentage of Leasable Square Feet	Total (000’s)	Per Square Foot	Percentage of Total Annual Net Rent
2020	449	1,754	5.39%	$35,652	$20.33	10.38%
2021	525	2,553	7.84%	49,827	19.52	14.50%
2022	517	2,921	8.97%	56,190	19.24	16.35%
2023	413	2,408	7.40%	43,818	18.20	12.75%
2024	384	2,652	8.15%	45,994	17.34	13.39%
2025	156	1,265	3.89%	22,974	18.16	6.69%
2026	93	650	2.00%	14,667	22.56	4.27%
2027	80	857	2.63%	15,129	17.65	4.40%
2028	95	1,323	4.06%	21,119	15.96	6.15%
2029	87	818	2.51%	13,748	16.81	4.00%
New Development/Redevelopment
At December 31, 2019, we had three projects in various stages of construction that were partially or wholly owned. We have funded $368.4 million through December 31, 2019 on these projects. We estimate our aggregate net investment upon completion to be $485.0 million. These projects are forecasted to have an average stabilized return on investment of approximately 5.5% when completed.
Upon completion, the estimated costs and square footage to be added to the portfolio for the three projects are as follows:

Project	City, State	Project Type	Retail Square Feet (000’s)	Residential Units	Net Estimated Costs (1) (000's)	Estimated Year of Completion
West Alex	Alexandria, Virginia	Mixed-Use	127	278	$200,000	2022
Centro Arlington (2)	Arlington, Virginia	Mixed-Use	72	366	135,000	2020
The Driscoll at River Oaks	Houston, Texas	Mixed-Use	11	318	150,000	2022
___________________

(1)	Current net estimated costs represents WRI's share of capital expenditures net of any forecasted sales of land pads.

(2)	Represents an unconsolidated joint venture where we have funded $121.1 million as of December 31, 2019, and we anticipate funding an additional $9 million through 2020.

Property Listing
The following table is a list of centers, summarized by state and includes our share of both consolidated and unconsolidated real estate partnerships and joint ventures as of December 31, 2019:

ALL PROPERTIES BY STATE	Number of Properties	Gross Leasable Area (GLA)	% of Total GLA
Arizona	19	2,863,083	8.8%
California	18	3,249,876	10.0%
Colorado	5	1,710,705	5.3%
Florida	28	6,953,434	21.4%
Georgia	11	1,987,551	6.1%
Kentucky	1	218,107	0.7%
Maryland	1	80,841	0.2%
Nevada	4	872,819	2.7%
New Mexico	1	145,851	0.4%
North Carolina	11	1,857,435	5.7%
Oregon	2	179,746	0.5%
Tennessee	4	654,550	2.0%
Texas	54	10,339,646	31.8%
Utah	1	304,899	0.9%
Virginia	3	323,105	1.0%
Washington	7	808,264	2.5%
Total	170	32,549,912	100%
___________________
GLA includes 4.5 million square feet of our partners’ ownership interest in these properties and 6.5 million square feet not owned or managed by us. Additionally, encumbrances on our properties total $263.4 million. See Schedule III for additional information.
The following table is a detailed list of centers by state and includes our share of both consolidated and unconsolidated real estate partnerships and joint ventures as of December 31, 2019:

Center	CBSA (7)	Owned %	Foot Notes	GLA	Grocer Anchor ( ) indicates owned by others	Other Anchors ( ) indicates owned by others
Operating Properties
Arizona
Broadway Marketplace	Phoenix-Mesa-Scottsdale, AZ	100.0%		87,379		Office Max, Ace Hardware
Camelback Miller Plaza	Phoenix-Mesa-Scottsdale, AZ	100.0%		150,711	Sprouts Farmers Market	T.J. Maxx, PetSmart
Camelback Village Square	Phoenix-Mesa-Scottsdale, AZ	100.0%		240,951	Fry’s Supermarket	(LA Fitness)
Desert Village Shopping Center	Phoenix-Mesa-Scottsdale, AZ	100.0%		107,071	AJ Fine Foods	CVS
Fountain Plaza	Phoenix-Mesa-Scottsdale, AZ	100.0%		304,107	Fry’s Supermarket	Dollar Tree, (Lowe's)
Madison Village Marketplace	Phoenix-Mesa-Scottsdale, AZ	100.0%		90,264	Safeway
Monte Vista Village Center	Phoenix-Mesa-Scottsdale, AZ	100.0%		108,551		(Wells Fargo)
Phoenix Office Building	Phoenix-Mesa-Scottsdale, AZ	100.0%		21,122		Weingarten Realty Regional Office, Endurance Rehab
Pueblo Anozira Shopping Center	Phoenix-Mesa-Scottsdale, AZ	100.0%		157,532	Fry’s Supermarket	Petco, Dollar Tree
Raintree Ranch Center	Phoenix-Mesa-Scottsdale, AZ	100.0%		133,020	Whole Foods
Red Mountain Gateway	Phoenix-Mesa-Scottsdale, AZ	100.0%		204,928		(Target), Bed Bath & Beyond, Famous Footwear
Scottsdale Horizon	Phoenix-Mesa-Scottsdale, AZ	100.0%		155,046	Safeway	CVS
Scottsdale Waterfront	Phoenix-Mesa-Scottsdale, AZ	100.0%		93,334		Olive & Ivy, P.F. Chang's, David's Bridal, Urban Outfitters

Center	CBSA (7)	Owned %	Foot Notes	GLA	Grocer Anchor ( ) indicates owned by others	Other Anchors ( ) indicates owned by others
Squaw Peak Plaza	Phoenix-Mesa-Scottsdale, AZ	100.0%		60,713	Sprouts Farmers Market
Summit at Scottsdale	Phoenix-Mesa-Scottsdale, AZ	51.0%	(1)(3)	322,992	Safeway	(Target), CVS, OfficeMax, PetSmart
Entrada de Oro Plaza Shopping Center	Tucson, AZ	100.0%		109,075	Walmart Neighborhood Market
Madera Village Shopping Center	Tucson, AZ	100.0%		106,858	Safeway	Dollar Tree
Oracle Wetmore Shopping Center	Tucson, AZ	100.0%		343,298		(Home Depot), (Nordstrom Rack), Jo-Ann Fabric, Cost Plus World Market, PetSmart, Walgreens, Ulta Beauty
Shoppes at Bears Path	Tucson, AZ	100.0%		66,131		(CVS Drug)
Arizona Total:				2,863,083
California
8000 Sunset Strip Shopping Center	Los Angeles-Long Beach-Anaheim, CA	100.0%		169,775	Trader Joe's	CVS, Crunch, AMC Theaters, CB2
Centerwood Plaza	Los Angeles-Long Beach-Anaheim, CA	100.0%		75,486	Superior Grocers	Dollar Tree
The Westside Center	Los Angeles-Long Beach-Anaheim, CA	100.0%		36,540		Guitar Center
Westminster Center	Los Angeles-Long Beach-Anaheim, CA	100.0%		440,437	Albertsons	Home Depot, Ross Dress for Less, Petco, Rite Aid, Dollar Tree, 24 Hour Fitness
Chino Hills Marketplace	Riverside-San Bernardino-Ontario, CA	100.0%		310,812	Smart & Final Stores	Dollar Tree, 24 Hour Fitness, Rite Aid
Valley Shopping Center	Sacramento--Roseville--Arden-Arcade, CA	100.0%		107,191	Food 4 Less
El Camino Promenade	San Diego-Carlsbad, CA	100.0%		128,740		T.J. Maxx, Dollar Tree, BevMo
Rancho San Marcos Village	San Diego-Carlsbad, CA	100.0%		133,439	Vons	24 Hour Fitness
San Marcos Plaza	San Diego-Carlsbad, CA	100.0%		80,086	(Albertsons)
580 Market Place	San Francisco-Oakland-Hayward, CA	100.0%		100,097	Safeway	24 Hour Fitness, Petco
Gateway Plaza	San Francisco-Oakland-Hayward, CA	100.0%		352,778	Raley’s	24 Hour Fitness
Greenhouse Marketplace	San Francisco-Oakland-Hayward, CA	100.0%		232,824	(Safeway)	(CVS), Jo-Ann Fabric, 99 Cents Only, Petco
Cambrian Park Plaza	San Jose-Sunnyvale-Santa Clara, CA	100.0%		171,190		BevMo, Dollar Tree
Silver Creek Plaza	San Jose-Sunnyvale-Santa Clara, CA	100.0%		201,716	Sprouts Farmers Market	Walgreens
Stevens Creek Central	San Jose-Sunnyvale-Santa Clara, CA	100.0%		195,863	Safeway	Marshalls, Total Wine, Cost Plus World Market
Freedom Centre	Santa Cruz-Watsonville, CA	100.0%		150,865	Safeway	Rite Aid, Big Lots
Stony Point Plaza	Santa Rosa, CA	100.0%		200,011	Food Maxx	Ross Dress for Less, Fallas Paredes
Southampton Center	Vallejo-Fairfield, CA	100.0%		162,026	Raley’s	Ace Hardware, Dollar Tree
California Total:				3,249,876
Colorado
Aurora City Place	Denver-Aurora-Lakewood, CO	50.0%	(1)(3)	538,152	(Super Target)	Barnes & Noble, Ross Dress For Less, PetSmart, Michaels, Conn's
Crossing at Stonegate	Denver-Aurora-Lakewood, CO	100.0%		109,080	King Sooper’s
Edgewater Marketplace	Denver-Aurora-Lakewood, CO	100.0%		270,548	King Sooper's	Ace Hardware, (Target)
Lowry Town Center	Denver-Aurora-Lakewood, CO	100.0%		129,425	(Safeway)
River Point at Sheridan	Denver-Aurora-Lakewood, CO	100.0%		663,500		(Target), (Costco), Regal Cinema, Michaels, Conn's, PetSmart, Burlington
Colorado Total:				1,710,705
Florida
Argyle Village Shopping Center	Jacksonville, FL	100.0%		306,506	Publix	Bed Bath & Beyond, T.J. Maxx, Jo-Ann Fabric, Michaels, American Signature Furniture
Atlantic West	Jacksonville, FL	50.0%	(1)(3)	188,278	(Walmart Supercenter)	T.J. Maxx, HomeGoods, Dollar Tree, Shoe Carnival, (Kohl's)
Epic Village St. Augustine	Jacksonville, FL	70.0%	(1)	64,180		(Epic Theaters)
Kernan Village	Jacksonville, FL	50.0%	(1)(3)	288,780	(Walmart Supercenter)	Ross Dress for Less, Petco
Boca Lyons Plaza	Miami-Fort Lauderdale-West Palm Beach, FL	100.0%		117,597	Aroma Market & Catering	Ross Dress for Less
Deerfield	Miami-Fort Lauderdale-West Palm Beach, FL	100.0%		408,803	Publix	T.J. Maxx, Marshalls, Cinépolis, YouFit, Ulta
Embassy Lakes Shopping Center	Miami-Fort Lauderdale-West Palm Beach, FL	100.0%		142,751		Tuesday Morning, Dollar Tree

Center	CBSA (7)	Owned %	Foot Notes	GLA	Grocer Anchor ( ) indicates owned by others	Other Anchors ( ) indicates owned by others
Flamingo Pines	Miami-Fort Lauderdale-West Palm Beach, FL	20.0%	(1)(3)	148,841	Publix
Hollywood Hills Plaza	Miami-Fort Lauderdale-West Palm Beach, FL	20.0%	(1)(3)	416,769	Publix	Target, Chewy.com
Northridge	Miami-Fort Lauderdale-West Palm Beach, FL	20.0%	(1)(3)	236,478	Publix	Petco, Ross Dress for Less, Dollar Tree
Pembroke Commons	Miami-Fort Lauderdale-West Palm Beach, FL	20.0%	(1)(3)	323,687	Publix	Marshalls, Office Depot, LA Fitness, Dollar Tree
Sea Ranch Centre	Miami-Fort Lauderdale-West Palm Beach, FL	100.0%		98,851	Publix	CVS, Dollar Tree
Tamiami Trail Shops	Miami-Fort Lauderdale-West Palm Beach, FL	20.0%	(1)(3)	132,647	Publix	CVS
The Palms at Town & County	Miami-Fort Lauderdale-West Palm Beach, FL	100.0%		657,638	Publix	Kohl's, Marshalls, HomeGoods, Dick's Sporting Goods, 24 Hour Fitness, Nordstrom Rack, CVS
TJ Maxx Plaza	Miami-Fort Lauderdale-West Palm Beach, FL	100.0%		161,429	Fresco Y Mas	T.J. Maxx, Dollar Tree
Vizcaya Square Shopping Center	Miami-Fort Lauderdale-West Palm Beach, FL	100.0%		110,081	Winn Dixie
Wellington Green Commons	Miami-Fort Lauderdale-West Palm Beach, FL	100.0%		136,556	Whole Foods Market
Clermont Landing	Orlando-Kissimmee-Sanford, FL	75.0%	(1)(3)	347,284		(J.C. Penney), (Epic Theater), T.J. Maxx, Ross Dress for Less, Michaels
Colonial Plaza	Orlando-Kissimmee-Sanford, FL	100.0%		498,457		Hobby Lobby, Ross Dress for Less, Marshalls, Old Navy, Staples, Stein Mart, Barnes & Noble, Petco, Big Lots
Phillips Crossing	Orlando-Kissimmee-Sanford, FL	100.0%		145,644	Whole Foods	Golf Galaxy, Michaels
Shoppes of South Semoran	Orlando-Kissimmee-Sanford, FL	100.0%		103,779	Walmart Neighborhood Market	Dollar Tree
The Marketplace at Dr. Phillips	Orlando-Kissimmee-Sanford, FL	20.0%	(1)(3)	326,850	Publix	HomeGoods, Stein Mart, Morton's of Chicago, Office Depot
Winter Park Corners	Orlando-Kissimmee-Sanford, FL	100.0%		93,311	Sprouts Farmers Market
Pineapple Commons	Port St. Lucie, FL	20.0%	(1)(3)	269,924		Ross Dress for Less, Best Buy, PetSmart, Marshalls, (CVS)
Countryside Centre	Tampa-St. Petersburg-Clearwater, FL	100.0%		245,958		T.J. Maxx, HomeGoods, Dick's Sporting Goods, Ross Dress for Less
East Lake Woodlands	Tampa-St. Petersburg-Clearwater, FL	20.0%	(1)(3)	104,430	Walmart Neighborhood Market	Walgreens
Largo Mall	Tampa-St. Petersburg-Clearwater, FL	100.0%		610,106	(Publix)	Marshalls, Bealls, PetSmart, Bed Bath & Beyond, Staples, Michaels, (Target)
Sunset 19 Shopping Center	Tampa-St. Petersburg-Clearwater, FL	100.0%		267,819	Sprouts Farmers Market	Hobby Lobby, Bed Bath & Beyond, Barnes & Noble, Old Navy, Cost Plus World Market
Florida Total:				6,953,434
Georgia
Brownsville Commons	Atlanta-Sandy Springs-Roswell, GA	100.0%		81,913	(Kroger)
Camp Creek Marketplace II	Atlanta-Sandy Springs-Roswell, GA	100.0%		228,003		Burlington, DSW, LA Fitness, American Signature Furniture
Grayson Commons	Atlanta-Sandy Springs-Roswell, GA	100.0%		76,581	Kroger
Lakeside Marketplace	Atlanta-Sandy Springs-Roswell, GA	100.0%		332,699	(Super Target)	Ross Dress for Less, Petco
Mansell Crossing	Atlanta-Sandy Springs-Roswell, GA	20.0%	(1)(3)	102,930		buybuy BABY, Ross Dress for Less, Party City
North Decatur Station	Atlanta-Sandy Springs-Roswell, GA	51.0%	(1)(3)	88,778	Whole Foods 365
Perimeter Village	Atlanta-Sandy Springs-Roswell, GA	100.0%		380,538	Walmart Supercenter	Hobby Lobby, Cost Plus World Market, DSW
Publix at Princeton Lakes	Atlanta-Sandy Springs-Roswell, GA	20.0%	(1)(3)	72,205	Publix
Roswell Corners	Atlanta-Sandy Springs-Roswell, GA	100.0%		327,261	(Super Target), Fresh Market	T.J. Maxx
Roswell Crossing Shopping Center	Atlanta-Sandy Springs-Roswell, GA	100.0%		201,056	Trader Joe's	Office Max, PetSmart, Walgreens
Thompson Bridge Commons	Gainesville, GA	100.0%		95,587	(Kroger)
Georgia Total:				1,987,551
Kentucky
Festival on Jefferson Court	Louisville/Jefferson County, KY-IN	100.0%		218,107	Kroger	(PetSmart), (T.J. Maxx), Staples, Party City
Kentucky Total:				218,107
Maryland
Pike Center	Washington-Arlington-Alexandria, DC-VA-MD-WV	100.0%		80,841		Pier 1, DXL Mens Apparel
Maryland Total:				80,841

Center	CBSA (7)	Owned %	Foot Notes	GLA	Grocer Anchor ( ) indicates owned by others	Other Anchors ( ) indicates owned by others
Nevada
Charleston Commons Shopping Center	Las Vegas-Henderson-Paradise, NV	100.0%		366,952	Walmart	Ross Dress for Less, Office Max, 99 Cents Only, PetSmart
College Park Shopping Center	Las Vegas-Henderson-Paradise, NV	100.0%		195,215	El Super	Factory 2 U, CVS
Francisco Center	Las Vegas-Henderson-Paradise, NV	100.0%		148,815	La Bonita Grocery	(Ross Dress for Less)
Rancho Towne & Country	Las Vegas-Henderson-Paradise, NV	100.0%		161,837	Smith’s Food
Nevada Total:				872,819
New Mexico
North Towne Plaza	Albuquerque, NM	100.0%		145,851	Whole Foods Market	HomeGoods
New Mexico Total:				145,851
North Carolina
Galleria Shopping Center	Charlotte-Concord-Gastonia, NC-SC	100.0%		324,704	(Walmart Supercenter)
Bull City Market	Durham-Chapel Hill, NC	100.0%		40,875	Whole Foods Market
Hope Valley Commons	Durham-Chapel Hill, NC	100.0%		81,327	Harris Teeter
Avent Ferry Shopping Center	Raleigh, NC	100.0%		119,652	Food Lion	Family Dollar
Capital Square	Raleigh, NC	100.0%		143,063	Food Lion
Falls Pointe Shopping Center	Raleigh, NC	100.0%		198,549	Harris Teeter	(Kohl’s)
High House Crossing	Raleigh, NC	100.0%		87,517	Lidl
Leesville Towne Centre	Raleigh, NC	100.0%		127,106	Harris Teeter
Northwoods Shopping Center	Raleigh, NC	100.0%		77,803	Walmart Neighborhood Market	Dollar Tree
Six Forks Shopping Center	Raleigh, NC	100.0%		468,402	Food Lion	Target, Home Depot, Bed Bath & Beyond, PetSmart
Stonehenge Market	Raleigh, NC	100.0%		188,437	Harris Teeter	Stein Mart, Walgreens
North Carolina Total:				1,857,435
Oregon
Clackamas Square	Portland-Vancouver-Hillsboro, OR-WA	20.0%	(1)(3)	140,226	(Winco Foods)	T.J. Maxx
Raleigh Hills Plaza	Portland-Vancouver-Hillsboro, OR-WA	20.0%	(1)(3)	39,520	New Seasons Market	Walgreens
Oregon Total:				179,746
Tennessee
Highland Square	Memphis, TN-MS-AR	100.0%		14,490		Walgreens
Mendenhall Commons	Memphis, TN-MS-AR	100.0%		88,108	Kroger
Ridgeway Trace	Memphis, TN-MS-AR	100.0%		306,556		(Target), Best Buy, PetSmart, REI
The Commons at Dexter Lake	Memphis, TN-MS-AR	100.0%		245,396	Kroger	Marshalls, HomeGoods, Stein Mart
Tennessee Total:				654,550
Texas
Mueller Regional Retail Center	Austin-Round Rock, TX	100.0%		351,099		Marshalls, PetSmart, Bed Bath & Beyond, Home Depot, Best Buy, Total Wine
North Park Plaza	Beaumont-Port Arthur, TX	50.0%	(1)(3)	281,035		(Target), Spec's, Kirkland's
North Towne Plaza	Brownsville-Harlingen, TX	100.0%		144,846		(Lowe's)
Rock Prairie Marketplace	College Station-Bryan, TX	100.0%		18,163
Overton Park Plaza	Dallas-Fort Worth-Arlington, TX	100.0%		462,800	Sprouts Farmers Market	Burlington, PetSmart, T.J. Maxx, (Home Depot), buybuy BABY
Preston Shepard Place	Dallas-Fort Worth-Arlington, TX	20.0%	(1)(3)	361,830		Nordstrom, Marshalls, Stein Mart, Office Depot, Petco, Burlington
10-Federal Shopping Center	Houston-The Woodlands-Sugar Land, TX	15.0%	(1)	132,473	Sellers Bros.	Palais Royal, Harbor Freight Tools
Alabama Shepherd Shopping Center	Houston-The Woodlands-Sugar Land, TX	100.0%		59,120	Trader Joe's	PetSmart
Baybrook Gateway	Houston-The Woodlands-Sugar Land, TX	100.0%		241,149		Ashley Furniture, Cost Plus World Market, Barnes & Noble, Michaels
Bellaire Blvd. Shopping Center	Houston-The Woodlands-Sugar Land, TX	100.0%		43,891	Randall’s
Blalock Market at I-10	Houston-The Woodlands-Sugar Land, TX	100.0%		97,277	99 Ranch Market

Center	CBSA (7)	Owned %	Foot Notes	GLA	Grocer Anchor ( ) indicates owned by others	Other Anchors ( ) indicates owned by others
Citadel Building	Houston-The Woodlands-Sugar Land, TX	100.0%		121,000		Weingarten Realty Investors Corporate Office
Galveston Place	Houston-The Woodlands-Sugar Land, TX	100.0%		210,361	Randall’s	Office Depot, Palais Royal, Spec's
Griggs Road Shopping Center	Houston-The Woodlands-Sugar Land, TX	15.0%	(1)	80,093		Family Dollar, Citi Trends
Harrisburg Plaza	Houston-The Woodlands-Sugar Land, TX	15.0%	(1)	93,620		dd's Discount
HEB - Dairy Ashford & Memorial	Houston-The Woodlands-Sugar Land, TX	100.0%		36,874		H-E-B Fulfillment Center
Heights Plaza Shopping Center	Houston-The Woodlands-Sugar Land, TX	100.0%		71,277	Kroger	Goodwill
I45/Telephone Rd.	Houston-The Woodlands-Sugar Land, TX	15.0%	(1)	171,600	Sellers Bros.	Famsa, Harbor Freight Tools
League City Plaza	Houston-The Woodlands-Sugar Land, TX	15.0%	(1)	129,467		Crunch Fitness, Spec’s
Market at Westchase Shopping Center	Houston-The Woodlands-Sugar Land, TX	100.0%		81,441		Blink Fitness
Oak Forest Shopping Center	Houston-The Woodlands-Sugar Land, TX	100.0%		157,812	Kroger	Ross Dress for Less, Dollar Tree, PetSmart
Randalls Center/Kings Crossing	Houston-The Woodlands-Sugar Land, TX	100.0%		126,397	Randall’s	CVS
Richmond Square	Houston-The Woodlands-Sugar Land, TX	100.0%		92,657		Best Buy, Cost Plus World Market
River Oaks Shopping Center - East	Houston-The Woodlands-Sugar Land, TX	100.0%		71,265	Kroger
River Oaks Shopping Center - West	Houston-The Woodlands-Sugar Land, TX	100.0%	(5)	230,026	Kroger	Barnes & Noble, Talbots, Ann Taylor, GAP, JoS. A. Bank
Shoppes at Memorial Villages	Houston-The Woodlands-Sugar Land, TX	100.0%		166,777		Gulf Coast Veterinary Specialists
Shops at Kirby Drive	Houston-The Woodlands-Sugar Land, TX	100.0%		55,460		Freebirds Burrito
Shops at Three Corners	Houston-The Woodlands-Sugar Land, TX	70.0%	(1)	282,613	Fiesta	Ross Dress for Less, PetSmart, Office Depot, Big Lots
Southgate Shopping Center	Houston-The Woodlands-Sugar Land, TX	15.0%	(1)	124,453	Food-A-Rama	CVS, Family Dollar, Palais Royal
The Centre at Post Oak	Houston-The Woodlands-Sugar Land, TX	100.0%		183,940		Marshalls, Old Navy, Grand Lux Café, Nordstrom Rack, Arhaus
The Shops at Hilshire Village	Houston-The Woodlands-Sugar Land, TX	100.0%		117,473	Kroger	Walgreens
Tomball Marketplace	Houston-The Woodlands-Sugar Land, TX	100.0%		326,545		(Academy), (Kohl's), Ross Dress For Less, Marshalls
Village Plaza at Bunker Hill	Houston-The Woodlands-Sugar Land, TX	57.8%	(1)(3)	491,687	H-E-B	PetSmart, Academy, Nordstrom Rack, Burlington
West Gray	Houston-The Woodlands-Sugar Land, TX	100.0%		36,900		Pier 1
Westchase Shopping Center	Houston-The Woodlands-Sugar Land, TX	100.0%		347,475	Whole Foods Market	(Target), Ross Dress for Less, Petco
Westhill Village Shopping Center	Houston-The Woodlands-Sugar Land, TX	100.0%		130,851		Ross Dress for Less, Office Depot, 99 Cents Only
Independence Plaza	Laredo, TX	100.0%		347,302	H-E-B	T.J. Maxx, Ross Dress for Less, Hobby Lobby, Petco, Ulta Beauty
North Creek Plaza	Laredo, TX	100.0%		487,850	(H-E-B)	(Target), Marshalls, Old Navy, Best Buy, HomeGoods
Plantation Centre	Laredo, TX	100.0%		144,129	H-E-B
Las Tiendas Plaza	McAllen-Edinburg-Mission, TX	50.0%	(1)(3)	500,084		(Target), Dick's Sporting Goods, Conn's, Ross Dress for Less, Marshalls, Office Depot, (HomeGoods), (Forever 21)
Market at Nolana	McAllen-Edinburg-Mission, TX	50.0%	(1)(3)	245,057	(Walmart Supercenter)
Market at Sharyland Place	McAllen-Edinburg-Mission, TX	50.0%	(1)(3)	301,174	(Walmart Supercenter)	Kohl's, Dollar Tree
McAllen Center	McAllen-Edinburg-Mission, TX	50.0%	(1)(3)(6)	103,702	H-E-B
North Sharyland Crossing	McAllen-Edinburg-Mission, TX	50.0%	(1)(3)	3,576
Northcross	McAllen-Edinburg-Mission, TX	50.0%	(1)(3)	75,066		Barnes & Noble
Old Navy Building	McAllen-Edinburg-Mission, TX	50.0%	(1)(3)	15,000		Old Navy
Sharyland Towne Crossing	McAllen-Edinburg-Mission, TX	50.0%	(1)(3)	492,797	H-E-B	(Target), T.J. Maxx, Petco, Office Depot, Ross Dress for Less
Trenton Crossing	McAllen-Edinburg-Mission, TX	100.0%		571,255		(Target), (Kohl's), Hobby Lobby, Ross Dress for Less, Marshalls, PetSmart
Starr Plaza	Rio Grande City, TX	50.0%	(1)(3)	176,694	H-E-B	Bealls
Fiesta Trails	San Antonio-New Braunfels, TX	100.0%		486,470	(H-E-B)	Marshalls, Bob Mills Furniture, Act III Theatres, Stein Mart, Petco
Parliament Square II	San Antonio-New Braunfels, TX	100.0%		54,541		Incredible Pizza

Center	CBSA (7)	Owned %	Foot Notes	GLA	Grocer Anchor ( ) indicates owned by others	Other Anchors ( ) indicates owned by others
Stevens Ranch	San Antonio-New Braunfels, TX	50.0%	(1)	21,314
The Shoppes at Wilderness Oaks	San Antonio-New Braunfels, TX	100.0%		20,081
Thousand Oaks Shopping Center	San Antonio-New Braunfels, TX	15.0%	(1)	161,807	H-E-B	Bealls, Tuesday Morning
Texas Total:				10,339,646
Utah
West Jordan Town Center	Salt Lake City, UT	100.0%		304,899	Lucky Supermarket	(Target), Petco
Utah Total:				304,899
Virginia
Hilltop Village Center	Washington-Arlington-Alexandria, DC-VA-MD-WV	100.0%	(4)	250,811	Wegmans	L.A. Fitness
Virginia Total:				250,811
Washington
2200 Westlake	Seattle-Tacoma-Bellevue, WA	69.4%	(1)(3)	87,014	Whole Foods
Covington Esplanade	Seattle-Tacoma-Bellevue, WA	100.0%		187,388		The Home Depot
Meridian Town Center	Seattle-Tacoma-Bellevue, WA	20.0%	(1)(3)	143,401	(Safeway)	Jo-Ann Fabric, Tuesday Morning
Queen Anne Marketplace	Seattle-Tacoma-Bellevue, WA	51.0%	(1)(3)	81,053	Metropolitan Market	Bartell's Drug
Rainier Square Plaza	Seattle-Tacoma-Bellevue, WA	20.0%	(1)(3)	111,735	Safeway	Ross Dress for Less
South Hill Center	Seattle-Tacoma-Bellevue, WA	20.0%	(1)(3)	134,010		Bed Bath & Beyond, Ross Dress for Less, Best Buy
The Whittaker	Seattle-Tacoma-Bellevue, WA	100.0%		63,663	Whole Foods
Washington Total:				808,264
Total Operating Properties				32,477,618
New Development
Virginia
Centro Arlington	Washington-Arlington-Alexandria, DC-VA-MD-WV	90.0%	(1)(2)(3)	72,294	Harris Teeter
West Alex	Washington-Arlington-Alexandria, DC-VA-MD-WV	100.0%	(2)	—	Harris Teeter
Virginia Total:				72,294
Total New Developments				72,294
Operating & New Development Properties				32,549,912
___________________

(1)
Denotes property is held by a real estate joint venture or partnership; however, the gross leasable area square feet figures include our partners’ ownership interest in the property and property owned by others.

(2)	Denotes property currently under development.

(3)	Denotes properties that are not consolidated under generally accepted accounting principles.

(4)	Denotes Hilltop Village Center, a 50/50 Joint Venture reflecting current 100% economics to WRI.

(5)	River Oaks Shopping Center - West includes The Driscoll at River Oaks which is under development.

(6)	McAllen Center formerly reported as South 10th St. HEB.

(7)	CBSA represents the Core Based Statistical Area.
ITEM 3. Legal Proceedings
We are involved in various matters of litigation arising in the normal course of business. While we are unable to predict the amounts involved, our management and counsel believe that when such litigation is resolved, our resulting liability, if any, will not have a material effect on our consolidated financial statements.
ITEM 4. Mine Safety Disclosures
Not applicable.

PART II
ITEM 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Our common shares are listed and traded on the New York Stock Exchange under the symbol “WRI.” As of February 21, 2020, the number of holders of record of our common shares was 1,651.
Securities Authorized for Issuance under Equity Compensation Plans
The following table summarizes the equity compensation plans under which our common shares may be issued as of December 31, 2019:

Plan category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders	207,416	$23.84	952,877
Equity compensation plans not approved by shareholders	—	—	—
Total	207,416	$23.84	952,877

Performance Graph
The graph and table below provides an indicator of cumulative total shareholder returns for us as compared with the S&P 500 Stock Index and the FTSE NAREIT Equity Shopping Centers Index, weighted by market value at each measurement point. The graph assumes that on December 31, 2014, $100 was invested in our common shares and that all dividends were reinvested by the shareholder.
Comparison of Five Year Cumulative Return
*$100 invested on December 31, 2014 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.
Source: SNL Financial LC

	2015	2016	2017	2018	2019
Weingarten Realty Investors	$103.18	$111.00	$109.40	$92.03	$122.49
S&P 500 Index	101.38	113.51	138.29	132.23	173.86
FTSE NAREIT Equity Shopping Centers Index	104.72	108.57	96.23	82.23	102.81
There can be no assurance that our share performance will continue into the future with the same or similar trends depicted in the graph above. We do not make or endorse any predications as to future share performance.
Issuer Purchases of Equity Securities
We have a $200 million share repurchase plan. Under this plan, we may repurchase common shares from time-to-time in open-market or in privately negotiated purchases. The timing and amount of any shares repurchased will be determined by management based on its evaluation of market conditions and other factors. The repurchase plan may be suspended or discontinued at any time, and we have no obligations to repurchase any amount of our common shares under the plan. As of the date of this filing, $181.5 million of common shares remained available to be repurchased under the plan. Also, for the three months ended December 31, 2019, no common shares were surrendered or deemed surrendered to us to satisfy any employees' tax withholding obligations in connection with the vesting and/or exercise of awards under our equity-based compensation plans.

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

	(Amounts in thousands, except per share amounts) Year Ended December 31,
	2019 (1)	2018 (1)	2017	2016	2015
Operating Data:
Revenues	$486,625	$531,147	$573,163	$549,555	$512,844
Operating expenses	327,095	356,820	395,356	354,453	327,993
Interest expense, net	57,601	63,348	80,326	83,003	87,783
Interest and other income, net	11,003	2,807	7,532	1,910	4,406
Gain on sale of property	189,914	207,865	218,611	100,714	59,621
Income before income taxes and equity in earnings of real estate joint ventures and partnerships, net	302,846	321,651	323,624	214,723	161,095
(Provision) benefit for income taxes	(1,040)	(1,378)	17	(6,856)	(52)
Equity in earnings of real estate joint ventures and partnerships, net	20,769	25,070	27,074	20,642	19,300
Gain on sale and acquisition of real estate joint venture and partnership interests	—	—	—	48,322	879
Net income	322,575	345,343	350,715	276,831	181,222
Less: net income attributable to noncontrolling interests	(7,140)	(17,742)	(15,441)	(37,898)	(6,870)
Dividends and redemption costs of preferred shares	—	—	—	—	(13,517)
Net income attributable to common shareholders	$315,435	$327,601	$335,274	$238,933	$160,835
Per Share Data - Basic:
Net income attributable to common shareholders	$2.47	$2.57	$2.62	$1.90	$1.31
Weighted average number of shares - basic	127,842	127,651	127,755	126,048	123,037
Per Share Data - Diluted:
Net income attributable to common shareholders	$2.44	$2.55	$2.60	$1.87	$1.29
Weighted average number of shares - diluted	130,116	128,441	130,071	128,569	124,329
Balance Sheet Data:
Property before accumulated depreciation	$4,145,249	$4,105,068	$4,498,859	$4,789,145	$4,262,959
Total assets	3,937,934	3,826,961	4,196,639	4,426,928	3,901,945
Debt, net	1,732,338	1,794,684	2,081,152	2,356,528	2,113,277
Total equity	1,876,160	1,750,699	1,809,842	1,716,896	1,545,010
Other Data:
Cash flows from operating activities	$270,050	$285,960	$269,758	$252,411	$245,435
Cash flows from investing activities	(16,026)	432,954	298,992	(366,172)	(197,132)
Cash flows from financing activities	(274,870)	(664,111)	(588,695)	129,798	(126,248)
Cash dividends per common share	1.58	2.98	2.29	1.46	1.38
NAREIT funds from operations attributable to common shareholders - basic (2)	271,608	307,934	308,517	291,656	258,126
NAREIT funds from operations attributable to common shareholders - diluted (2)	273,720	307,934	311,601	293,652	260,029
Core funds from operations attributable to common shareholders - diluted (2)	273,730	292,515	318,446	300,894	274,772
___________________

(1)
See Note 2 in Item 8 for newly issued accounting pronouncements that were adopted using a modified retrospective approach during the respective year and may affect the comparability of the above selected financial information.

(2)	See Item 7 for the definition of funds from operations attributable to common shareholders for these non-GAAP measures.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the consolidated financial statements and notes thereto and the comparative summary of selected financial data appearing elsewhere in this report. Historical results and trends which might appear should not be taken as indicative of future operations. Our results of operations and financial condition, as reflected in the accompanying consolidated financial statements and related footnotes, are subject to management’s evaluation and interpretation of business conditions, retailer performance, changing capital market conditions and other factors which could affect the ongoing viability of our tenants. Discussion regarding our results of operations for fiscal year 2018 as compared to fiscal year 2017 is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 28, 2019.
Executive Overview
Weingarten Realty Investors is a REIT organized under the Texas Business Organizations Code. We, and our predecessor entity, began the ownership of shopping centers and other commercial real estate in 1948. Our primary business is leasing space to tenants in the shopping centers we own or lease. These centers may be mixed-use properties that have both retail and residential components. We also provide property management services for which we charge fees to either joint ventures where we are partners or other outside owners.
We operate a portfolio of rental properties, primarily neighborhood and community shopping centers, totaling approximately 32.5 million square feet of gross leasable area that is either owned by us or others. We have a diversified tenant base with our largest tenant comprising only 2.6% of base minimum rental revenues during 2019.
At December 31, 2019, we owned or operated under long-term leases, either directly or through our interest in real estate joint ventures or partnerships, a total of 170 properties, which are located in 16 states spanning the country from coast to coast.
We also owned interests in 23 parcels of land held for development that totaled approximately 11.9 million square feet at December 31, 2019.
We had approximately 3,800 leases with 2,900 different tenants at December 31, 2019. Rental revenue is primarily derived from operating leases with terms of 10 years or less, and may include multiple options, upon tenant election, to extend the lease term in increments up to five years. Many of our leases have increasing minimum rental rates during the terms of the leases through escalation provisions. In addition, the majority of our leases provide for variable rental revenues, such as reimbursements of real estate taxes, maintenance and insurance and may include an amount based on a percentage of the tenants’ sales. Our anchor tenants are supermarkets, value-oriented apparel/discount stores and other retailers or service providers who generally sell basic necessity-type goods and services. Although there is a broad shift in shopping patterns, including internet shopping that continues to affect our tenants, we believe our anchor tenants, most of which have adopted omni-channel models which help drive foot traffic, combined with convenient locations, attractive and well-maintained properties, high quality retailers and a strong tenant mix, should lessen the effects of these conditions and maintain the viability of our portfolio.
Our goal is to remain a leader in owning and operating top-tier neighborhood and community shopping centers and mixed-use properties in certain markets of the United States. Our strategic initiatives include: (1) owning quality shopping centers in preferred locations that attract strong tenants, (2) growing net income from our existing portfolio by increasing occupancy and rental rates, (3) raising net asset value and cash flow through quality acquisitions and new developments, (4) continuously redeveloping our existing shopping centers to increase cash flow and enhance the value of the centers and (5) maintaining a strong, flexible consolidated balance sheet and a well-managed debt maturity schedule. We believe these initiatives will keep our portfolio of properties among the strongest in our sector. Due to current capitalization rates in the market along with the uncertainty of changes in interest rates and various other market conditions, we intend to continue to be very prudent in our evaluation of all new investment opportunities. We believe the pricing of assets that no longer meet our ownership criteria remains reasonably stable while the price of our common shares remains below our net asset value. Given these conditions, we have been focused on dispositions of properties with risk factors that impact our willingness to own them going forward, and although we intend to continue with this strategy, our dispositions are expected to decrease to a normalized level in 2020. We intend to utilize the proceeds from dispositions to, among other things, fund acquisitions along with both new development and redevelopment projects.

As we discussed above, we continuously recycle non-core operating centers that no longer meet our ownership criteria and that will provide capital for growth opportunities. During 2019, we disposed of real estate assets, which were owned by us either directly or through our interest in real estate joint ventures or partnerships, with our share of aggregate gross sales proceeds totaling $451.7 million. We have approximately $96 million of dispositions currently under contracts or letters of intent; however, there are no assurances that these transactions will close at such prices or at all. For 2020, we expect the volume of dispositions will significantly decrease from those in 2019, and we anticipate that our normal disposition recycling program will range from $100 million to $150 million.
We intend to continue to actively seek acquisition properties that meet our return hurdles and to actively evaluate other opportunities as they enter the market. Due to the significant amount of capital available in the market, it has been difficult to participate at price points that meet our investment criteria. During 2019, we acquired six centers and other property, of which five are grocery-anchored shopping centers and one is in a 51% unconsolidated real estate joint venture, adding 828,000 square feet to the portfolio with our share of the aggregate gross purchase price totaling $246.4 million. For 2020, we expect to complete acquisition investments in the range of $100 million to $150 million; however, there are no assurances that this will actually occur.
We intend to continue to focus on identifying new development projects as another source of growth, as well as continue to look for redevelopment opportunities. The opportunities for additional new development projects are limited at this time primarily due to a lack of demand for new retail space. During 2019, we invested $150.4 million in two mixed-use new development projects that are partially or wholly owned and a 30-story, high-rise residential tower at our River Oaks Shopping Center in Houston, Texas, and we invested $19.2 million in 11 redevelopment projects that were partially or wholly owned. During 2019, we completed eight redevelopment projects, which added approximately 101,000 square feet to the portfolio with an incremental investment totaling $26.7 million. For 2020, we expect to invest in new development and redevelopments in the range of $75 million to $125 million, but we can give no assurances that this will actually occur.
We strive to maintain a strong, conservative capital structure which should provide ready access to a variety of attractive long and short-term capital sources. We carefully balance lower cost, short-term financing with long-term liabilities associated with acquired or developed long-term assets. We continue to look for transactions that will strengthen our consolidated balance sheet and further enhance our access to various sources of capital, while reducing our cost of capital. During 2019, we repaid a $50 million secured fixed-rate mortgage with a 7% interest rate. Additionally, proceeds from our disposition program and cash generated from operations further strengthened our balance sheet in 2019. Due to the variability in the capital markets, there can be no assurance that favorable pricing and accessibility will be available in the future.
Operational Metrics
In assessing the performance of our centers, management carefully monitors various operating metrics of the portfolio. As a result of our strong leasing activity and low tenant fallout, the operating metrics of our portfolio remained strong in 2019 as we focused on increasing rental rates and same property net operating income ("SPNOI" and see Non-GAAP Financial Measures for additional information). Our portfolio delivered solid operating results with:

•	occupancy of 95.2% at December 31, 2019;

•	an increase of 3.3% in SPNOI that includes redevelopments for the twelve months ended December 31, 2019 over the same period of 2018; and

•	rental rate increases of 16.3% for new leases and 10.2% for renewals during the three months ended December 31, 2019.

Below are performance metrics associated with our signed occupancy, SPNOI growth and leasing activity on a pro rata basis:

	December 31,
	2019	2018
Anchor (space of 10,000 square feet or greater)	97.7%	96.6%
Non-Anchor	90.8%	90.6%
Total Occupancy	95.2%	94.4%

	Three Months Ended December 31, 2019	Twelve Months Ended December 31, 2019
SPNOI Growth (including Redevelopments) (1)	2.5%	3.3%
_______________

(1)	See Non-GAAP Financial Measures for a definition of the measurement of SPNOI and a reconciliation to net income attributable to common shareholders within this section of Item 7.

	Number of Leases	Square Feet ('000's)	Average New Rent per Square Foot ($)	Average Prior Rent per Square Foot ($)	Average Cost of Tenant Improvements per Square Foot ($)	Change in Base Rent on Cash Basis
Leasing Activity:
Three Months Ended December 31, 2019
New leases (1)	49	160	$21.73	$18.69	$60.86	16.3%
Renewals	109	434	19.75	17.93	—	10.2%
Not comparable spaces	37	153
Total	195	747	$20.29	$18.14	$16.43	11.9%

Twelve Months Ended December 31, 2019
New leases (1)	172	503	$25.34	$21.94	$43.99	15.5%
Renewals	483	2,292	17.52	16.64	—	5.2%
Not comparable spaces	128	509
Total	783	3,304	$18.92	$17.60	$7.92	7.5%
_______________

(1)	Average external lease commissions per square foot for the three and twelve months ended December 31, 2019 were $6.82 and $5.91, respectively.
Changing shopping habits, driven by rapid expansion of internet-driven procurement, led to increased financial problems for many retailers, which had a negative impact on the retail real estate sector. We continue to monitor the effects of these trends, including the impact of retail customer spending over the long-term. We believe the desirability of our physical locations, the significant diversification of our portfolio, both geographically and by tenant base, and the quality of our portfolio, along with its leading retailers and service providers that sell primarily grocery and basic necessity-type goods and services, position us well to mitigate the impact of these changes. Additionally, most retailers have implemented omni-channel models that integrate on-line shopping with in-store experiences that has further reinforced the need for bricks and mortar locations. Despite some tenant bankruptcies, we continue to believe there is retailer demand for quality space within strong, strategically located centers.

While we anticipate occupancy in 2020 to increase slightly from 2019, we may experience some fluctuations due to announced bankruptcies and the repositioning of those spaces in the future. A reduction in the availability of quality retail space, as well as continued retailer demand, contributed to the increase in overall rental rates on a same-space basis as we completed new leases and renewed existing leases; however, the magnitude of these increases decreased in comparison to previous years due to, among other factors, a shift in negotiating leverage to the tenant. We expect rental rates to continue to increase; however, we also expect the funding of tenant improvements and allowances will increase as well, and the variability in the mix of leasing transactions as to size of space, market, use and other factors may impact the magnitude of these increases, both positively and negatively. Leasing volume is anticipated to fluctuate due to the uncertainty in tenant fallouts related to bankruptcies and tenant non-renewals. Our expectation is that SPNOI growth including redevelopments will average between 1.5% to 2.5% for 2020 assuming no significant tenant bankruptcies, although there are no assurances that this will occur.
New Development/Redevelopment
At December 31, 2019, we had two mixed-use projects in the Washington D. C. market and a 30-story, high-rise residential tower at our River Oaks Shopping Center in Houston that were in various stages of development and are partially or wholly owned. We have funded $368.4 million through December 31, 2019 on these projects, and we estimate our aggregate net investment upon completion to be $485.0 million. Overall, the average projected stabilized return on investment for these multi-use properties, that include retail and residential components, is expected to approximate 5.5% upon completion.
We have 11 redevelopment projects in which we plan to invest approximately $74.2 million. Upon completion, the average projected stabilized return on our incremental investment on these redevelopment projects is expected to be between 8.0% and 12.0%.
We had approximately $40.7 million in land held for development at December 31, 2019 that may either be developed or sold. While we are experiencing some interest from retailers and other market participants in our land held for development, opportunities for economically viable developments remain limited. We intend to continue to pursue additional development and redevelopment opportunities in multiple markets; however, finding the right opportunities remains challenging.
Acquisitions
Acquisitions are a key component of our long-term growth strategy. The availability of quality acquisition opportunities remains sporadic in our targeted markets. Intense competition, along with a decline in the volume of high-quality core properties on the market, has driven pricing to very high levels. We intend to remain disciplined in approaching these opportunities, pursuing only those that provide appropriate risk-adjusted returns.
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

Real Estate Joint Ventures and Partnerships
To determine the method of accounting for real estate joint ventures and partnerships, management determines whether an entity is a variable interest entity (“VIE”) and, if so, determines which party is the primary beneficiary by analyzing whether we have both the power to direct the entity’s significant economic activities and the obligation to absorb potentially significant losses or receive potentially significant benefits. Significant judgments and assumptions inherent in this analysis include the design of the entity structure, the nature of the entity’s operations, future cash flow projections, the entity’s financing and capital structure, and contractual relationships and terms. We consolidate a VIE when we have determined that we are the primary beneficiary.
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
Management continually analyzes and assesses reconsideration events, including changes in the factors mentioned above, to determine if the consolidation treatment remains appropriate. Decisions regarding consolidation of real estate joint ventures and partnerships frequently require significant judgment by our management. Errors in the assessment of consolidation could result in material changes to our consolidated financial statements.
Impairment
Our property, including right-of-use assets, is reviewed for impairment if events or changes in circumstances indicate that the carrying amount of the property, any capitalized costs and any identifiable intangible assets, may not be recoverable.
If such an event occurs, a comparison is made of the current and projected operating cash flows of each such property into the foreseeable future, with consideration of applicable holding periods, on an undiscounted basis to the carrying amount of such property. If we determine the carrying amount is not recoverable, our basis in the property is reduced to its estimated fair value to reflect impairment in the value of the asset. Fair values are determined by management utilizing cash flow models, market capitalization rates and market discount rates, or by obtaining third-party broker or appraisal estimates.
We review current economic considerations each reporting period, including the effects of tenant bankruptcies, the suspension of tenant expansion plans for new development projects, declines in real estate values and any changes to plans related to our new development projects, including land held for development, to identify properties where we believe market values may be deteriorating. Determining whether a property is impaired and, if impaired, the amount of write-down to fair value requires a significant amount of judgment by management and is based on the best information available to management at the time of evaluation. The evaluations used in these analyses could result in incorrect estimates when determining carrying values that could be material to our consolidated financial statements.
Our investment in real estate joint ventures and partnerships is reviewed for impairment each reporting period. We evaluate various factors, including operating results of the investee, our ability and intent to hold the investment and our views on current market and economic conditions, when determining if there is a decline in the investment value. We will record an impairment charge if we determine that a decline in the estimated fair value of an investment below its carrying amount is other than temporary. The ultimate realization of impairment losses is dependent on a number of factors, including the performance of each investment and market conditions. A considerable amount of judgment by our management is used in this evaluation and may have a significant impact on the resulting factors analyzed for these purposes.

Results of Operations
Comparison of the Year Ended December 31, 2019 to the Year Ended December 31, 2018
The following table is a summary of certain items in income from continuing operations from our Consolidated Statements of Operations, which we believe represent items that significantly changed during 2019 as compared to the same period in 2018:

	Year Ended December 31,
	2019	2018	Change	% Change
Revenues	$486,625	$531,147	$(44,522)	(8.4)%
Depreciation and amortization	135,674	161,838	(26,164)	(16.2)
Real estate taxes, net	60,813	69,268	(8,455)	(12.2)
Impairment loss	74	10,120	(10,046)	(99.3)
General and administrative expenses	35,914	25,040	10,874	43.4
Interest expense, net	57,601	63,348	(5,747)	(9.1)
Interest and other income, net	11,003	2,807	8,196	292.0
Gain on sale of property	189,914	207,865	(17,951)	(8.6)
Equity in earnings of real estate joint ventures and partnerships, net	20,769	25,070	(4,301)	(17.2)
Revenues
The decrease in revenues of $44.5 million is attributable primarily to the $47.5 million impact of dispositions, a decrease of $9.1 million from the write-off of lease intangibles due to the termination of tenant leases, which includes a write-off of a $10.1 million below-market lease intangible in 2018, and $4.3 million of revenues for real estate taxes paid directly by our tenants in 2018 that can no longer be recorded due to the adoption of the new lease accounting standard on January 1, 2019. Partially offsetting this decrease is revenue from acquisitions, as well as increases in rental rates and occupancy at our existing portfolio, new developments and redevelopments, which contributed $16.4 million.
Depreciation and Amortization
The decrease in depreciation and amortization of $26.2 million is attributable primarily to the $13.1 million write-off of an in-place lease intangible from the termination of a tenant lease in 2018 and disposition activities of $15.1 million, which is partially offset by an increase of $2.0 million primarily from acquisitions.
Real Estate Taxes, net
The decrease in real estate taxes, net of $8.5 million is attributable primarily to dispositions and $4.3 million of real estate taxes paid directly by our tenants in 2018 that can no longer be recorded due to the adoption of the new lease accounting standard on January 1, 2019.
Impairment Loss
The decrease in impairment loss of $10.0 million is attributable primarily to losses recognized in 2018 associated with three centers that were sold.
General and Administrative Expenses
The increase in general and administrative expenses of $10.9 million is attributable primarily to a reduction in capitalized indirect leasing costs of $10.2 million resulting from the adoption of the new lease accounting standard on January 1, 2019.

Interest Expense, net
Net interest expense decreased $5.7 million or 9.1%. The components of net interest expense were as follows (in thousands):

	Year Ended December 31,
	2019	2018
Gross interest expense	$67,993	$71,899
Gain on extinguishment of debt including related swap activity	—	(3,759)
Amortization of debt deferred costs, net	3,521	3,546
Over-market mortgage adjustment	(327)	(400)
Capitalized interest	(13,586)	(7,938)
Total	$57,601	$63,348
The decrease in net interest expense is attributable primarily to a reduction in the weighted average debt outstanding due to the pay down of debt with proceeds from dispositions and cash generated from operations. For the year ended December 31, 2019, the weighted average debt outstanding was $1.8 billion at a weighted average interest rate of 4.0% as compared to $1.9 billion outstanding at a weighted average interest rate of 4.0% in the same period of 2018. Additionally, net interest expense was impacted by an increase in capitalized interest of $5.6 million associated with an increase in new development investment, and a $3.8 million gain on extinguishment of debt in the first quarter of 2018, including the effect of a swap termination.
Interest and Other Income, net
The increase of $8.2 million in interest and other income, net is attributable primarily to a fair value increase of $6.8 million for assets held in a grantor trust related to deferred compensation and an increase of $1.4 million associated primarily with interest income from our short-term cash investments and other investments.
Gain on Sale of Property
The decrease of $18.0 million in gain on sale of property is attributable to the disposition of 15 centers and other property during 2019 as compared to 21 centers and other property in 2018.
Equity in Earnings of Real Estate Joint Ventures and Partnerships, net
The decrease of $4.3 million in equity in earnings of real estate joint ventures and partnerships, net is attributable primarily to impairment of interests in two joint ventures totaling $3.1 million.
Effects of Inflation
We have structured our leases in such a way as to remain largely unaffected should significant inflation occur. Many leases provide for increasing minimum rental rates during the terms of the leases through escalation provisions. In addition, many of our leases are for terms of less than 10 years, allowing us to adjust rental rates to changing market conditions when the leases expire. Some of our leases also contain percentage rent provisions whereby we receive increased rentals based on the tenants’ gross sales. Most of our leases also require the tenants to pay their proportionate share of operating expenses and real estate taxes, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation. Under the current economic climate, inflation has been kept in check by the Federal Reserve and looks to remain low for the foreseeable future.
Economic Conditions
The U.S. is currently in a long economic expansion. At the end of 2019, certain financial indicators, such as yield curves, have declined or weakened somewhat, while other economic indicators, such as employment, remain strong. We believe that regardless of any mixed messages provided by the various soft-data trends, the recent trend by the U.S. leading economic indicators still points to continuing, if moderate, growth in the national economy. Our focus on supermarket-anchored centers in densely populated major metropolitan areas should position our portfolio to take advantage of a growing economy, and weather any downturns should the economy falter.

With respect to Houston and other markets that are energy dependent, the economic recovery from the oil downturn of 2015 to 2017 continued into its second year in 2019; however, future disruptions could impact the market in the long-term. The outlook for Houston’s economy specifically remains positive due primarily to economic diversity. Job growth throughout the Sunbelt is strong. Metros are becoming more economically diverse, with cities actively growing their indigenous, non-energy sectors, like medical and high-tech. Houston has been particularly focused on growing its data science, digital tech, and biotech clusters. Our presence in healthy, resilient metropolitan areas has been a part of our strategy to ensure our continued healthy, resilient property portfolio.
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
Capital Resources and Liquidity
Our primary operating liquidity needs are paying our common share dividends, maintaining and operating our existing properties, paying our debt service costs, excluding debt maturities, and funding capital expenditures. Under our 2020 business plan, cash flows from operating activities are expected to meet these planned capital needs.
The primary sources of capital for funding any debt maturities, acquisitions, new developments and redevelopments are our excess cash flow generated by our operating properties; credit facilities; proceeds from both secured and unsecured debt issuances; proceeds from equity issuances; and cash generated from the sale of property or interests in real estate joint ventures and partnerships and the formation of joint ventures. Amounts outstanding under the unsecured revolving credit facility are retired as needed with proceeds from the issuance of long-term debt, equity, cash generated from the disposition of properties and cash flow generated by our operating properties.
As of December 31, 2019, we had available borrowing capacity of $497.9 million under our unsecured revolving credit facility, and our debt maturities for 2020 total $22.7 million. As of December 31, 2019, we had cash and cash equivalents available of $41.5 million. Currently, we anticipate our disposition activities to continue, albeit at a lower rate than previous periods, and estimate between $100 million to $150 million in dispositions for 2020.
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
During 2019, our share of aggregate gross sales proceeds from dispositions of centers owned by us, either directly or through our interest in real estate joint ventures or partnerships, totaled $451.7 million. Operating cash flows from assets disposed are included in net cash from operating activities in our Consolidated Statements of Cash Flows, while proceeds from these disposals are included as investing activities.
We have non-recourse debt secured by acquired or developed properties held in several of our real estate joint ventures and partnerships. At December 31, 2019, off-balance sheet mortgage debt for our unconsolidated real estate joint ventures and partnerships totaled $264.8 million, of which our pro rata ownership is $86.8 million. Scheduled principal mortgage payments on this debt, excluding deferred debt costs and non-cash related items totaling $(.6) million, at 100% are as follows (in millions):

2020	$3.1
2021	173.0
2022	2.1
2023	2.2
2024	2.3
Thereafter	82.7
Total	$265.4

We generally have the right to sell or otherwise dispose of our assets except in certain cases where we are required to obtain our joint venture partners’ consent or a lender's consent for assets held in special purpose entities.
Investing Activities
Acquisitions
During 2019, we acquired six grocery-anchored shopping centers and other property, one of which is in a 51% unconsolidated real estate joint venture, with our share of the aggregate gross purchase price totaling $246.4 million.
Dispositions
During 2019, we sold 15 centers and other property, including real estate assets owned through our interest in unconsolidated real estate joint ventures and partnerships. Our share of aggregate gross sales proceeds from these transactions totaled $451.7 million and generated our share of the gains of approximately $190.8 million.
New Development/Redevelopment
At December 31, 2019, we had two mixed-use projects and a 30-story, high-rise residential tower at our River Oaks Shopping Center under development with approximately .2 million of total square footage for retail and 962 residential units, that were partially or wholly owned. We have funded $368.4 million through December 31, 2019 on these projects. Upon completion, we expect our aggregate net investment in these multi-use projects to be $485.0 million.
At December 31, 2019, we had 11 redevelopment projects in which we plan to invest approximately $74.2 million. Upon completion, the average projected stabilized return on our incremental investment on these redevelopment projects is expected to be between 8.0% and 12.0%. During 2019, we completed eight redevelopment projects, which added approximately 101,000 square feet to the portfolio with an incremental investment totaling $26.7 million.
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
Capital Expenditures
Capital expenditures for additions to the existing portfolio, acquisitions, tenant improvements, new development, redevelopment and our share of investments in unconsolidated real estate joint ventures and partnerships are as follows (in thousands):

	Year Ended December 31,
	2019	2018
Acquisitions	$245,814	$—
New Development	149,080	103,102
Redevelopment	25,342	38,657
Tenant Improvements	30,072	27,560
Capital Improvements	20,340	20,825
Other	5,991	4,745
Total	$476,639	$194,889
The increase in capital expenditures is attributable primarily to the acquisition of six centers and the net increased activity from our new development and redevelopment centers.
For 2020, we anticipate our acquisitions to total approximately $100 million to $150 million. Our new development and redevelopment investment for 2020 is estimated to be approximately $75 million to $125 million. For 2020, capital and tenant improvements is expected to be consistent with 2019 expenditures. No assurances can be provided that our planned activities will occur. Further, we have entered into commitments aggregating $98.5 million comprised principally of construction contracts which are generally due in 12 to 36 months and anticipated to be funded under our unsecured revolving credit facility or through the use of excess cash.

Capital expenditures for additions described above relate to cash flows from investing activities as follows (in thousands):

	Year Ended December 31,
	2019	2018
Acquisition of real estate and land, net	$218,849	$1,265
Development and capital improvements	183,188	155,528
Real estate joint ventures and partnerships - Investments	74,602	38,096
Total	$476,639	$194,889
Capitalized soft costs, including payroll and other general and administrative costs, interest, insurance and real estate taxes, totaled $22.9 million and $16.2 million for the year ended December 31, 2019 and 2018, respectively.
Financing Activities
Debt
Total debt outstanding was $1.7 billion at December 31, 2019 and consisted of $17.4 million, which bears interest at variable rates, and $1.7 billion, which bears interest at fixed rates. Additionally, of our total debt, $281.6 million was secured by operating centers while the remaining $1.5 billion was unsecured.
At December 31, 2019, we have a $500 million unsecured revolving credit facility, which expires in March 2024 and provides borrowing rates that float at a margin over LIBOR plus a facility fee. At December 31, 2019, the borrowing margin and facility fee, which are priced off a grid that is tied to our senior unsecured credit ratings, were 82.5 and 15 basis points, respectively. The facility also contains a competitive bid feature that allows us to request bids for up to $250 million. Additionally, an accordion feature allows us to increase the facility amount up to $850 million. As of February 21, 2020, we had no amounts outstanding, and the available balance was $497.9 million, net of $2.1 million in outstanding letters of credit.
At December 31, 2019, we have a $10 million unsecured short-term facility that we maintain for cash management purposes. The facility, which matures in March 2021, provides for fixed interest rate loans at a 30-day LIBOR rate plus borrowing margin, facility fee and an unused facility fee of 125, 10, and 5 basis points, respectively. As of February 21, 2020, we had no amounts outstanding under this facility.
During 2019, the maximum balance and weighted average balance outstanding under both facilities combined were $5.0 million and $.1 million, respectively, at a weighted average interest rate of 3.3%.
On July 1, 2019, we repaid a $50 million secured fixed-rate mortgage with a 7.0% interest rate with cash from our disposition proceeds.
Our five most restrictive covenants, composed from both our public debt and revolving credit facility, include debt to asset, secured debt to asset, fixed charge, unencumbered asset test and unencumbered interest coverage ratios. We are not aware of any non-compliance with our public debt and revolving credit facility covenants as of December 31, 2019.
Our most restrictive public debt covenant ratios, as defined in our indenture and supplemental indenture agreements, were as follows at December 31, 2019:

Covenant	Restriction	Actual
Debt to Asset Ratio	Less than 60.0%	35.9%
Secured Debt to Asset Ratio	Less than 40.0%	5.8%
Fixed Charge Ratio	Greater than 1.5	4.6
Unencumbered Asset Test	Greater than 150%	299.7%

Equity
Common share dividends paid totaled $203.3 million for the year ended December 31, 2019. Our dividend payout ratio (as calculated as dividends paid on common shares divided by core funds from operations attributable to common shareholders - basic) for the year ended December 31, 2019 approximated 74.8% (see Non-GAAP Financial Measures for additional information). Our Board of Trust Managers approved a first quarter 2020 dividend of $.395 per common share.
We have a $200 million share repurchase plan. Under this plan, we may repurchase common shares from time-to-time in open-market or in privately negotiated purchases. The timing and amount of any shares repurchased will be determined by management based on its evaluation of market conditions and other factors. The repurchase plan may be suspended or discontinued at any time, and we have no obligations to repurchase any amount of our common shares under the plan. At December 31, 2019 and as of the date of this filing, $181.5 million of common shares remained available to be repurchased under this plan.
We have an effective universal shelf registration statement which expires in September 2020. We will continue to closely monitor both the debt and equity markets and carefully consider our available financing alternatives, including both public offerings and private placements.
Contractual Obligations
We have debt obligations related to our mortgage loans and unsecured debt, including any draws on our credit facilities and payments for our finance lease obligation. We have shopping centers that are subject to ground leases where a third party owns and has leased the underlying land to us to construct and/or operate a shopping center. The table below excludes obligations related to our new development projects because such amounts are not fixed or determinable, and commitments aggregating $98.5 million comprised principally of construction contracts which are generally due in 12 to 36 months. The following table summarizes our primary contractual obligations as of December 31, 2019 (in thousands):

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Mortgages and Notes Payable (1)
Unsecured Debt	$1,648,315	$53,375	$404,456	$604,889	$585,595
Secured Debt	349,146	35,306	49,128	91,421	173,291
Lease Payments	109,660	2,696	5,161	4,616	97,187
Other Obligations (2)	94,698	65,485	29,213
Total Contractual Obligations	$2,201,819	$156,862	$487,958	$700,926	$856,073

_______________

(1)
Includes our finance lease obligation (see Note 7 for additional information) and principal and interest with interest on variable-rate debt calculated using rates at December 31, 2019. Also, excludes a $57.4 million debt service guaranty liability. See Note 6 for additional information.

(2)
Other obligations include income and real estate tax payments, commitments associated with our secured debt and other employee payments. Included in 2020, is the estimated contribution to our pension plan, which meets or exceeds the minimum statutory funding requirements; however, we have the right to discontinue contributions at any time. See Note 15 for additional information.

Related to a development project in Sheridan, Colorado, we have provided a guaranty for the payment of any debt service shortfalls on tax increment revenue bonds issued in connection with the project. The Sheridan Redevelopment Agency ("Agency") issued Series A bonds used for an urban renewal project, of which $57.4 million remain outstanding at December 31, 2019. The bonds are to be repaid with incremental sales and property taxes and a public improvement fee ("PIF") to be assessed on current and future retail sales and, to the extent necessary, any amounts we may have to provide under a guaranty. The incremental taxes and PIF are to remain intact until the earlier of the payment of the bond liability in full or 2040. The debt associated with this guaranty has been recorded in our consolidated financial statements as of December 31, 2019.
Off Balance Sheet Arrangements
As of December 31, 2019, none of our off-balance sheet arrangements had a material effect on our liquidity or availability of, or requirement for, our capital resources. Letters of credit totaling $7.0 million were outstanding at December 31, 2019.

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
As of December 31, 2019, one unconsolidated real estate joint venture was determined to be a VIE through the issuance of a secured loan, since the lender had the ability to make decisions that could have a significant impact on the profitability of the entity. Our maximum risk of loss associated with this VIE was limited to $34.0 million at December 31, 2019. Also at December 31, 2019, another joint venture arrangement for the future development of a mixed-use project was determined to be a VIE. We are not the primary beneficiary as the substantive participating rights associated with the entity are shared, and we do not have the power to direct the significant activities of the entity. We anticipate future funding of approximately $9 million associated with the mixed-use project through 2020.
Non-GAAP Financial Measures
Certain of our key performance indicators are considered non-GAAP financial measures. Management uses these measures along with our GAAP financial statements in order to evaluate our operating results. We believe these additional measures provide users of our financial information additional comparable indicators of our industry, as well as, our performance.
Funds from Operations Attributable to Common Shareholders
Effective January 1, 2019, the National Association of Real Estate Investment Trusts ("NAREIT") defines NAREIT FFO as net income (loss) attributable to common shareholders computed in accordance with GAAP, excluding gains or losses from sales of certain real estate assets (including: depreciable real estate with land, land development property and securities), changes in control of real estate equity investments, and interests in real estate equity investments and their applicable taxes, plus depreciation and amortization related to real estate and impairment of certain real estate assets and in substance real estate equity investments, including our share of unconsolidated real estate joint ventures and partnerships. We calculate NAREIT FFO in a manner consistent with the NAREIT definition.
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

NAREIT FFO and Core FFO is calculated as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Net income attributable to common shareholders	$315,435	$327,601	$335,274
Depreciation and amortization of real estate	134,772	160,679	166,125
Depreciation and amortization of real estate of unconsolidated real estate joint ventures and partnerships	12,152	12,454	14,020
Impairment of properties and real estate equity investments	3,144	9,969	12,247
Gain on sale of property, investments securities and interests in real estate equity investments	(190,597)	(206,930)	(217,659)
Gain on dispositions of unconsolidated real estate joint ventures and partnerships	(1,380)	(6,300)	(6,187)
Provision (benefit) for income taxes (1)	133	2,223	(711)
Noncontrolling interests and other (2)	(2,051)	8,238	5,408
NAREIT FFO – basic (3)	271,608	307,934	308,517
Income attributable to operating partnership units	2,112	—	3,084
NAREIT FFO – diluted (3)	273,720	307,934	311,601
Adjustments to Core FFO:
Provision (benefit) for income taxes (1)	—	(1,488)	(729)
Other impairment loss	—	134	3,031
Gain on extinguishment of debt including related swap activity	—	(3,131)	—
Lease terminations	—	(10,023)	—
Severance costs	—	—	1,378
Storm damage costs	—	—	1,822
Recovery of pre-development costs	—	—	(949)
Other	10	(911)	2,292
Core FFO – diluted	$273,730	$292,515	$318,446

FFO weighted average shares outstanding – basic	127,842	127,651	127,755
Effect of dilutive securities:
Share options and awards	842	790	870
Operating partnership units	1,432	—	1,446
FFO weighted average shares outstanding – diluted	130,116	128,441	130,071

NAREIT FFO per common share – basic	$2.12	$2.41	$2.41

NAREIT FFO per common share – diluted	$2.10	$2.40	$2.40

Core FFO per common share – diluted	$2.10	$2.28	$2.45
_______________
(1) The applicable taxes related to gains and impairments of operating and non-operating real estate assets.
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

	Three Months Ended December 31, 2019	Twelve Months Ended December 31, 2019
Beginning of the period	159	171
Properties added:
New Developments	—	1
Properties removed:
Dispositions	(4)	(17)
End of the period	155	155

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

	Three Months Ended December 31,		Twelve Months Ended December 31,
	2019	2018	2019	2018
Net income attributable to common shareholders	$75,218	$59,507	$315,435	$327,601
Add:
Net income attributable to noncontrolling interests	2,074	3,722	7,140	17,742
Provision for income taxes	358	10	1,040	1,378
Interest expense, net	13,539	15,663	57,601	63,348
Property management fees	686	685	2,899	2,904
Depreciation and amortization	33,355	35,280	135,674	161,838
Impairment loss	—	7,722	74	10,120
General and administrative	9,021	7,325	35,914	25,040
Other (1)	937	752	3,762	2,680
Less:
Gain on sale of property	(45,951)	(34,788)	(189,914)	(207,865)
Equity in earnings of real estate joint ventures and partnership interests, net	(2,989)	(5,737)	(20,769)	(25,070)
Interest and other (income) expense, net	(3,594)	1,928	(11,003)	(2,807)
Revenue adjustments (2)	(3,817)	(3,022)	(14,871)	(25,007)
Adjusted income	78,837	89,047	322,982	351,902
Less: Adjusted income related to consolidated entities not defined as same property and noncontrolling interests	(2,589)	(14,780)	(23,312)	(62,520)
Add: Pro rata share of unconsolidated entities defined as same property	8,931	8,838	34,440	34,201
Same Property Net Operating Income	85,179	83,105	334,110	323,583
Less: Redevelopment Net Operating Income	(8,794)	(7,880)	(33,797)	(29,181)
Same Property Net Operating Income excluding Redevelopments	$76,385	$75,225	$300,313	$294,402
___________________

(1)
Other includes items such as environmental abatement costs, demolition expenses, lease termination fees and ground rent. Prior year amounts were restated to conform to the current year presentation due to the adoption on January 1, 2019 of Accounting Standard Codification 842.

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

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk
We use fixed and floating-rate debt to finance our capital requirements. These transactions expose us to market risk related to changes in interest rates. Derivative financial instruments may be used to manage a portion of this risk, primarily interest rate contracts with major financial institutions. These agreements expose us to credit risk in the event of non-performance by the counter-parties. We do not engage in the trading of derivative financial instruments in the normal course of business. At December 31, 2019, we had fixed-rate debt of $1.7 billion and variable-rate debt of $17.4 million. In the event interest rates were to increase 100 basis points and holding all other variables constant, annual net income and cash flows for the following year would decrease by approximately $.2 million associated with our variable-rate debt, including the effect of the interest rate contracts. The effect of the 100 basis points increase would decrease the fair value of our variable-rate and fixed-rate debt by approximately $.1 million and $75.9 million, respectively.
ITEM 8. Financial Statements and Supplementary Data
All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements and notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Trust Managers of Weingarten Realty Investors
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Weingarten Realty Investors and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Investment in Real Estate Joint Ventures and Partnerships - Refer to Note 1 Summary of Significant Accounting Policies of the 2019 Form 10-K
Critical Audit Matter Description
The Company’s evaluation of impairment for their investments in real estate joint ventures and partnerships involves an initial assessment of various factors, including operating results of the investee and the Company's ability and intent to hold the investment, to determine if there is a decrease in the investment value that may be other than temporary. Changes in the assumptions could have a significant impact on the investments in real estate joint ventures and partnerships identified for further analysis. Based on changes in management's intent for investments in real estate joint ventures and partnerships, a $3.1 million impairment loss has been recognized for the year ended December 31, 2019.
Given the Company’s evaluation of its intent to hold the investment when evaluating if a decline in fair value is other than temporary requires management to make significant assumptions, performing audit procedures to evaluate whether management appropriately evaluated this factor required a high degree of auditor judgment.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management’s evaluation of the Company’s intent to hold the investment in identifying indicators of an other than temporary decline in fair value included the following:

•	We tested the effectiveness of controls, including those related to the evaluation of the Company’s intent and ability to hold their investments.

•
We evaluated the investments to identify any indications that impairment may be other than temporary by considering operating results of the investee and the Company’s intent to hold the investment. This included performing corroborating inquiries with management.

•
We evaluated the Company’s historical experience regarding the timely recognition of impairment by evaluating real estate sales within the joint ventures to evaluate if they were sold at a gain and any subsequent changes to the Company’s intent to hold the investment.

/s/ Deloitte & Touche LLP

Houston, Texas
February 27, 2020

We have served as the Company's auditor since 1963.

WEINGARTEN REALTY INVESTORS CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts)

	Year Ended December 31,
	2019	2018	2017
Revenues:
Rentals, net	$472,446	$517,836	$563,183
Other	14,179	13,311	9,980
Total Revenues	486,625	531,147	573,163
Operating Expenses:
Depreciation and amortization	135,674	161,838	167,101
Operating	94,620	90,554	109,310
Real estate taxes, net	60,813	69,268	75,636
Impairment loss	74	10,120	15,257
General and administrative	35,914	25,040	28,052
Total Operating Expenses	327,095	356,820	395,356
Other Income (Expense):
Interest expense, net	(57,601)	(63,348)	(80,326)
Interest and other income, net	11,003	2,807	7,532
Gain on sale of property	189,914	207,865	218,611
Total Other Income	143,316	147,324	145,817
Income Before Income Taxes and Equity in Earnings of Real Estate Joint Ventures and Partnerships	302,846	321,651	323,624
(Provision) Benefit for Income Taxes	(1,040)	(1,378)	17
Equity in Earnings of Real Estate Joint Ventures and Partnerships, net	20,769	25,070	27,074
Net Income	322,575	345,343	350,715
Less: Net Income Attributable to Noncontrolling Interests	(7,140)	(17,742)	(15,441)
Net Income Attributable to Common Shareholders	$315,435	$327,601	$335,274
Earnings Per Common Share - Basic:
Net income attributable to common shareholders	$2.47	$2.57	$2.62
Earnings Per Common Share - Diluted:
Net income attributable to common shareholders	$2.44	$2.55	$2.60
See Notes to Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands)

	Year Ended December 31,
	2019	2018	2017
Net Income	$322,575	$345,343	$350,715
Cumulative effect adjustment of new accounting standards	—	(1,541)	—
Other Comprehensive (Loss) Income:
Net unrealized gain on investments, net of taxes	—	—	1,228
Realized gain on investments	—	—	(651)
Net unrealized gain on derivatives	—	1,379	1,063
Reclassification adjustment of derivatives and designated hedges into net income	(887)	(4,302)	(42)
Retirement liability adjustment	153	85	1,393
Total	(734)	(2,838)	2,991
Comprehensive Income	321,841	340,964	353,706
Comprehensive Income Attributable to Noncontrolling Interests	(7,140)	(17,742)	(15,441)
Comprehensive Income Adjusted for Noncontrolling Interests	$314,701	$323,222	$338,265
See Notes to Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS CONSOLIDATED BALANCE SHEETS (In thousands, except per share amounts)

	December 31,
	2019	2018
ASSETS
Property	$4,145,249	$4,105,068
Accumulated Depreciation	(1,110,675)	(1,108,188)
Property, net *	3,034,574	2,996,880
Investment in Real Estate Joint Ventures and Partnerships, net	427,947	353,828
Total	3,462,521	3,350,708
Unamortized Lease Costs, net	148,479	142,014
Accrued Rent, Accrued Contract Receivables and Accounts Receivable (net of allowance for doubtful accounts of $6,855 in 2018) *	83,639	97,924
Cash and Cash Equivalents *	41,481	65,865
Restricted Deposits and Escrows	13,810	10,272
Other, net	188,004	160,178
Total Assets	$3,937,934	$3,826,961
LIABILITIES AND EQUITY
Debt, net *	$1,732,338	$1,794,684
Accounts Payable and Accrued Expenses	111,666	113,175
Other, net	217,770	168,403
Total Liabilities	2,061,774	2,076,262
Commitments and Contingencies (see Note 16)	—	—
Equity:
Shareholders' Equity:
Common Shares of Beneficial Interest - par value, $.03 per share; shares authorized: 275,000; shares issued and outstanding: 128,702 in 2019 and 128,333 in 2018	3,905	3,893
Additional Paid-In Capital	1,779,986	1,766,993
Net Income Less Than Accumulated Dividends	(74,293)	(186,431)
Accumulated Other Comprehensive Loss	(11,283)	(10,549)
Total Shareholders' Equity	1,698,315	1,573,906
Noncontrolling Interests	177,845	176,793
Total Equity	1,876,160	1,750,699
Total Liabilities and Equity	$3,937,934	$3,826,961
* Consolidated variable interest entities' assets and debt included in the above balances (see Note 17):
Property, net	$196,636	$198,466
Accrued Rent, Accrued Contract Receivables and Accounts Receivable, net	10,548	12,220
Cash and Cash Equivalents	8,135	8,243
Debt, net	44,993	45,774
See Notes to Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

	Year Ended December 31,
	2019	2018	2017
Cash Flows from Operating Activities:
Net Income	$322,575	$345,343	$350,715
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	135,674	161,838	167,101
Amortization of debt deferred costs and intangibles, net	3,194	3,146	2,790
Non-cash lease expense	1,241	—	—
Impairment loss	74	10,120	15,257
Equity in earnings of real estate joint ventures and partnerships, net	(20,769)	(25,070)	(27,074)
Gain on sale of property	(189,914)	(207,865)	(218,611)
Distributions of income from real estate joint ventures and partnerships	20,083	19,605	1,321
Changes in accrued rent, accrued contract receivables and accounts receivable, net	10,001	(2,807)	(18,964)
Changes in unamortized lease costs and other assets, net	(14,298)	(8,632)	(13,299)
Changes in accounts payable, accrued expenses and other liabilities, net	(975)	(2,315)	4,970
Other, net	3,164	(7,403)	5,552
Net cash provided by operating activities	270,050	285,960	269,758
Cash Flows from Investing Activities:
Acquisition of real estate and land, net	(218,849)	(1,265)	(1,902)
Development and capital improvements	(183,188)	(155,528)	(133,336)
Proceeds from sale of property and real estate equity investments, net	445,319	607,486	433,661
Real estate joint ventures and partnerships - Investments	(74,602)	(38,096)	(37,173)
Real estate joint ventures and partnerships - Distributions of capital	2,482	6,936	28,791
Purchase of investments	—	—	(5,730)
Proceeds from investments	10,375	1,500	8,502
Other, net	2,437	11,921	6,179
Net cash (used in) provided by investing activities	(16,026)	432,954	298,992
Cash Flows from Financing Activities:
Proceeds from issuance of debt	—	638	—
Principal payments of debt	(55,556)	(257,028)	(28,723)
Changes in unsecured credit facilities	(5,000)	5,000	(245,000)
Repurchase of common shares of beneficial interest, net	—	(18,564)	—
Proceeds from issuance of common shares of beneficial interest, net	1,098	6,760	1,588
Common share dividends paid	(203,297)	(382,464)	(294,073)
Debt issuance and extinguishment costs paid	(3,271)	(1,271)	(488)
Distributions to noncontrolling interests	(6,782)	(19,155)	(19,342)
Contributions from noncontrolling interests	326	1,465	—
Other, net	(2,388)	508	(2,657)
Net cash used in financing activities	(274,870)	(664,111)	(588,695)
Net (decrease) increase in cash, cash equivalents and restricted cash equivalents	(20,846)	54,803	(19,945)
Cash, cash equivalents and restricted cash equivalents at January 1	76,137	21,334	41,279
Cash, cash equivalents and restricted cash equivalents at December 31	$55,291	$76,137	$21,334
Supplemental disclosure of cash flow information:
Cash paid for interest (net of amount capitalized of $13,586, $7,938 and $4,868, respectively)	$55,413	$65,507	$79,161
Cash paid for income taxes	$1,526	$1,545	$1,009
Cash paid for amounts included in operating lease liabilities	$2,785	$—	$—
See Notes to Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
Year Ended December 31, 2019, 2018 and 2017

	Common Shares of Beneficial Interest	Additional Paid-In Capital	Net Income Less Than Accumulated Dividends	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance, January 1, 2017	$3,885	$1,718,101	$(177,647)	$(9,161)	$181,718	$1,716,896
Net income			335,274		15,441	350,715
Shares issued under benefit plans, net	12	8,816				8,828
Change in classification of deferred compensation plan		45,377				45,377
Change in redemption value of deferred compensation plan			(619)			(619)
Dividends paid – common shares ($2.29 per share)			(294,073)			(294,073)
Distributions to noncontrolling interests					(19,342)	(19,342)
Other comprehensive income				2,991		2,991
Other, net		(228)			(703)	(931)
Balance, December 31, 2017	3,897	1,772,066	(137,065)	(6,170)	177,114	1,809,842
Net income			327,601		17,742	345,343
Shares repurchased and cancelled	(20)	(18,544)				(18,564)
Shares issued under benefit plans, net	16	13,471				13,487
Cumulative effect adjustment of new accounting standards			5,497	(1,541)		3,956
Dividends paid – common shares ($2.98 per share)			(382,464)			(382,464)
Distributions to noncontrolling interests					(19,155)	(19,155)
Contributions from noncontrolling interests					1,465	1,465
Other comprehensive loss				(2,838)		(2,838)
Other, net					(373)	(373)
Balance, December 31, 2018	3,893	1,766,993	(186,431)	(10,549)	176,793	1,750,699
Net income			315,435		7,140	322,575
Shares issued under benefit plans, net	12	11,046				11,058
Dividends paid – common shares ($1.58 per share)			(203,297)			(203,297)
Distributions to noncontrolling interests					(6,782)	(6,782)
Contributions from noncontrolling interests					326	326
Other comprehensive loss				(734)		(734)
Other, net		1,947			368	2,315
Balance, December 31, 2019	$3,905	$1,779,986	$(74,293)	$(11,283)	$177,845	$1,876,160

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1.      Summary of Significant Accounting Policies
Business
Weingarten Realty Investors is a REIT organized under the Texas Business Organizations Code. We currently operate, and intend to operate in the future, as a REIT.
We, and our predecessor entity, began the ownership of shopping centers and other commercial real estate in 1948. Our primary business is leasing space to tenants in the shopping centers we own or lease. These centers may be mixed-use properties that have both retail and residential components. We also provide property management services for which we charge fees to either joint ventures where we are partners or other outside owners.
We operate a portfolio of neighborhood and community shopping centers, totaling approximately 32.5 million square feet of gross leasable area that is either owned by us or others. We have a diversified tenant base, with our largest tenant comprising only 2.6% of base minimum rental revenues during 2019. Total revenues generated by our centers located in Houston and its surrounding areas was 20.0% of total revenue for the year ended December 31, 2019, and an additional 9.3% of total revenue was generated in 2019 from centers that are located in other parts of Texas. Also, in Florida and California, an additional 19.8% and 17.9%, respectively, of total revenue was generated in 2019.
Basis of Presentation
Our consolidated financial statements include the accounts of our subsidiaries, certain real estate joint ventures or partnerships and VIEs which meet the guidelines for consolidation. All intercompany balances and transactions have been eliminated.
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
Leases
As part of our operations, we are primarily a lessor of commercial retail space. In certain instances, we are also a lessee, primarily of ground leases associated with our operations. Our contracts are reviewed to determine if they qualify, under the GAAP definition, as a lease. A contract is determined to be a lease when the right to obtain substantially all of the economic benefits and to direct the use of an identified asset is transferred to a customer over a defined period of time for consideration. During this review, we evaluate among other items, asset specification, substitution rights, purchase options, operating rights and control over the asset during the contract period.
We have elected accounting policy practical expedients, both as a lessor and a lessee, to not separate any nonlease components (primarily common area maintenance) within a lease contract for all classes of underlying assets (primarily real estate assets). As a lessor, we have further determined that this policy will be effective only on a lease that has been classified as an operating lease and the revenue recognition pattern and timing is the same for both types of components. We have determined to account for both the lease and nonlease components as a single component when the lease component is the predominate component of a contract. Therefore, Accounting Standards Codification ("ASC") No. 842, “Leases” will be applied to these lease contracts for both types of components. Additionally, for lessee leases, we have also elected not to apply the overall balance sheet recognition requirements to short-term leases that are less 12 months from the lease commencement date.
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
The determination of the discount rate used in a lease is the incremental borrowing rate of the lease contract. For lessee leases, this rate is often not readily determinable as the lessor’s initial direct costs and expected residual value are at the end of the lease term and are unknown. Therefore, as the lessee, our incremental borrowing rate will be used. Selected discount rates will reflect rates that we would have to pay to borrow on a fully collateralized basis over a term similar to the lease. Additionally, we will obtain lender quotes with similar terms and if not available, we consider the asset type, risk free rates and financing spreads to account for creditworthiness and collateral.

Our lessor leases are principally related to our shopping centers. We believe risk of an inadequate residual value of the leased asset upon the termination of these leases is low due to our ability to re-lease the space, the long-lived nature of our real estate assets and the propensity of real estate assets to hold their value over a long period of time.
Revenue Recognition
At the inception of a revenue producing contract, we determine if a contract qualifies as a lease and if not, then as a customer contract. Additionally, we exclude all taxes assessed by a governmental authority that is collected by us from Revenue. Based on this determination, the appropriate GAAP is applied to the contract, including its revenue recognition.
Rentals, net
Rental revenue is primarily derived from operating leases and, therefore, is generally recognized on a straight-line basis over the term of the lease, which typically begins the date the tenant takes control of the space. Variable rental revenue consists primarily of tenant reimbursements of taxes, maintenance expenses and insurance, is subject to our interpretation of lease provisions and is recognized over the term of a lease as services are provided. Additionally, variable rental revenue based on a percentage of tenants’ sales is recognized only after the tenant exceeds its sales breakpoint. In circumstances where we provide a tenant improvement allowance for improvements that are owned by the tenant, we recognize the allowance as a reduction of rental revenue on a straight-line basis over the term of the lease. Further, at the lease commencement date and on an ongoing basis, we consider the collectability of a lease when determining revenue to be recognized. Prior to the adoption of ASC No. 842, rental revenues were recognized under ASC No. 840, “Leases.”
Other
Other revenue consists of both customer contract revenue and income from contractual agreements with third parties or real estate joint ventures or partnerships, which do not meet the definition of a lease or a customer contract. Revenues which do not meet the definition of a lease or customer contract are recognized as the related services are performed under the applicable agreement.
We have identified primarily three types of customer contract revenue: (1) management contracts with real estate joint ventures or partnerships or third parties, (2) licensing and occupancy agreements and (3) certain non-tenant contracts. At contract inception, we assess the services provided in these contracts and identify any performance obligations that are distinct. To identify the performance obligation, we consider all services, whether explicitly stated or implied by customary business practices. We have identified the following substantive services, which may or may not be included in each contract type, that represent performance obligations:

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
Acquisitions of properties are accounted for utilizing the acquisition of a nonfinancial asset method and, accordingly, the results of operations of an acquired property are included in our results of operations from the date of acquisition. Estimates of fair values are based upon estimated future cash flows and other valuation techniques. Fair values are used to allocate and record the purchase price of acquired property among land, buildings on an “as if vacant” basis, tenant improvements, other identifiable intangibles and any goodwill or gain on purchase. Other identifiable intangible assets and liabilities include the effect of out-of-market leases, the value of having leases in place (“as is” versus “as if vacant” and absorption costs), out-of-market assumed mortgages and tenant relationships. Depreciation and amortization is computed using the straight-line method, generally over estimated useful lives of 40 years for buildings and over the lease term for other identifiable intangible assets. Costs associated with the successful acquisition of an asset are capitalized as incurred.
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
Real Estate Joint Ventures and Partnerships
To determine the method of accounting for real estate joint ventures and partnerships, management determines whether an entity is a VIE and, if so, determines which party is the primary beneficiary by analyzing whether we have both the power to direct the entity’s significant economic activities and the obligation to absorb potentially significant losses or receive potentially significant benefits. Significant judgments and assumptions inherent in this analysis include the design of the entity structure, the nature of the entity’s operations, future cash flow projections, the entity’s financing and capital structure, and contractual relationships and terms. We consolidate a VIE when we have determined that we are the primary beneficiary.
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
Unamortized Lease Costs, net
Lease costs represent the initial direct costs incurred in origination, negotiation and processing of a lease agreement. Upon the adoption of ASC No. 842, such costs include outside broker commissions and other independent third party costs, as well as internal leasing commissions paid directly related to completing a lease and are amortized over the life of the lease on a straight-line basis. Prior to the adoption of ASC No. 842, such costs included outside broker commissions and other independent third party costs, as well as salaries and benefits, travel and other internal costs directly related to completing a lease and are amortized over the life of the lease on a straight-line basis. Costs related to salaries and benefits, supervision, administration, unsuccessful origination efforts and other activities are charged to expense as incurred. Also included are in place lease costs which are amortized over the life of the applicable lease term on a straight-line basis.
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
Our restricted deposits and escrows consist of the following (in thousands):

	December 31,
	2019	2018
Restricted deposits	$12,793	$8,150
Escrows	1,017	2,122
Total	$13,810	$10,272

Other Assets, net
Other assets include an asset related to the debt service guaranty (see Note 6 for further information), tax increment revenue bonds, right-of-use assets, investments, investments held in a grantor trust, deferred tax assets (see Income Taxes), the net value of above-market leases and deferred debt costs associated with our revolving credit facilities. Right-of-use assets are amortized to achieve the recognition of rent expense on a straight-line basis after adjusting for the corresponding lease liabilities’ interest over the lives of the leases. Investments held in a grantor trust and investments in mutual funds are adjusted to fair value at each period with changes included in our Consolidated Statements of Operations. Investments held to maturity are carried at amortized cost and are adjusted using the interest method for amortization of premiums and accretion of discounts. Our tax increment revenue bonds have been classified as held to maturity and are recorded at amortized cost offset by a recognized credit loss (see Note 18 for further information). Above-market leases are amortized as adjustments to rental revenues over terms of the acquired leases. Deferred debt costs, including those classified in debt, are amortized primarily on a straight-line basis, which approximates the effective interest rate method, over the terms of the debt. Other miscellaneous receivables have a reserve applied to the carrying amount when it becomes apparent that conditions exist that may lead to our inability to fully collect on outstanding amounts due. Such conditions include delinquent or late payments on receivables, deterioration in the ongoing relationship with the borrower and other relevant factors. We establish a reserve when expected loss conditions exist by reviewing the borrower’s ability to generate revenues to meet debt service requirements and assessing the fair value of any collateral.
Other Liabilities, net
Other liabilities include non-qualified benefit plan liabilities (see Retirement Benefit Plans and Deferred Compensation Plan), lease liabilities and the net value of below-market leases. Lease liabilities are amortized to rent expense using the effective interest rate method, over the lease life. Below-market leases are amortized as adjustments to rental revenues over terms of the acquired leases.
Sales of Real Estate
Sales of real estate include the sale of tracts of land, property adjacent to shopping centers, operating properties, newly developed properties, investments in real estate joint ventures and partnerships and partial sales of real estate joint ventures and partnerships in which we participate.
These sales primarily fall under two types of contracts (1) sales of nonfinancial assets (primarily real estate) and (2) sales of investments in real estate joint ventures and partnerships of substantially nonfinancial assets. We review the sale contract to determine appropriate accounting guidance. Profits on sales of real estate are primarily not recognized until (a) a contract exists including: each party’s rights are identifiable along with the payment terms, the contract has commercial substance and the collection of consideration is probable; and (b) the performance obligation to transfer control of the asset has occurred; including transfer to the buyer of the usual risks and rewards of ownership.
We recognize gains on the sale of real estate to joint ventures and partnerships in which we participate to the extent we receive consideration from the joint venture or partnership, if it meets the sales criteria in accordance with GAAP.
Impairment
Our property, including right-of-use assets, is reviewed for impairment if events or changes in circumstances indicate that the carrying amount of the property, any capitalized costs and any identifiable intangible assets, may not be recoverable.
If such an event occurs, a comparison is made of the current and projected operating cash flows of each such property into the foreseeable future, with consideration of applicable holding periods, on an undiscounted basis to the carrying amount of such property. If we determine the carrying amount is not recoverable, our basis in the property is reduced to its estimated fair value to reflect impairment in the value of the asset. Fair values are determined by management utilizing cash flow models, market capitalization rates and market discount rates, or by obtaining third-party broker or appraisal estimates.
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

Our investment in real estate joint ventures and partnerships is reviewed for impairment each reporting period. We evaluate various factors, including operating results of the investee, our ability and intent to hold the investment and our views on current market and economic conditions, when determining if there is a decline in the investment value. We will record an impairment charge if we determine that a decline in the estimated fair value of an investment below its carrying amount is other than temporary. The ultimate realization is dependent on a number of factors, including the performance of each investment and market conditions. There is no certainty that impairments will not occur in the future if market conditions decline or if management’s plans for these investments change.
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
Accrued contract receivables are reviewed for impairment based on changes in events or circumstances effecting our customers that may indicate that the carrying value of the asset may not be recoverable. An impairment charge will be recorded if we determine that the decline in the asset value is other than temporary or recovery of the cost basis is uncertain. Factors to be considered include current economic trends such as bankruptcy and market conditions affecting our investments in real estate joint ventures and partnerships.
See Note 10 for additional information regarding impairments.
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
On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act of 2017 ("Tax Act"). The Tax Act made broad and complex changes to the Internal Revenue Code including, but not limited to, (1) reducing the U.S. federal corporate income tax rate from 35% to 21%, (2) establishing a 20% deduction for REIT dividends (other than any portion that is a capital gain dividend), (3) limiting the deductibility of business interest, (4) allowing full expensing of certain qualifying property, (5) eliminating the corporate Alternative Minimum Tax (“AMT”) and changing how existing AMT credits can be realized, (6) limiting current net operating loss deductions and providing an indefinite carryforward and (7) limiting the deductibility of certain executive compensation. Management’s evaluation of deferred taxes and the associated valuation allowance includes the impact of the Tax Act (see Note 11 for additional information).
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

•
Market-based awards vest based upon the performance metrics at the end of a three-year period. These awards are based 50% on our three-year relative total shareholder return (“TSR”) as compared to the FTSE NAREIT U.S. Shopping Center Index. The other 50% is tied to our three-year absolute TSR, which is currently compared to an 6% hurdle. At the end of a three-year period, the performance measures are analyzed; the actual number of shares earned is determined; and the earned shares and the accumulated dividends vest. The probability of meeting the market criteria is considered when calculating the estimated fair value on the date of grant using a Monte Carlo simulation. These awards are accounted for as awards with market criteria, with compensation cost recognized over the service period, regardless of whether the market criteria are achieved and the awards are ultimately earned and vest.

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
Fair Value Measurements
Certain financial instruments, estimates and transactions are required to be calculated, reported and/or recorded at fair value. The estimated fair values of such financial items, including debt instruments, impaired assets, acquisitions and investment securities, have been determined using a market-based measurement. This measurement is determined based on the assumptions that management believes market participants would use in pricing an asset or liability; including, market capitalization rates, discount rates, current operating results, local economics and other factors. As a basis for considering market participant assumptions in fair value measurements, GAAP establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).
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
Tax Increment Revenue Bonds
The fair value estimates of our held to maturity tax increment revenue bonds, which were issued by the Agency in connection with our investment in a development project in Sheridan, Colorado, are based on assumptions that management believes market participants would use in pricing, using widely accepted valuation techniques including discounted cash flow analysis based on the expected future sales tax revenues of the project. This analysis reflects the contractual terms of the bonds, including the period to maturity, and uses observable market-based inputs, such as market discount rates and unobservable market-based inputs, such as future growth and inflation rates.
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

Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component consists of the following (in thousands):

	Gain on Investments	Gain on Cash Flow Hedges		Defined Benefit Pension Plan		Total
Balance, January 1, 2017	$(964)	$(6,403)		$16,528		$9,161
Change excluding amounts reclassified from accumulated other comprehensive loss	(1,228)	(1,063)		82		(2,209)
Amounts reclassified from accumulated other comprehensive loss	651	42	(1)	(1,475)	(2)	(782)
Net other comprehensive (income) loss	(577)	(1,021)		(1,393)		(2,991)
Balance, December 31, 2017	(1,541)	(7,424)		15,135		6,170
Cumulative effect adjustment of accounting standards	1,541	—		—		1,541
Change excluding amounts reclassified from accumulated other comprehensive loss	—	(1,379)		1,143		(236)
Amounts reclassified from accumulated other comprehensive loss	—	4,302	(1)	(1,228)	(2)	3,074
Net other comprehensive loss (income)	—	2,923		(85)		2,838
Balance, December 31, 2018	—	(4,501)		15,050		10,549
Change excluding amounts reclassified from accumulated other comprehensive loss	—	—		1,044		1,044
Amounts reclassified from accumulated other comprehensive loss	—	887	(1)	(1,197)	(2)	(310)
Net other comprehensive loss (income)	—	887		(153)		734
Balance, December 31, 2019	$—	$(3,614)		$14,897		$11,283
___________________

(1)	This reclassification component is included in interest expense.

(2)	This reclassification component is included in the computation of net periodic benefit cost (see Note 15 for additional information).
Additionally, as of December 31, 2019 and 2018, the net gain balance in accumulated other comprehensive loss relating to previously terminated cash flow interest rate swap contracts was $3.6 million and $4.5 million, respectively, which will be reclassified to net interest expense as interest payments are made on the originally hedged debt. Within the next 12 months, approximately $.9 million in accumulated other comprehensive loss is expected to be reclassified as a reduction to interest expense related to our interest rate contracts.
Reclassifications
We have reclassified prior years’ miscellaneous lease-related revenues identified during our implementation of ASC No. 842 of $1.3 million and $2.5 million for the year ended December 31, 2018 and 2017, respectively, to Rentals, net from Other revenue in our Consolidated Statements of Operations to conform to the current year presentation (see Note 2 for further information).

Note 2.      Newly Issued Accounting Pronouncements
Adopted
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2016-02, "Leases." This ASU was further updated by ASU No. 2018-01, "Land Easement Practical Expedient for Transition for Topic 842," ASU No. 2018-10, "Codification Improvements to Topic 842," ASU No. 2018-11, "Targeted Improvements for Topic 842," ASU No. 2018-20, "Narrow-Scope Improvements for Lessors" and ASU No. 2019-01, "Codification Improvements to Topic 842." These ASUs set out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The ASUs require lessees to adopt a right-of-use asset approach that will bring substantially all leases onto the balance sheet, with the exception of short-term leases. The subsequent accounting for this right-of-use asset will be based on a dual-model approach, under which the lease will be classified as either a finance or an operating lease. The lessor accounting model under these ASUs is similar to current guidance, but certain underlying principles in the lessor model have been aligned with the new revenue recognition standard. A practical expedient was added for lessors to elect, by class of underlying assets, to account for lease and nonlease components as a single lease component if certain criteria are met. The provisions of these ASUs were effective for us as of January 1, 2019. We adopted this guidance as of January 1, 2019 and applied it on a modified retrospective approach and elected not to restate comparative periods.
Upon adoption, we applied the following practical expedients:

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

•
As an accounting policy election, a lessor may choose not to separate the nonlease components, by class of underlying assets, from the lease components and instead account for both types of components as a single lease component under certain conditions.

•
As an accounting policy election, a lessee may choose not to separate the nonlease components, by class of underlying assets, from the lease components and instead account for both types of components as a single lease component.

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

◦
Capitalization of leasing costs has been limited under the new ASU which no longer allows indirect costs to be capitalized. Therefore, indirect, internally-generated leasing and legal costs are no longer capitalized and are recorded in General and administrative expenses in our Consolidated Statement of Operations in the period of adoption prospectively. We continue to capitalize direct costs as defined within the ASU.

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

◦
We previously accounted for real estate taxes that are paid directly by the tenant on a gross basis in our consolidated financial statements. These ASUs have indicated that a lessor should exclude from variable payments, lessor costs paid by a lessee directly to a third party. Therefore, we have excluded any costs paid directly by the tenant from our revenues and expenses and will only include as variable payments those which are reimbursed to us by our tenants. Real estate taxes paid directly by our tenants was $4.3 million and $4.6 million for the year ended December 31, 2018 and 2017, respectively.

•	From the Lessee Perspective:

◦
On January 1, 2019, we were the lessee under ground lease agreements for land underneath all or a portion of 12 centers and under four administrative office leases that we accounted for as operating leases. Also, we had one finance lease in which we were the lessee of two centers with a $21.9 million lease obligation.

We recognized right-of-use assets for our operating leases in Other Assets, along with corresponding lease liabilities in Other Liabilities on January 1, 2019 in the amounts of $44.2 million and $42.9 million, respectively, in the Consolidated Balance Sheet. The difference between the right-of-use assets and the lease liabilities is primarily associated with intangibles related to ground leases. For these existing operating leases, we continue to recognize a single lease expense for both our ground and office leases, currently included in Operating expenses and General and administrative expenses, respectively, in the Consolidated Statements of Operations.

◦
We continue to recognize our finance lease asset balance in Property and our finance lease liability in Debt in our Consolidated Balance Sheets. The finance lease charges a portion of the payment to both asset amortization and interest expense.

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
Not Yet Adopted
In June 2016, the FASB issued ASU No. 2016-13, "Measurement of Credit Losses on Financial Instruments." This ASU was further updated by ASU No. 2018-19, "Codification Improvements to Topic 326, Financial Instruments - Credit Losses, "ASU No. 2019-04, "Codification Improvements to Topic 326, Financial Instruments - Credit Losses," ASU No. 2019-05, "Targeted Transition Relief" and ASU No. 2019-11, "Codification Improvements to Topic 326, Financial Instruments - Credit Losses." These ASUs amend prior guidance on the impairment of financial instruments, and adds an impairment model that is based on expected losses rather than incurred losses with the recognition of an allowance based on an estimate of expected credit losses. The provisions of ASU No. 2016-13, as amended in subsequently issued amendments, were effective for us as of January 1, 2020.
In identifying all of our financial instruments covered under this guidance, the majority of our instruments result from operating leasing transactions, which are not within the scope of the new standard and are to remain governed by the recently issued leasing guidance and other previously issued guidance. Upon adoption at January 1, 2020, we recognized the cumulative effect for credit losses which has decreased retained earnings and other assets by $.7 million, respectively. In addition, we evaluated controls around the implementation of this ASU and have concluded there will be no significant impact on our control structure.
In August 2018, the FASB issued ASU No. 2018-13, "Changes to the Disclosure Requirements for Fair Value Measurement." This ASU amends and removes several disclosure requirements including the valuation processes for Level 3 fair value measurements. The ASU also modifies some disclosure requirements and requires additional disclosures for changes in unrealized gains and losses included in other comprehensive income for recurring Level 3 fair value measurements and requires the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The provisions of ASU No. 2018-13 were effective for us as of January 1, 2020 using a prospective transition method for amendments effecting changes in unrealized gains and losses, significant unobservable inputs used to develop Level 3 fair value measurements and narrative description on uncertainty of measurements. The remaining provisions of the ASU have been applied retrospectively. The adoption of this ASU did not have a material impact to our consolidated financial statements.

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
In December 2019, the FASB issued ASU No. 2019-12, "Simplifying the Accounting for Income Taxes." This ASU clarifies/simplifies current disclosures and removes several disclosures requirements. Simplification includes franchise taxes based partially on income as an income-based tax; entities should reflect enacted tax law and rate changes in the interim period that includes the enactment date; and allowing entities to allocate consolidated tax amounts to individual legal entities under certain elections. The provisions of ASU No. 2019-12 are effective for us as of January 1, 2021, and early adoption is permitted. Although we are still assessing the impact of this ASU's adoption, we do not believe this ASU will have a material impact to our consolidated financial statements.
Note 3.      Property
Our property consists of the following (in thousands):

	December 31,
	2019	2018
Land	$911,521	$919,237
Land held for development	40,667	45,673
Land under development	53,076	55,793
Buildings and improvements	2,898,867	2,927,954
Construction in-progress	241,118	156,411
Total	$4,145,249	$4,105,068

During the year ended December 31, 2019, we sold 15 centers and other property. Aggregate gross sales proceeds from these transactions approximated $464.1 million and generated gains of approximately $189.8 million. Also, for the year ended December 31, 2019, we acquired five grocery-anchored shopping centers and other property with an aggregate gross purchase price of approximately $219.6 million, and we invested $109.7 million in new development projects.

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

	December 31,
	2019	2018
Combined Condensed Balance Sheets

ASSETS
Property	$1,378,328	$1,268,557
Accumulated depreciation	(331,856)	(305,327)
Property, net	1,046,472	963,230
Other assets, net	108,366	104,267
Total Assets	$1,154,838	$1,067,497

LIABILITIES AND EQUITY
Debt, net (primarily mortgages payable)	$264,782	$269,113
Amounts payable to Weingarten Realty Investors and Affiliates	11,972	11,732
Other liabilities, net	25,498	24,717
Total Liabilities	302,252	305,562
Equity	852,586	761,935
Total Liabilities and Equity	$1,154,838	$1,067,497

	Year Ended December 31,
	2019	2018	2017
Combined Condensed Statements of Operations
Revenues, net	$135,258	$133,975	$137,419
Expenses:
Depreciation and amortization	32,126	32,005	34,818
Interest, net	9,664	11,905	11,836
Operating	25,046	24,112	23,876
Real estate taxes, net	18,070	18,839	18,865
General and administrative	551	696	623
Provision for income taxes	133	138	112
Total	85,590	87,695	90,130
Gain on dispositions	2,009	9,495	12,492
Net Income	$51,677	$55,775	$59,781

Our investment in real estate joint ventures and partnerships, as reported in our Consolidated Balance Sheets, differs from our proportionate share of the entities’ underlying net assets due to basis differences, which arose upon the transfer of assets to the joint ventures. The net positive basis differences, which totaled $9.0 million and $5.2 million at December 31, 2019 and 2018, respectively, are generally amortized over the useful lives of the related assets.

We recorded joint venture fee income included in Other revenues for the year ended December 31, 2019, 2018 and 2017 of $6.5 million, $6.1 million and $6.2 million, respectively.
During 2019, a parcel of land was sold with gross sales proceeds of approximately $2.3 million, of which our share of the gain, included in equity earnings in real estate joint ventures and partnerships, totaled $1.1 million. In July 2019, a 51% owned unconsolidated real estate joint venture acquired a center with a gross purchase price of $52.6 million. Also during 2019, we invested $47.6 million in a 90% owned unconsolidated real estate joint venture for a mixed-use new development.
During 2018, a center was sold through a series of partial sales with gross sales proceeds of approximately $33.9 million, of which our share of the gain, included in equity in earnings in real estate joint ventures and partnerships, totaled $6.3 million.
Note 5.      Identified Intangible Assets and Liabilities
Identified intangible assets and liabilities associated with our property acquisitions are as follows (in thousands):

	December 31,
	2019	2018
Identified Intangible Assets:
Above-market leases (included in Other Assets, net)	$23,830	$38,181
Above-market leases - Accumulated Amortization	(12,145)	(19,617)
In place leases (included in Unamortized Lease Costs, net)	196,207	193,658
In place leases - Accumulated Amortization	(92,918)	(99,352)
	$114,974	$112,870
Identified Intangible Liabilities:
Below-market leases (included in Other Liabilities, net)	$95,240	$85,742
Below-market leases - Accumulated Amortization	(32,326)	(27,745)
Above-market assumed mortgages (included in Debt, net)	3,446	3,446
Above-market assumed mortgages - Accumulated Amortization	(1,987)	(1,660)
	$64,373	$59,783

These identified intangible assets and liabilities are amortized over the applicable lease terms or the remaining lives of the assumed mortgages, as applicable.
The net amortization of above-market and below-market leases increased rental revenues by $4.6 million, $12.8 million and $3.7 million in 2019, 2018 and 2017, respectively. The significant year over year change in rental revenues in 2019 to 2018 is primarily due to a write-off of a below-market lease intangible from the termination of a tenant's lease in 2018. The estimated net amortization of these intangible assets and liabilities will increase rental revenues for each of the next five years as follows (in thousands):

2020	$4,883
2021	4,604
2022	4,255
2023	4,141
2024	4,048

The amortization of the in place lease intangible assets recorded in depreciation and amortization, was $14.9 million, $29.8 million and $21.0 million in 2019, 2018 and 2017, respectively. The significant year over year change in depreciation and amortization from 2019 to 2018 is primarily due to the write-off of in-place lease intangibles from the termination of tenant leases in 2018. The estimated amortization of these intangible assets will increase depreciation and amortization for each of the next five years as follows (in thousands):

2020	$15,762
2021	13,512
2022	11,118
2023	9,351
2024	7,926

The net amortization of above-market assumed mortgages decreased net interest expense by $.3 million, $.7 million and $1.1 million in 2019, 2018 and 2017, respectively. The estimated net amortization of these intangible liabilities will decrease net interest expense for each of the next five years as follows (in thousands):

2020	$327
2021	287
2022	141
2023	136
2024	136

The following table details the identified intangible assets and liabilities and the remaining weighted-average amortization period associated with our asset acquisitions in 2019 as follows:

Identified intangible assets and liabilities subject to amortization (in thousands):
Assets:
In place leases	$30,253
Above-market leases	1,323
Liabilities:
Below-market leases	13,762

Identified intangible assets and liabilities remaining weighted-average amortization period (in years):
Assets:
In place leases	11.0
Above-market leases	7.2
Liabilities:
Below-market leases	13.5

Note 6.      Debt
Our debt consists of the following (in thousands):

	December 31,
	2019	2018
Debt payable, net to 2038 (1)	$1,653,154	$1,706,886
Unsecured notes payable under credit facilities	—	5,000
Debt service guaranty liability	57,380	60,900
Finance lease obligation	21,804	21,898
Total	$1,732,338	$1,794,684

___________________

(1)	At December 31, 2019, interest rates ranged from 3.3% to 7.0% at a weighted average rate of 3.9%. At December 31, 2018, interest rates ranged from 3.3% to 7.0% at a weighted average rate of 4.0%.
The allocation of total debt between fixed and variable-rate as well as between secured and unsecured is summarized below (in thousands):

	December 31,
	2019	2018
As to interest rate (including the effects of interest rate contracts):
Fixed-rate debt	$1,714,890	$1,771,999
Variable-rate debt	17,448	22,685
Total	$1,732,338	$1,794,684
As to collateralization:
Unsecured debt	$1,450,762	$1,457,432
Secured debt	281,576	337,252
Total	$1,732,338	$1,794,684

We maintain a $500 million unsecured revolving credit facility, which was amended and extended on December 11, 2019. This facility expires in March 2024, provides for two consecutive six-month extensions upon our request, and borrowing rates that float at a margin over LIBOR plus a facility fee. At December 31, 2019 and 2018, the borrowing margin and facility fee, which are priced off a grid that is tied to our senior unsecured credit ratings, were 82.5 and 15 basis points and 90 and 15 basis points, respectively. The facility also contains a competitive bid feature that allows us to request bids for up to $250 million. Additionally, an accordion feature allows us to increase the facility amount up to $850 million.
Additionally, we have a $10 million unsecured short-term facility, which was amended and extended on January 3, 2020, that we maintain for cash management purposes, which matures in March 2021. At both December 31, 2019 and 2018, the facility provided for fixed interest rate loans at a 30-day LIBOR rate plus a borrowing margin, facility fee and an unused facility fee of 125, 10, and 5 basis points, respectively.

The following table discloses certain information regarding our unsecured notes payable under our credit facilities (in thousands, except percentages):

	December 31,
	2019	2018
Unsecured revolving credit facility:
Balance outstanding	$—	$5,000
Available balance	497,946	492,946
Letter of credit outstanding under facility	2,054	2,054
Variable interest rate (excluding facility fee) at end date	—%	3.3%
Unsecured short-term facility:
Balance outstanding	$—	$—
Variable interest rate at end date	—%	—%
Both facilities:
Maximum balance outstanding during the year	$5,000	$26,500
Weighted average balance	123	1,096
Year-to-date weighted average interest rate (excluding facility fee)	3.3%	2.9%

Related to a development project in Sheridan, Colorado, we have provided a guaranty for the payment of any debt service shortfalls until a coverage rate of 1.4x is met on tax increment revenue bonds issued in connection with the project. The bonds are to be repaid with incremental sales and property taxes and a PIF to be assessed on current and future retail sales and, to the extent necessary, any amounts we may have to provide under a guaranty. The incremental taxes and PIF are to remain intact until the earlier of the date the bond liability has been paid in full or 2040. Therefore, a debt service guaranty liability equal to the fair value of the amounts funded under the bonds was recorded. As of December 31, 2019 and 2018, we had $57.4 million and $60.9 million outstanding for the debt service guaranty liability, respectively.
During the year ended December 31, 2019, we repaid a $50 million secured fixed-rate mortgage with a 7.0% interest rate from cash from our disposition proceeds.
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
Various leases and properties, and current and future rentals from those leases and properties, collateralize certain debt. At December 31, 2019 and 2018, the carrying value of such assets aggregated $.5 billion and $.6 billion, respectively. Additionally at December 31, 2019 and 2018, investments of $5.3 million and $5.2 million, respectively, included in Restricted Deposits and Escrows are held as collateral for letters of credit totaling $5.0 million.

Scheduled principal payments on our debt (excluding $21.8 million of a finance lease obligation, $(3.9) million net premium/(discount) on debt, $(5.5) million of deferred debt costs, $1.5 million of non-cash debt-related items, and $57.4 million debt service guaranty liability) are due during the following years (in thousands):

2020	$22,743
2021	18,434
2022	307,922
2023	347,815
2024	252,153
2025	293,807
2026	277,291
2027	38,288
2028	92,159
2029	917
Thereafter	9,518
Total	$1,661,047

Our various debt agreements contain restrictive covenants, including minimum interest and fixed charge coverage ratios, minimum unencumbered interest coverage ratios, minimum net worth requirements and maximum total debt levels. We are not aware of any non-compliance with our public debt and revolving credit facility covenants as of December 31, 2019.
Note 7.      Lease Obligations
We are engaged in the operation of shopping centers, which are either owned or, with respect to certain shopping centers, operated under operating ground leases. These ground leases expire at various dates through 2069 with renewal options ranging from five years to 20 years and in some cases, include options to purchase the underlying asset by either the lessor or lessee. Generally, our ground lease variable payments for real estate taxes, insurance and utilities are paid directly by us and are not a component of rental expense. Most of our leases have increasing minimum rental rates during the terms of the leases through escalation provisions and also may include an amount based on a percentage of operating revenues or sublease tenant revenue. Space in our shopping centers is leased to tenants pursuant to agreements that generally provide for terms of 10 years or less and may include multiple options to extend the lease term in increments up to five years, for annual rentals subject to upward adjustments based on operating expense levels, sales volume, or contractual increases as defined in the lease agreements.
Also, we have two properties under a finance lease that consists of variable lease payments with a purchase option. The right-of-use asset associated with this finance lease at December 31, 2019 was $8.9 million. At December 31, 2018, the related assets associated with a capital lease in buildings and improvements totaled $15.7 million, and the balance of accumulated depreciation was $14.1 million. Amortization of property under the finance lease is included in depreciation and amortization expense. Note that amounts prior to January 1, 2019 were accounted for under ASC No. 840.

A schedule of lease costs including weighted average lease terms and weighted-average discount rates is as follows (in thousands, except as noted):

Year Ended December 31,
2019
Operating lease cost:
Included in Operating expense	$3,044
Included in General and administrative expense	302
Finance cost:
Amortization of right-of-use asset (included in Depreciation and Amortization)	174
Interest on lease liability (included in Interest expense, net)	1,642
Short-term lease cost	44
Variable lease cost	309
Sublease income (included in Rentals, net)	(27,400)
Total lease cost	$(21,885)

December 31, 2019
Weighted-average remaining lease term (in years):
Operating leases	41.5
Finance lease	4.0

Weighted-average discount rate (percentage):
Operating leases	4.9%
Finance lease	7.5%

A reconciliation of our lease liabilities on an undiscounted cash flow basis, which primarily represents shopping center ground leases, for the subsequent five years and thereafter, as calculated as of December 31, 2019, is as follows (in thousands):

	Operating	Finance
Lease payments:
2020	$2,696	$1,744
2021	2,585	1,751
2022	2,576	1,759
2023	2,458	23,037
2024	2,158
Thereafter	97,187
Total	$109,660	$28,291

Lease liabilities(1)	43,063	21,804
Undiscounted excess amount	$66,597	$6,487
___________________

(1)	Operating lease liabilities are included in Other Liabilities, and finance lease liabilities are included in Debt, net in our Consolidated Balance Sheet.

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

Rental expense for operating leases as defined under ASC No. 840 was, in millions: $3.1 in 2018 and $2.9 in 2017, which was recognized in Operating expense. Minimum revenues under subleases, applicable to the ground lease rentals, under the terms of all non-cancelable tenant leases was, in millions: $22.8 million in 2018 and $27.1 million in 2017.
Future undiscounted, sublease payments applicable to the ground lease rentals, under the terms of all non-cancelable tenant leases, excluding estimated variable payments for the subsequent five years and thereafter ending December 31, as calculated as of December 31, 2019 and 2018, were as follows (in thousands):

	December 31, 2019	December 31, 2018
Sublease payments:
Finance lease(1)	$10,279	$14,382
Operating leases:
2019		$22,528
2020	$24,137	20,903
2021	22,168	18,886
2022	20,400	17,245
2023	18,583	15,128
2024	13,567
Thereafter	39,111	43,439
Total	$137,966	$138,129
___________________

(1)	The sublease payments related to our finance lease represents cumulative payments through the lease term ending in 2023.
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
No common shares were repurchased during the year ended December 31, 2019, and .7 million common shares were repurchased at an average price of $27.10 per share during the year ended December 31, 2018. At December 31, 2019 and as of the date of this filing, $181.5 million of common shares remained available to be repurchased under this plan.

Common dividends declared per share were $1.58, $2.98 and $2.29 for the year ended December 31, 2019, 2018 and 2017, respectively. The regular dividend rate per share for our common shares for each quarter of 2019, 2018 and 2017 was $.395, $.395 and $.385, respectively. No special dividend was paid in 2019, and for each December 2018 and 2017, we paid a special dividend for our common shares in an amount per share of $1.40 and $.75, respectively, which was due to the significant gains on dispositions of property. Subsequent to December 31, 2019, a first quarter dividend of $.395 per common share was approved by our Board of Trust Managers.
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
Future undiscounted, lease payments for tenant leases, excluding estimated variable payments, at December 31, 2019 is as follows (in thousands):

2020	$335,451
2021	292,146
2022	238,559
2023	191,552
2024	144,329
Thereafter	451,531
Total payments due	$1,653,568

Future minimum rental income as defined under ASC No. 840 from tenant leases, excluding estimated contingent rentals, at December 31, 2018 is as follows (in thousands):

2019	$347,476
2020	305,404
2021	253,269
2022	198,414
2023	151,538
Thereafter	473,416
Total payments due	$1,729,517

Variable lease payments recognized in Rentals, net are as follows (in thousands):

Year Ended December 31,
2019
Variable lease payments	$109,685

Contingent rentals recognized in Rentals, net are as follows (in thousands):

	Year Ended December 31,
	2018	2017
Contingent rentals	$118,703	$129,635

Note 10.      Impairment
The following impairment charges were recorded on the following assets based on the difference between the carrying amount of the assets and the estimated fair value (see Note 18 for additional fair value information) (in thousands):

	Year Ended December 31,
	2019	2018	2017
Operating expenses:
Properties held for sale, under contract for sale or sold (1)	$—	$9,969	$12,203
Land held for development and undeveloped land (1)	74	151	2,719
Other	—	—	335
Total impairment charges	74	10,120	15,257
Other financial statement captions impacted by impairment:
Equity in earnings of real estate joint ventures and partnerships, net (1)	3,070	—	—
Net income attributable to noncontrolling interests	(17)	(17)	21
Net impact of impairment charges	$3,127	$10,103	$15,278
___________________

(1)
Amounts reported were based on changes in management's plans or intent for the properties and/or investments in real estate joint ventures and partnerships, third party offers, recent comparable market transactions and/or a change in market conditions.

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
Taxable income differs from net income for financial reporting purposes primarily because of differences in the timing of recognition of depreciation, rental revenue, repair expense, compensation expense, impairment losses and gain from sales of property. As a result of these differences, the book value of our net real estate assets is in excess of tax basis by $286.2 million and $211.0 million at December 31, 2019 and 2018, respectively.
The following table reconciles net income adjusted for noncontrolling interests to REIT taxable income (in thousands):

	Year Ended December 31,
	2019	2018	2017
Net income adjusted for noncontrolling interests	$315,435	$327,601	$335,274
Net (income) loss of taxable REIT subsidiary included above	(32,225)	(13,496)	4,220
Net income from REIT operations	283,210	314,105	339,494
Book depreciation and amortization	132,957	158,607	162,964
Tax depreciation and amortization	(75,824)	(89,700)	(95,512)
Book/tax difference on gains/losses from capital transactions	(89,217)	19,807	6,261
Deferred/prepaid/above and below-market rents, net	(9,332)	(15,589)	(11,146)
Impairment loss from REIT operations	3,118	10,008	5,071
Other book/tax differences, net	(21,358)	(13,718)	(244)
REIT taxable income	223,554	383,520	406,888
Dividends paid deduction (1)	(223,554)	(383,520)	(406,888)
Dividends paid in excess of taxable income	$—	$—	$—

___________________

(1)	For 2019, 2018 and 2017, the dividends paid deduction includes designated dividends of $121.2 million, $105.7 million and $112.8 million from 2020, 2019 and 2018, respectively.

For federal income tax purposes, the cash dividends distributed to common shareholders are characterized as follows:

	Year Ended December 31,
	2019	2018	2017
Ordinary income	65.4%	42.2%	23.0%
Capital gain distributions	34.6%	57.8%	77.0%
Total	100.0%	100.0%	100.0%

Our deferred tax assets and liabilities, including a valuation allowance, consisted of the following (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Impairment loss (1)	$4,692	$4,732
Net operating loss carryforwards (2)	3,206	11,132
Straight-line rentals	—	1,391
Book-tax basis differential	1,101	1,800
Other (4)	177	201
Total deferred tax assets	9,176	19,256
Valuation allowance (3)	(5,749)	(12,787)
Total deferred tax assets, net of allowance	$3,427	$6,469
Deferred tax liabilities:
Book-tax basis differential (1)	$1,547	$6,005
Other	155	398
Total deferred tax liabilities	$1,702	$6,403
___________________

(1)
Impairment losses and book-tax basis differential liabilities will not be recognized until the related properties are sold. Realization of impairment losses is dependent upon generating sufficient taxable income in the year the property is sold.

(2)	We have net operating loss carryforwards of $15.3 million that is an indefinite carryforward.

(3)
Management believes it is more likely than not that a portion of the deferred tax assets, which primarily consists of impairment losses and net operating losses, will not be realized and established a valuation allowance. However, the amount of the deferred tax asset considered realizable could be reduced if estimates of future taxable income are reduced.

(4)	Classification of prior year's amounts were made to conform to the current year presentation.
We are subject to federal, state and local income taxes and have recorded an income tax provision (benefit) as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Net income (loss) before taxes of taxable REIT subsidiary	$32,602	$13,480	$(5,788)
Federal provision (benefit) (1)	$6,846	$2,831	$(2,026)
Valuation allowance decrease	(7,038)	(2,800)	—
Effect of change in statutory rate on net deferrals	—	—	282
Other	569	(46)	176
Federal income tax provision (benefit) of taxable REIT subsidiary (2)	377	(15)	(1,568)
State and local taxes, primarily Texas franchise taxes	663	1,393	1,551
Total	$1,040	$1,378	$(17)
___________________

(1)	At statutory rate of 21% for both the year ended December 31, 2019 and 2018 and 35% for the year ended December 31, 2017.

(2)	All periods from December 31, 2016 through December 31, 2019 are open for examination by the IRS.

Also, a current tax obligation of $.7 million and $1.5 million has been recorded at December 31, 2019 and 2018, respectively, in association with these taxes.
Note 12.      Supplemental Cash Flow Information
Cash, cash equivalents and restricted cash equivalents consists of the following (in thousands):

	December 31,
	2019	2018	2017
Cash and cash equivalents	$41,481	$65,865	$13,219
Restricted deposits and escrows (see Note 1)	13,810	10,272	8,115
Total	$55,291	$76,137	$21,334

Supplemental disclosure of non-cash transactions is summarized as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Accrued property construction costs	$8,014	$11,135	$7,728
Reduction of debt service guaranty liability	(3,520)	(3,245)	(2,980)
Right-of-use assets exchanged for operating lease liabilities	43,729	—	—
Increase in equity associated with deferred compensation plan	—	—	44,758

Note 13.      Earnings Per Share
Earnings per common share – basic is computed using net income attributable to common shareholders and the weighted average number of shares outstanding – basic. Earnings per common share – diluted includes the effect of potentially dilutive securities. Earnings per common share – basic and diluted components for the periods indicated are as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Numerator:
Net income	$322,575	$345,343	$350,715
Net income attributable to noncontrolling interests	(7,140)	(17,742)	(15,441)
Net income attributable to common shareholders – basic	315,435	327,601	335,274
Income attributable to operating partnership units	2,112	—	3,084
Net income attributable to common shareholders – diluted	$317,547	$327,601	$338,358
Denominator:
Weighted average shares outstanding – basic	127,842	127,651	127,755
Effect of dilutive securities:
Share options and awards	842	790	870
Operating partnership units	1,432	—	1,446
Weighted average shares outstanding – diluted	130,116	128,441	130,071

Anti-dilutive securities of our common shares, which are excluded from the calculation of earnings per common share – diluted, are as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Operating partnership units	—	1,432	—
Total anti-dilutive securities	—	1,432	—

Note 14.      Share Options and Awards
Under our Amended and Restated 2010 Long-Term Incentive Plan (as amended), 4.0 million common shares are reserved for issuance, and options and share awards of 1.0 million are available for future grant at December 31, 2019. This plan expires in April 2028.
Compensation expense, net of forfeitures, associated with share options and restricted shares totaled $8.3 million in 2019, $7.3 million in 2018 and $8.6 million in 2017, of which $.8 million in 2019, $1.1 million in 2018 and $1.7 million in 2017 was capitalized.
Options
The fair value of share options issued prior to 2012 was estimated on the date of grant using the Black-Scholes option pricing method based on the expected weighted average assumptions.
Following is a summary of the option activity for the three years ended December 31, 2019:

	Shares Under Option	Weighted Average Exercise Price
Outstanding, January 1, 2017	934,201	$22.85
Forfeited or expired	(4,042)	43.37
Exercised	(101,805)	16.11
Outstanding, December 31, 2017	828,354	23.58
Forfeited or expired	(196,159)	32.22
Exercised	(352,318)	19.78
Outstanding, December 31, 2018	279,877	22.30
Forfeited or expired	(1,136)	11.85
Exercised	(71,325)	17.98
Outstanding, December 31, 2019	207,416	$23.84

The total intrinsic value of options exercised was $.9 million in 2019, $3.6 million in 2018 and $1.7 million in 2017. All share options were vested, and there was no unrecognized compensation cost related to share options.
The following table summarizes information about share options outstanding and exercisable at December 31, 2019:

Range of Exercise Prices	Outstanding				Exercisable
	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value (000’s)	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value (000’s)
$22.68 - $24.87	207,416	0.8 years	$23.84	1,535	207,416	0.8 years	$23.84	1,535

Share Awards
The fair value of the market-based share awards was estimated on the date of grant using a Monte Carlo valuation model based on the following assumptions:

	Year Ended December 31, 2019
	Minimum	Maximum
Dividend yield	0.0%	5.5%
Expected volatility (1)	19.3%	21.3%
Expected life (in years)	N/A	3
Risk-free interest rate	2.4%	2.6%
_______________

(1)	Includes the volatility of the FTSE NAREIT U.S. Shopping Center Index and Weingarten Realty Investors.
A summary of the status of unvested share awards for the year ended December 31, 2019 is as follows:

	Unvested Share Awards	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2019	674,293	$30.26
Granted:
Service-based awards	179,825	28.61
Market-based awards relative to FTSE NAREIT U.S. Shopping Center Index	80,848	30.20
Market-based awards relative to three-year absolute TSR	80,847	32.91
Trust manager awards	27,768	29.17
Vested	(236,716)	32.13
Forfeited	(5,519)	29.86
Outstanding, December 31, 2019	801,346	$29.56

As of December 31, 2019 and 2018, there was approximately $2.1 million and $1.8 million, respectively, of total unrecognized compensation cost related to unvested share awards, which is expected to be amortized over a weighted average of 1.8 years and 1.7 years at December 31, 2019 and 2018, respectively.

Note 15.      Employee Benefit Plans
Defined Benefit Plan:
The following tables summarize changes in the benefit obligation, the plan assets and the funded status of our pension plan as well as the components of net periodic benefit costs, including key assumptions (in thousands). The measurement dates for plan assets and obligations were December 31, 2019 and 2018.

	December 31,
	2019	2018
Change in Projected Benefit Obligation:
Benefit obligation at beginning of year	$55,759	$58,998
Service cost	1,090	1,295
Interest cost	2,257	2,056
Actuarial loss (gain) (1)	7,889	(4,478)
Benefit payments	(2,742)	(2,112)
Benefit obligation at end of year	$64,253	$55,759
Change in Plan Assets:
Fair value of plan assets at beginning of year	$50,802	$53,808
Actual return on plan assets	10,356	(1,894)
Employer contributions	1,000	1,000
Benefit payments	(2,742)	(2,112)
Fair value of plan assets at end of year	$59,416	$50,802
Unfunded status at end of year (included in accounts payable and accrued expenses in 2019 and 2018)	$(4,837)	$(4,957)
Accumulated benefit obligation	$64,159	$55,683
Net loss recognized in accumulated other comprehensive loss	$14,897	$15,050
___________________

(1)	The change in actuarial loss (gain) is attributable primarily to census and mortality table updates and a decrease in the discount rate in 2019.
The following is the required information for other changes in plan assets and benefit obligation recognized in other comprehensive income (in thousands):

	Year Ended December 31,
	2019	2018	2017
Net loss	$1,044	$1,143	$82
Amortization of net loss (1)	(1,197)	(1,228)	(1,475)
Total recognized in other comprehensive income	$(153)	$(85)	$(1,393)
Total recognized in net periodic benefit cost and other comprehensive income	$880	$767	$213

___________________

(1)	The estimated net loss that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is $1.2 million.

The following is the required information with an accumulated benefit obligation in excess of plan assets (in thousands):

	December 31,
	2019	2018
Projected benefit obligation	$64,253	$55,759
Accumulated benefit obligation	64,159	55,683
Fair value of plan assets	59,416	50,802

The components of net periodic benefit cost are as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Service cost	$1,090	$1,295	$1,223
Interest cost	2,257	2,056	2,123
Expected return on plan assets	(3,511)	(3,727)	(3,215)
Amortization of net loss	1,197	1,228	1,475
Total	$1,033	$852	$1,606

The components of net periodic benefit cost other than the service cost component are included in Interest and Other Income, net in the Consolidated Statements of Operations.
The assumptions used to develop net periodic benefit cost are shown below:

	Year Ended December 31,
	2019	2018	2017
Discount rate	4.12%	3.50%	4.01%
Salary scale increases	3.50%	3.50%	3.50%
Long-term rate of return on assets	7.00%	7.00%	7.00%

The selection of the discount rate is made annually after comparison to yields based on high quality fixed-income investments. The salary scale is the composite rate which reflects anticipated inflation, merit increases, and promotions for the group of covered participants. The long-term rate of return is a composite rate for the trust. It is derived as the sum of the percentages invested in each principal asset class included in the portfolio multiplied by their respective expected rates of return. We considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. This analysis resulted in the selection of 7.00% as the long-term rate of return assumption for 2019.
The assumptions used to develop the actuarial present value of the benefit obligation are shown below:

	Year Ended December 31,
	2019	2018	2017
Discount rate	3.09%	4.12%	3.50%
Salary scale increases	3.50%	3.50%	3.50%

The expected contribution to be paid for the Retirement Plan by us during 2020 is approximately $1.0 million. The expected benefit payments for the next 10 years for the Retirement Plan is as follows (in thousands):

2020	$2,436
2021	2,602
2022	2,772
2023	2,936
2024	3,062
2025-2029	16,209

The participant data used in determining the liabilities and costs for the Retirement Plan was collected as of January 1, 2019, and no significant changes have occurred through December 31, 2019.
At December 31, 2019, our investment asset allocation compared to our benchmarking allocation model for our plan assets was as follows:

	Portfolio	Benchmark
Cash and Short-Term Investments	5%	4%
U.S. Stocks	51%	56%
International Stocks	14%	10%
U.S. Bonds	24%	26%
International Bonds	5%	3%
Other	1%	1%
Total	100%	100%

The fair value of plan assets was determined based on publicly quoted market prices for identical assets, which are classified as Level 1 observable inputs. The allocation of the fair value of plan assets was as follows:

	December 31,
	2019	2018
Cash and Short-Term Investments	18%	20%
Large Company Funds	34%	33%
Mid Company Funds	7%	7%
Small Company Funds	7%	6%
International Funds	11%	8%
Fixed Income Funds	15%	18%
Growth Funds	8%	8%
Total	100%	100%

Concentrations of risk within our equity portfolio are investments classified within the following sectors: technology, financial services, healthcare, consumer cyclical goods and industrial, which represents approximately 21%, 17%, 15%, 12% and 11% of total equity investments, respectively.
Defined Contribution Plans:
Compensation expense related to our defined contribution plans was $3.9 million in 2019, $3.8 million in 2018 and $3.9 million in 2017.
Note 16.      Commitments and Contingencies
Commitments and Contingencies
As of December 31, 2019 and 2018, we participated in two real estate ventures structured as DownREIT partnerships. We have operating and financial control over these ventures and consolidate them in our consolidated financial statements. These ventures allow the outside limited partners to put their interest in the partnership to us, and we have the option to redeem the interest in cash or a fixed number of our common shares, at our discretion. We also participate in a real estate venture that has a property in Texas that allows its outside partner to put operating partnership units to us. We have the option to redeem these units in cash or a fixed number of our common shares, at our discretion. The aggregate redemption value of these interests was approximately $45 million and $36 million as of December 31, 2019 and 2018, respectively.
As of December 31, 2019, we have entered into commitments aggregating $98.5 million comprised principally of construction contracts which are generally due in 12 to 36 months.

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
Note 17.      Variable Interest Entities
Consolidated VIEs:
At December 31, 2019 and 2018, eight and nine of our real estate joint ventures, respectively, whose activities primarily consisted of owning and operating 21 neighborhood/community shopping centers, were determined to be VIEs. Based on a financing agreement by one of our real estate joint ventures that has a bottom dollar guaranty, which is disproportionate to our ownership, we have determined that we are the primary beneficiary and have consolidated this joint venture. For the remaining real estate joint ventures, we concluded we are the primary beneficiary based primarily on our significant power to direct the entities' activities without any substantive kick-out or participating rights.
A summary of our consolidated VIEs is as follows (in thousands):

	December 31,
	2019	2018
Assets Held by VIEs	$228,954	$225,388
Assets Held as Collateral for Debt (1)	39,782	40,004
Maximum Risk of Loss (1)	29,784	29,784
___________________

(1)	Represents the amount of debt and related assets held as collateral associated with the bottom dollar guaranty at one real estate joint venture.
Restrictions on the use of these assets can be significant because they may serve as collateral for debt. Further, we are generally required to obtain our partner's approval in accordance with the joint venture agreement for any major transactions. Transactions with these joint ventures in our consolidated financial statements have primarily been positive as demonstrated by the generation of net income and operating cash flows, as well as the receipt of cash distributions. We and our partners are subject to the provisions of the joint venture agreements which include provisions for when additional contributions may be required to fund operating cash shortfalls, development expenditures and unplanned capital expenditures.

Unconsolidated VIEs:
At both December 31, 2019 and 2018, two unconsolidated real estate joint ventures were determined to be VIEs. We have determined that one entity was a VIE through the issuance of a secured loan, since the lender had the ability to make decisions that could have a significant impact on the success of the entity. Based on the associated agreements for the future development of a mixed-use project, we concluded that the other entity was a VIE, but we are not the primary beneficiary as the substantive participating rights associated with the entity are shared, and we do not have the power to direct the significant activities of the entity. Our analysis considered that all major decisions require unanimous member consent and those decisions include significant activities such as development, financing, leasing and operations of the entity.
A summary of our unconsolidated VIEs is as follows (in thousands):

	December 31,
	2019	2018
Investment in Real Estate Joint Ventures and Partnerships, net (1)	$128,361	$76,575
Other Liabilities, net (2)	7,735	6,592
Maximum Risk of Loss (3)	34,000	34,000
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

We and our partners are subject to the provisions of the joint venture agreements that specify conditions, including operating shortfalls, development expenditures and unplanned capital expenditures, under which additional contributions may be required. With respect to our future development of a mixed-use project, we anticipate funding of approximately $9 million through 2020.
Note 18.      Fair Value Measurements
Recurring Fair Value Measurements:
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2019 and 2018, aggregated by the level in the fair value hierarchy in which those measurements fall, are as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2019
Assets:
Cash equivalents, primarily money market funds (1)	$28,330			$28,330
Restricted cash, primarily money market funds (1)	9,916			9,916
Investments, mutual funds held in a grantor trust (1)	38,378			38,378
Total	$76,624	$—	$—	$76,624
Liabilities:
Deferred compensation plan obligations	$38,378			$38,378
Total	$38,378	$—	$—	$38,378
___________________

(1)	For the year ended December 31, 2019, a net gain of $9.4 million was included in Interest and Other Income, net, of which $6.7 million represented an unrealized gain.

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2018
Assets:
Cash equivalents, primarily money market funds (1)	$54,848			$54,848
Restricted cash, primarily money market funds (1)	5,254			5,254
Investments, mutual funds held in a grantor trust (1)	30,996			30,996
Investments, mutual funds (1)	6,635			6,635
Total	$97,733	$—	$—	$97,733
Liabilities:
Deferred compensation plan obligations	$30,996			$30,996
Total	$30,996	$—	$—	$30,996
___________________

(1)	For the year ended December 31, 2018, a net gain of $1.4 million was included in Interest and Other Income, net, of which $(3.0) million represented an unrealized loss.
Nonrecurring Fair Value Measurements:
Investment in Real Estate Joint Ventures and Partnerships Impairments
Estimated fair values are determined by management utilizing the performance of each investment, the life and other terms of the investment, holding periods, market conditions, cash flow models, market capitalization rates and market discount rates, or by obtaining third-party broker valuation estimates, appraisals, bona fide purchase offers or the expected sales price of an executed sales agreement in accordance with our fair value measurements accounting policy. Market capitalization rates and market discount rates are determined by reviewing current sales of similar properties and transactions, and utilizing management’s knowledge and expertise in property marketing.
No assets were measured at fair value on a nonrecurring basis at December 31, 2018. Assets measured at fair value on a nonrecurring basis at December 31, 2019 aggregated by the level in the fair value hierarchy in which those measurements fall, are as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value	Total Gains (Losses) (1)
Investment in real estate joint ventures and partnerships (2)		$1,830	$24,154	$25,984	$(3,070)
Total	$—	$1,830	$24,154	$25,984	$(3,070)
____________

(1)	Total gains (losses) presented in this table relate to assets that are still held by us at December 31, 2019.

(2)
In accordance with our policy of evaluating and recording impairments on the disposal of investments in real estate joint ventures and partnerships, investments with a carrying amount of $29.1 million were written down to a fair value of $26.0 million, resulting in a loss of $3.1 million, which was included in earnings for the fourth quarter of 2019. Management’s estimate of fair value of these investments were determined using a bona fide purchase offer for the Level 2 inputs, and see the quantitative information about the significant unobservable inputs used for our Level 3 fair value measurements in the table below.

Fair Value Disclosures:
Unless otherwise listed below, short-term financial instruments and receivables are carried at amounts which approximate their fair values based on their highly-liquid nature, short-term maturities and/or expected interest rates for similar instruments.
Schedule of our fair value disclosures is as follows (in thousands):

	December 31,
	2019			2018
	Carrying Value	Fair Value Using Significant Other Observable Inputs (Level 2)	Fair Value Using Significant Unobservable Inputs (Level 3)	Carrying Value	Fair Value Using Significant Other Observable Inputs (Level 2)	Fair Value Using Significant Unobservable Inputs (Level 3)
Other Assets:
Tax increment revenue bonds (1)	$17,277		$25,000	$20,009		$25,000
Investments, held to maturity (2)	—	$—		3,000	$2,988
Debt:
Fixed-rate debt	1,714,890		1,787,663	1,771,999		1,761,215
Variable-rate debt	17,448		17,426	22,685		23,131

___________________

(1)	At December 31, 2019 and 2018, the credit loss balance on our tax increment revenue bonds was $31.0 million.

(2)	Investments held to maturity are recorded at cost. As of December 31, 2018, these investments had unrealized losses of $12 thousand.
The quantitative information about the significant unobservable inputs used for our nonrecurring Level 3 fair value measurements as of December 31, 2019 reported in the above table, is as follows:

	Fair Value at December 31,			Range
	2019			Minimum	Maximum
Description	(in thousands)	Valuation Technique	Unobservable Inputs	2019	2019
Investment in real estate joint ventures and partnerships	$24,154	Discounted cash flows	Discount rate	7.3%	7.5%
			Capitalization rate	5.8%	8.0%
			Noncontrolling interest discount		15.0%

Note 19.      Quarterly Financial Data (Unaudited)
Summarized quarterly financial data is as follows (in thousands):

	First		Second		Third		Fourth
2019
Revenues	$123,138	(1)	$122,660	(1)	$121,362	(1)	$119,465	(1)
Net income	51,254	(2)	85,520	(2)	108,509	(2)	77,292	(2)(3)
Net income attributable to common shareholders	49,666	(2)	83,809	(2)	106,742	(2)	75,218	(2)(3)
Earnings per common share – basic	.39	(2)	.66	(2)	.83	(2)	.59	(2)(3)
Earnings per common share – diluted	.39	(2)	.65	(2)	.82	(2)	.58	(2)(3)
2018
Revenues	$132,452	(1)	$142,086	(1)	$128,790	(1)	$127,819	(1)
Net income	148,969	(2)(4)	79,871	(1)(2)(3)	53,274	(2)(3)	63,229	(2)(3)
Net income attributable to common shareholders	146,824	(2)(4)(5)	78,289	(1)(2)(3)	42,981	(2)(3)(5)	59,507	(2)(3)(5)
Earnings per common share – basic	1.15	(2)(4)(5)	.61	(1)(2)(3)	.34	(2)(3)(5)	.47	(2)(3)(5)
Earnings per common share – diluted	1.13	(2)(4)(5)	.61	(1)(2)(3)	.34	(2)(3)(5)	.46	(2)(3)(5)
___________________

(1)
The quarter results include revenues associated with dispositions and acquisitions. Revenue amounts associated with dispositions are: $9.7 million, $8.8 million, $4.3 million and $1.3 million for the three months ended March 31, 2019, June 30, 2019, September 30, 2019 and December 31, 2019, respectively, and $11.9 million, $8.3 million, $7.0 million and $4.1 million for the three months ended March 31, 2018, June 30, 2018, September 30, 2018 and December 31, 2018, respectively. Revenue amounts associated with acquisitions totaled $.5 million, $1.6 million and $3.0 million for the three months ended June 30, 2019, September 30, 2019 and December 31, 2019, respectively. Additionally, a $10.0 million write-off of a below-market lease intangible from the termination of a tenant's lease increased revenues for the three months ended June 30, 2018, and additional revenue of $1.1 million was realized from the termination of two tenant leases for the three months ended September 30, 2019.

(2)
The quarter results include significant gains on the sale of property and investments, including gains in equity in earnings from real estate joint ventures and partnerships, net. Gain amounts are: $19.2 million, $52.7 million, $74.1 million and $46.0 million for the three months ended March 31, 2019, June 30, 2019, September 30, 2019 and December 31, 2019, respectively, and $111.4 million, $48.2 million, $19.8 million and $34.8 million for the three months ended March 31, 2018, June 30, 2018, September 30, 2018 and December 31, 2018, respectively.

(3)
The quarter results include $3.1 million, $2.4 million and $7.7 million of impairment losses for the three months ended December 31, 2019, September 30, 2018 and December 31, 2018, respectively. Additionally, the quarter results include a $13.1 million write-off of an in-place lease intangible for the three months ended June 30, 2018.

(4)	The quarter results include a gain on extinguishment of debt including related swap activity totaling $3.8 million for the three months ended March 31, 2018.

(5)
Associated primarily with the gains discussed in (2) above, amounts in net income attributable to noncontrolling interests are: $.5 million, $8.6 million and $1.9 million for the three months ended March 31, 2018, September 30, 2018 and December 31, 2018, respectively.

* * * * *

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
ITEM 9A. Controls and Procedures
Under the supervision and with the participation of our principal executive officer and principal financial officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of December 31, 2019. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2019.
There has been no change to our internal control over financial reporting during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
WRI’s management has responsibility for establishing and maintaining adequate internal control over financial reporting for WRI. Management, with the participation of WRI’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of WRI’s internal control over financial reporting as of December 31, 2019 based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on their evaluation of WRI’s internal control over financial reporting, WRI’s management along with the Chief Executive Officer and Chief Financial Officer believe that WRI’s internal control over financial reporting is effective as of December 31, 2019.
Deloitte & Touche LLP, WRI’s independent registered public accounting firm that audited the consolidated financial statements and financial statement schedules included in this Form 10-K, has issued an attestation report on the effectiveness of WRI’s internal control over financial reporting.
February 27, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Trust Managers of Weingarten Realty Investors
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Weingarten Realty Investors and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2019, of the Company and our report dated February 27, 2020, expressed an unqualified opinion on those financial statements and financial statement schedules.
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
February 27, 2020

ITEM 9B. Other Information
Not applicable.
PART III
ITEM 10. Trust Managers, Executive Officers and Corporate Governance
Information with respect to our trust managers and executive officers is incorporated herein by reference to the “Election of Trust Managers - Proposal One," “Compensation Discussion and Analysis - Overview” and “Share Ownership of Beneficial Owners and Management” sections of our definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 29, 2020.
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
ITEM 11. Executive Compensation
Information with respect to executive compensation is incorporated herein by reference to the “Compensation Discussion and Analysis,” “Trust Manager Compensation” including the "Trust Manager Compensation Table” section, “Compensation Committee Report” and “Summary Compensation Table” sections of our definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 29, 2020.
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The “Share Ownership of Beneficial Owners and Management” section of our definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 29, 2020 is incorporated herein by reference.

The following table summarizes the equity compensation plans under which our common shares of beneficial interest may be issued as of December 31, 2019:

Plan category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders	207,416	$23.84	952,877
Equity compensation plans not approved by shareholders	—	—	—
Total	207,416	$23.84	952,877
ITEM 13. Certain Relationships and Related Transactions, and Trust Manager Independence
The “Governance,” "Compensation Committee Interlocks and Insider Participation” and "Certain Transactions" sections of our definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 29, 2020 are incorporated herein by reference.
ITEM 14. Principal Accountant Fees and Services
The “Accounting Firm Fees” section within “Ratification of Independent Registered Public Accounting Firm - Proposal Two” of our definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 29, 2020 is incorporated herein by reference.
PART IV
ITEM 15. Exhibits and Financial Statement Schedules

(a)		Financial Statements and Financial Statement Schedules:
—
Weingarten Realty Investors 2019 financial statements and financial statement schedules, together with the reports of Deloitte & Touche LLP, are listed in the index immediately preceding the financial statements in Item 8, Financial Statements and Supplementary Data.

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

10.3†	—	Amended and Restated 2010 Long-Term Incentive Plan (filed as Exhibit 99.1 to WRI’s Form 8-K dated April 26, 2010 and incorporated herein by reference).
10.4†	—
First Amendment to the Amended and Restated 2010 Long-Term Incentive Plan of Weingarten Realty Investors (filed as Exhibit 4.3 to WRI's Registration Statement on Form S-8 dated July 31, 2018 (File No. 333-226448) and incorporated herein by reference).

10.5†	—
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

10.8†	—
Amendment No. 3 to the Weingarten Realty Investors Supplemental Executive Retirement Plan dated November 17, 2008 (filed as Exhibit 10.3 to WRI’s Form 8-K on December 4, 2008 and incorporated herein by reference).

10.9†	—
Amendment No. 4 to the Weingarten Realty Investors Supplemental Executive Retirement Plan dated May 6, 2010 (filed as Exhibit 10.58 to WRI’s Form 10-Q for the quarter ended March 31, 2010 and incorporated herein by reference).

10.10†	—
Amendment No. 5 to the Weingarten Realty Investors Supplemental Executive Retirement Plan dated August 10, 2012 (filed as Exhibit 10.2 to WRI's Form 10-Q for the quarter ended September 30, 2012 and incorporated herein by reference).

10.11†	—
Amendment No. 6 to the Weingarten Realty Investors Supplemental Executive Retirement Plan dated July 2, 2018 (filed as Exhibit 10.2 to WRI's Form 10-Q for the quarter ended September 30, 2018 and incorporated herein by reference).

10.12†	—	Master Nonqualified Plan Trust Agreement dated August 23, 2006 (filed as Exhibit 10.53 to WRI's Annual Report on Form 10-K for the year ended December 31, 2012 and incorporated herein by reference).
10.13†	—
First Amendment to the Master Nonqualified Plan Trust Agreement dated March 12, 2009 (filed as Exhibit 10.53 to WRI’s Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference).

10.14†	—
Second Amendment to the Master Nonqualified Plan Trust Agreement dated August 4, 2009 (filed as Exhibit 10.54 to WRI’s Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference).

10.15†	—
Third Amendment to the Master Nonqualified Plan Trust Agreement dated April 26, 2011 (filed as Exhibit 10.1 to WRI’s Form 10-Q for the quarter ended June 30, 2011 and incorporated herein by reference).

10.16†	—
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

10.18†	—
Restatement of the Weingarten Realty Investors Retirement Plan dated December 23, 2013 (filed as Exhibit 10.57 to WRI's Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference).

10.19†	—
First Amendment to Weingarten Realty Investors Retirement Plan dated December 16, 2014 (filed as Exhibit 10.59 to WRI's Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference).

10.20†	—
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

10.22†	—
Restatement of the Weingarten Realty Investors Retirement Benefit Restoration Plan dated August 4, 2006 (filed as Exhibit 10.37 to WRI’s Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference).

10.23†	—
Amendment No. 1 to the Weingarten Realty Investors Retirement Benefit Restoration Plan dated December 15, 2006 (filed as Exhibit 10.39 to WRI’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference).

10.24†	—
Amendment No. 2 to the Weingarten Realty Investors Retirement Benefit Restoration Plan dated November 9, 2007 (filed as Exhibit 10.43 to WRI’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference).

10.25†	—
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

10.27†	—
Amended and Restated Weingarten Realty Investors Deferred Compensation Plan effective April 1, 2016 (filed as Exhibit 10.2 to WRI's Form 10-Q for the quarter ended March 31, 2016 and incorporated herein by reference).

10.28†	—
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

10.31†	—	Amended and Restated Severance and Change in Control Agreement for Johnny Hendrix dated July 20, 2018 (filed as Exhibit 99.2 to WRI's Form 8-K on August 1, 2018 and incorporated herein by reference).
10.32†	—	Severance and Change in Control Agreement for Andrew M. Alexander dated February 21, 2019 (filed as Exhibit 99.1 to WRI's Form 8-K on February 25, 2019 and incorporated herein by reference).
10.33	—
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

10.34	—
Third Amended and Restated Credit Agreement dated December 11, 2019 among Weingarten Realty Investors, the Lenders Party Hereto and JPMorgan Chase Bank, N.A., as administrative agent, and Bank of America, N.A., as syndication agent, and U.S. Bank National Association, Wells Fargo Bank, National Association, PNC Bank, National Association, Regions Bank, The Bank of Nova Scotia and Truist Bank, as documentation agents (filed as Exhibit 10.1 to WRI's Form 8-K filed on December 12, 2019 and incorporated herein by reference).

10.35	—
Promissory Note with Reliance Trust Company, Trustee of the Trust under the Weingarten Realty Investors Deferred Compensation Plan, Supplemental Executive Retirement Plan and Retirement Benefit Restoration Plan dated March 12, 2009 (filed as Exhibit 10.57 to WRI’s Form 10-Q for the quarter ended March 31, 2009 and incorporated herein by reference).

10.36	—
First Amendment to Promissory Note with Reliance Trust Company, Trustee of the Master Nonqualified Plan Trust under Weingarten Realty Investors Supplemental Executive Retirement Plan and Weingarten Realty Investors Retirement Benefit Restoration Plan dated March 11, 2010 (filed as Exhibit 10.59 to WRI’s Form 10-Q for the quarter ended June 30, 2010 and incorporated herein by reference).

10.37	—
Second Amendment to Promissory Note with Reliance Trust Company, Trustee of the Master Nonqualified Plan Trust under the Weingarten Realty Investors Supplemental Executive Retirement Plan and Weingarten Realty Investors Retirement Benefit Restoration Plan dated March 11, 2011 (filed as Exhibit 10.58 to WRI’s Form 10-Q for the quarter ended March 31, 2011 and incorporated herein by reference).

10.38	—
Third Amendment to Promissory Note with Reliance Trust Company, Trustee of the Master Nonqualified Plan Trust under the Weingarten Realty Investors Supplemental Executive Retirement Plan and Weingarten Realty Investors Retirement Benefit Restoration Plan dated February 15, 2012 (filed as Exhibit 10.1 to WRI's Form 10-Q for the quarter ended March 31, 2012 and incorporated herein by reference).

10.39	—
Fourth Amendment to Promissory Note with Reliance Trust Company, Trustee of the Master Nonqualified Plan Trust under the Weingarten Realty Investors Supplemental Executive Retirement Plan and Weingarten Realty Investors Retirement Benefit Restoration Plan dated March 11, 2013 (filed as Exhibit 10.2 to WRI's Form 10-Q for the quarter ended March 31, 2013 and incorporated herein by reference).

10.40	—
Fifth Amendment to Promissory Note with Reliance Trust Company, Trustee of the Master Nonqualified Plan Trust under the Weingarten Realty Investors Supplemental Executive Retirement Plan and Weingarten Realty Investors Retirement Benefit Restoration Plan dated March 11, 2014 (filed as Exhibit 10.1 to WRI's Form 10-Q for the quarter ended March 31, 2014 and incorporated herein by reference).

10.41	—
Sixth Amendment to Promissory Note with Reliance Trust Company, Trustee of the Master Nonqualified Plan Trust under the Weingarten Realty Investors Supplemental Executive Retirement Plan and Weingarten Realty Investors Retirement Benefit Restoration Plan dated March 11, 2015 (filed as Exhibit 10.2 to WRI's Form 10-Q for the quarter ended March 31, 2015 and incorporated herein by reference).

10.42	—
Seventh Amendment to Promissory Note with Reliance Trust Company, Trustee of the Master Nonqualified Plan Trust under the Weingarten Realty Investors Supplemental Executive Retirement Plan and Retirement Benefit Restoration Plan, dated March 8, 2016 (filed as Exhibit 10.50 to WRI's Annual Report on Form 10-K for the year ended December 31, 2016 and incorporated herein by reference).

10.43	—
Eighth Amendment to Promissory Note with Reliance Trust Company, Trustee of the Master Nonqualified Plan Trust under the Weingarten Realty Investors Supplemental Executive Retirement Plan and Retirement Benefit Restoration Plan, dated March 11, 2017 (filed as Exhibit 10.52 to WRI's Annual Report on Form 10-K for the year ended December 31, 2017 and incorporated herein by reference).

10.44	—
Ninth Amendment to Promissory Note with Reliance Trust Company, Trustee of the Master Nonqualified Plan Trust under the Weingarten Realty Investors Supplemental Executive Retirement Plan and Retirement Benefit Restoration Plan, dated March 11, 2018 (filed as Exhibit 10.1 to WRI's Form 10-Q for the quarter ended March 31, 2018 and incorporated herein by reference).

10.45	—
Tenth Amendment to Promissory Note with Reliance Trust Company, Trustee of the Master Nonqualified Plan Trust under the Weingarten Realty Investors Supplemental Executive Retirement Plan and Retirement Benefit Restoration Plan, dated March 11, 2019 (filed as Exhibit 10.1 to WRI's Form 10-Q for the quarter ended March 31, 2019 and incorporated herein by reference).

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
Date: February 27, 2020
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

Pursuant to the requirement of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

	Signature	Title	Date

By:	/s/ Andrew M. Alexander	Chairman/President/Chief Executive Officer and Trust Manager (Principal Executive Officer)	February 27, 2020
Andrew M. Alexander

By:	/s/ Stanford J. Alexander	Chairman Emeritus and Trust Manager	February 27, 2020
Stanford J. Alexander

By:	/s/ Shelaghmichael C. Brown	Trust Manager	February 27, 2020
Shelaghmichael C. Brown

By:	/s/ Stephen A. Lasher	Trust Manager	February 27, 2020
Stephen A. Lasher

By:	/s/ Stephen C. Richter	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2020
Stephen C. Richter

By:	/s/ Thomas L. Ryan	Trust Manager	February 27, 2020
Thomas L. Ryan

By:	/s/ Douglas W. Schnitzer	Trust Manager	February 27, 2020
Douglas W. Schnitzer

By:	/s/ Joe D. Shafer	Senior Vice President/Chief Accounting Officer (Principal Accounting Officer)	February 27, 2020
Joe D. Shafer

By:	/s/ C. Park Shaper	Trust Manager	February 27, 2020
C. Park Shaper

By:	/s/ Marc J. Shapiro	Trust Manager	February 27, 2020
Marc J. Shapiro

Schedule II
WEINGARTEN REALTY INVESTORS
VALUATION AND QUALIFYING ACCOUNTS
December 31, 2019, 2018, and 2017
(Amounts in thousands)

Description	Balance at beginning of period	Charged to costs and expenses	Deductions (1)	Balance at end of period
2019
Tax Valuation Allowance	$12,787	$—	$7,038	$5,749
2018
Allowance for Doubtful Accounts (2)	$7,516	$2,361	$3,022	$6,855
Tax Valuation Allowance	15,587	—	2,800	12,787
2017
Allowance for Doubtful Accounts	$6,700	$4,255	$3,439	$7,516
Tax Valuation Allowance	25,979	—	10,392	15,587
___________________

(1)
The tax valuation allowance deductions for the year ended 2017 represents the effect of the change in the statutory tax rate as a result of the enactment of the Tax Act on December 22, 2017. For other periods presented, deductions included write-offs of amounts previously reserved.

(2)
With the implementation of ASU No. 2016-02 as of January 1, 2019 (see Note 2), the current guidance clarified that uncollectible lease payments were to be recognized as a reduction in revenues and were not considered an allowance. With this implementation, the Allowance for Doubtful Accounts was re-characterized to be appropriately reflected as reductions in Revenues for uncollectible amounts.

Schedule III

WEINGARTEN REALTY INVESTORS
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2019
(Amounts in thousands)

	Initial Cost to Company			Gross Amounts Carried at Close of Period
Description	Land	Building and Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total (1)	Accumulated Depreciation	Total Costs, Net of Accumulated Depreciation	Encumbrances (2)	Date of Acquisition / Construction
Centers:
10-Federal Shopping Center	$1,791	$7,470	$1,417	$1,791	$8,887	$10,678	$(7,694)	$2,984	$(6,191)	03/20/2008
580 Market Place	3,892	15,570	4,136	3,889	19,709	23,598	(9,794)	13,804	—	04/02/2001
8000 Sunset Strip Shopping Center	18,320	73,431	8,776	18,320	82,207	100,527	(19,366)	81,161	—	06/27/2012
Alabama Shepherd Shopping Center	637	2,026	8,401	1,062	10,002	11,064	(6,158)	4,906	—	04/30/2004
Argyle Village Shopping Center	4,524	18,103	4,813	4,526	22,914	27,440	(10,688)	16,752	—	11/30/2001
Avent Ferry Shopping Center	1,952	7,814	1,494	1,952	9,308	11,260	(4,371)	6,889	—	04/04/2002
Baybrook Gateway	10,623	30,307	5,283	10,623	35,590	46,213	(6,412)	39,801	—	02/04/2015
Bellaire Blvd. Shopping Center	124	37	936	1,011	86	1,097	(49)	1,048	—	11/13/2008
Blalock Market at I-10	—	4,730	2,097	—	6,827	6,827	(5,688)	1,139	—	12/31/1990
Boca Lyons Plaza	3,676	14,706	6,277	3,651	21,008	24,659	(9,367)	15,292	—	08/17/2001
Broadway Marketplace	898	3,637	2,234	906	5,863	6,769	(3,964)	2,805	—	12/16/1993
Brownsville Commons	1,333	5,536	618	1,333	6,154	7,487	(2,196)	5,291	—	05/22/2006
Bull City Market	930	6,651	1,001	930	7,652	8,582	(2,910)	5,672	—	06/10/2005
Cambrian Park Plaza	48,803	1,089	189	48,851	1,230	50,081	(1,001)	49,080	—	02/27/2015
Camelback Miller Plaza	9,176	26,898	154	9,176	27,052	36,228	(430)	35,798	—	06/27/2019
Camelback Village Square	—	8,720	1,511	—	10,231	10,231	(6,497)	3,734	—	09/30/1994
Camp Creek Marketplace II	6,169	32,036	4,946	4,697	38,454	43,151	(12,393)	30,758	—	08/22/2006
Capital Square	1,852	7,406	2,272	1,852	9,678	11,530	(4,694)	6,836	—	04/04/2002
Centerwood Plaza	915	3,659	3,697	914	7,357	8,271	(3,698)	4,573	—	04/02/2001
Charleston Commons Shopping Center	23,230	36,877	3,791	23,210	40,688	63,898	(14,411)	49,487	—	12/20/2006
Chino Hills Marketplace	7,218	28,872	13,424	7,234	42,280	49,514	(23,453)	26,061	—	08/20/2002
Citadel Building	3,236	6,168	9,067	534	17,937	18,471	(15,349)	3,122	—	12/30/1975
College Park Shopping Center	2,201	8,845	8,000	2,641	16,405	19,046	(12,481)	6,565	(11,425)	11/16/1998
Colonial Plaza	10,806	43,234	16,507	10,813	59,734	70,547	(33,169)	37,378	—	02/21/2001
Countryside Centre	15,523	29,818	10,717	15,559	40,499	56,058	(16,712)	39,346	—	07/06/2007
Covington Esplanade	10,571	18,509	—	10,571	18,509	29,080	(79)	29,001	—	11/18/2019
Crossing At Stonegate	6,400	23,384	356	6,400	23,740	30,140	(2,797)	27,343	(13,614)	02/12/2016

Schedule III

	Initial Cost to Company			Gross Amounts Carried at Close of Period
Description	Land	Building and Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total (1)	Accumulated Depreciation	Total Costs, Net of Accumulated Depreciation	Encumbrances (2)	Date of Acquisition / Construction
Deerfield Mall	$10,522	$94,321	$7,445	$27,806	$84,482	$112,288	$(10,259)	$102,029	$—	05/05/2016
Desert Village Shopping Center	3,362	14,969	2,488	3,362	17,457	20,819	(4,763)	16,056	—	10/28/2010
Edgewater Marketplace	4,821	11,225	835	4,821	12,060	16,881	(3,429)	13,452	—	11/19/2010
El Camino Promenade	4,431	20,557	5,020	4,429	25,579	30,008	(11,272)	18,736	—	05/21/2004
Embassy Lakes Shopping Center	2,803	11,268	2,515	2,803	13,783	16,586	(6,018)	10,568	—	12/18/2002
Entrada de Oro Plaza Shopping Center	6,041	10,511	2,120	6,115	12,557	18,672	(5,020)	13,652	—	01/22/2007
Epic Village St. Augustine	283	1,171	3,702	320	4,836	5,156	(3,780)	1,376	—	09/30/2009
Falls Pointe Shopping Center	3,535	14,289	1,649	3,542	15,931	19,473	(6,840)	12,633	—	12/17/2002
Festival on Jefferson Court	5,041	13,983	4,048	5,022	18,050	23,072	(8,235)	14,837	—	12/22/2004
Fiesta Trails	8,825	32,790	14,342	11,267	44,690	55,957	(16,895)	39,062	—	09/30/2003
Fountain Plaza	1,319	5,276	2,591	1,095	8,091	9,186	(5,065)	4,121	—	03/10/1994
Francisco Center	1,999	7,997	4,963	2,403	12,556	14,959	(8,958)	6,001	(10,379)	11/16/1998
Freedom Centre	2,929	15,302	6,009	6,944	17,296	24,240	(7,815)	16,425	—	06/23/2006
Galleria Shopping Center	10,795	10,339	9,490	10,504	20,120	30,624	(6,594)	24,030	—	12/11/2006
Galveston Place	2,713	5,522	6,242	3,279	11,198	14,477	(9,031)	5,446	—	11/30/1983
Gateway Plaza	4,812	19,249	5,611	4,808	24,864	29,672	(12,503)	17,169	(23,000)	04/02/2001
Grayson Commons	3,180	9,023	619	3,163	9,659	12,822	(3,739)	9,083	(3,858)	11/09/2004
Greenhouse Marketplace	4,607	22,771	4,581	4,750	27,209	31,959	(11,954)	20,005	—	01/28/2004
Griggs Road Shopping Center	257	2,303	678	257	2,981	3,238	(1,966)	1,272	—	03/20/2008
Harrisburg Plaza	1,278	3,924	1,424	1,278	5,348	6,626	(4,399)	2,227	(9,496)	03/20/2008
HEB - Dairy Ashford & Memorial	1,717	4,234	—	1,717	4,234	5,951	(1,474)	4,477	—	03/06/2012
Heights Plaza Shopping Center	58	699	2,613	1,055	2,315	3,370	(1,816)	1,554	—	06/30/1995
High House Crossing	2,576	10,305	656	2,576	10,961	13,537	(5,067)	8,470	—	04/04/2002
Highland Square	—	—	1,970	—	1,970	1,970	(708)	1,262	—	10/06/1959
Hilltop Village Center	3,196	7,234	53,978	3,960	60,448	64,408	(23,748)	40,660	—	01/01/2016
Hope Valley Commons	2,439	8,487	541	2,439	9,028	11,467	(2,403)	9,064	—	08/31/2010
I45/Telephone Rd.	678	11,182	535	678	11,717	12,395	(7,123)	5,272	(11,461)	03/20/2008
Independence Plaza I & II	19,351	31,627	2,538	19,351	34,165	53,516	(10,347)	43,169	(12,921)	06/11/2013
Lakeside Marketplace	6,064	22,989	3,806	6,150	26,709	32,859	(10,246)	22,613	—	08/22/2006
Largo Mall	10,817	40,906	8,715	10,810	49,628	60,438	(21,000)	39,438	—	03/01/2004
League City Plaza	1,918	7,592	3,229	2,261	10,478	12,739	(5,905)	6,834	—	03/20/2008
Leesville Towne Centre	7,183	17,162	1,927	7,223	19,049	26,272	(7,972)	18,300	—	01/30/2004
Lowry Town Center	1,889	23,165	617	1,889	23,782	25,671	(2,272)	23,399	—	09/14/2016

Schedule III

	Initial Cost to Company			Gross Amounts Carried at Close of Period
Description	Land	Building and Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total (1)	Accumulated Depreciation	Total Costs, Net of Accumulated Depreciation	Encumbrances (2)	Date of Acquisition / Construction
Madera Village Shopping Center	$3,788	$13,507	$1,590	$3,816	$15,069	$18,885	$(5,540)	$13,345	$—	03/13/2007
Madison Village Marketplace	3,157	13,123	115	3,158	13,237	16,395	(311)	16,084	—	03/28/2019
Market at Westchase Shopping Center	1,199	5,821	4,241	1,415	9,846	11,261	(6,815)	4,446	—	02/15/1991
Mendenhall Commons	2,655	9,165	1,092	2,677	10,235	12,912	(3,949)	8,963	—	11/13/2008
Monte Vista Village Center	1,485	58	5,817	755	6,605	7,360	(4,369)	2,991	—	12/31/2004
Mueller Regional Retail Center	10,382	56,303	1,578	10,382	57,881	68,263	(16,169)	52,094	—	10/03/2013
North Creek Plaza	6,915	25,625	7,792	7,617	32,715	40,332	(14,100)	26,232	—	08/19/2004
North Towne Plaza	960	3,928	9,644	879	13,653	14,532	(9,616)	4,916	—	02/15/1990
North Towne Plaza	6,646	99	(5,553)	259	933	1,192	(682)	510	—	04/01/2010
Northwoods Shopping Center	1,768	7,071	758	1,772	7,825	9,597	(3,685)	5,912	—	04/04/2002
Oak Forest Shopping Center	760	2,726	7,290	1,358	9,418	10,776	(6,814)	3,962	—	12/30/1976
Oracle Wetmore Shopping Center	24,686	26,878	8,494	13,813	46,245	60,058	(16,548)	43,510	—	01/22/2007
Overton Park Plaza	9,266	37,789	16,513	9,264	54,304	63,568	(24,977)	38,591	—	10/24/2003
Parliament Square II	2	10	1,183	3	1,192	1,195	(1,105)	90	—	06/24/2005
Perimeter Village	29,701	42,337	5,202	34,404	42,836	77,240	(16,708)	60,532	(29,616)	07/03/2007
Phillips Crossing	—	1	28,515	872	27,644	28,516	(15,768)	12,748	—	09/30/2009
Phoenix Office Building	1,696	3,255	1,700	1,773	4,878	6,651	(2,260)	4,391	—	01/31/2007
Pike Center	—	40,537	3,314	—	43,851	43,851	(14,558)	29,293	—	08/14/2012
Plantation Centre	3,463	14,821	2,409	3,471	17,222	20,693	(7,125)	13,568	—	08/19/2004
Pueblo Anozira Shopping Center	2,750	11,000	5,764	2,768	16,746	19,514	(10,975)	8,539	(13,581)	06/16/1994
Raintree Ranch Center	11,442	595	18,021	10,983	19,075	30,058	(12,403)	17,655	—	03/31/2008
Rancho San Marcos Village	3,533	14,138	6,141	3,887	19,925	23,812	(8,918)	14,894	—	02/26/2003
Rancho Towne and Country	1,161	4,647	773	1,166	5,415	6,581	(3,474)	3,107	—	10/16/1995
Randalls Center/Kings Crossing	3,570	8,147	761	3,585	8,893	12,478	(6,033)	6,445	—	11/13/2008
Red Mountain Gateway	2,166	89	13,012	3,317	11,950	15,267	(5,810)	9,457	—	12/31/2003
Richmond Square	1,993	953	12,996	14,037	1,905	15,942	(1,382)	14,560	—	12/31/1996
Ridgeway Trace	26,629	544	26,306	16,100	37,379	53,479	(18,013)	35,466	—	11/09/2006
River Oaks Shopping Center - East	1,354	1,946	392	1,363	2,329	3,692	(2,044)	1,648	—	12/04/1992
River Oaks Shopping Center - West	3,320	17,741	35,242	3,993	52,310	56,303	(29,007)	27,296	—	12/04/1992
River Point at Sheridan	28,898	4,042	26,705	11,819	47,826	59,645	(15,461)	44,184	—	04/01/2010
Roswell Corners	6,136	21,447	6,903	7,103	27,383	34,486	(10,300)	24,186	—	06/24/2004
Roswell Crossing Shopping Center	7,625	18,573	1,480	7,625	20,053	27,678	(6,862)	20,816	—	07/18/2012

Schedule III

	Initial Cost to Company			Gross Amounts Carried at Close of Period
Description	Land	Building and Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total (1)	Accumulated Depreciation	Total Costs, Net of Accumulated Depreciation	Encumbrances (2)	Date of Acquisition / Construction
San Marcos Plaza	$1,360	$5,439	$1,394	$1,358	$6,835	$8,193	$(3,110)	$5,083	$—	04/02/2001
Scottsdale Horizon	—	3,241	39,756	12,914	30,083	42,997	(7,405)	35,592	—	01/22/2007
Scottsdale Waterfront	10,281	40,374	1,848	21,586	30,917	52,503	(2,957)	49,546	—	08/17/2016
Sea Ranch Centre	11,977	4,219	2,356	11,977	6,575	18,552	(2,154)	16,398	—	03/06/2013
Shoppes at Bears Path	3,252	5,503	1,797	3,290	7,262	10,552	(2,931)	7,621	—	03/13/2007
Shoppes at Memorial Villages	1,417	4,786	13,153	3,332	16,024	19,356	(9,438)	9,918	—	01/11/2012
Shoppes of South Semoran	5,339	9,785	(1,315)	5,672	8,137	13,809	(2,950)	10,859	—	08/31/2007
Shops at Kirby Drive	1,201	945	272	1,202	1,216	2,418	(540)	1,878	—	05/27/2008
Shops at Three Corners	6,215	9,303	11,448	10,587	16,379	26,966	(11,868)	15,098	—	12/31/1989
Silver Creek Plaza	3,231	12,924	9,876	3,228	22,803	26,031	(8,624)	17,407	—	04/02/2001
Six Forks Shopping Center	6,678	26,759	6,668	6,728	33,377	40,105	(16,531)	23,574	—	04/04/2002
Southampton Center	4,337	17,349	3,353	4,333	20,706	25,039	(10,656)	14,383	(19,750)	04/02/2001
Southgate Shopping Center	232	8,389	777	231	9,167	9,398	(6,227)	3,171	(6,353)	03/20/2008
Squaw Peak Plaza	816	3,266	3,563	818	6,827	7,645	(4,389)	3,256	—	12/20/1994
Stevens Creek Central	41,812	45,997	—	41,812	45,997	87,809	(169)	87,640	—	11/08/2019
Stonehenge Market	4,740	19,001	2,877	4,740	21,878	26,618	(10,528)	16,090	—	04/04/2002
Stony Point Plaza	3,489	13,957	11,401	3,453	25,394	28,847	(13,411)	15,436	—	04/02/2001
Sunset 19 Shopping Center	5,519	22,076	25,410	5,899	47,106	53,005	(13,421)	39,584	—	10/29/2001
The Centre at Post Oak	13,731	115	25,591	17,822	21,615	39,437	(14,868)	24,569	—	12/31/1996
The Commons at Dexter Lake	4,946	18,948	4,064	4,988	22,970	27,958	(10,210)	17,748	—	11/13/2008
The Palms at Town & Country	56,833	195,203	8,181	79,673	180,544	260,217	(20,529)	239,688	—	07/27/2016
The Shops at Hilshire Village	12,929	20,666	—	12,929	20,666	33,595	(141)	33,454	—	10/24/2019
The Westside Center	14,952	10,350	558	14,952	10,908	25,860	(1,282)	24,578	—	12/22/2015
The Whittaker	5,237	19,395	3,386	5,315	22,703	28,018	(1,318)	26,700	—	01/01/2019
Thompson Bridge Commons	604	—	625	513	716	1,229	(165)	1,064	—	04/26/2005
Thousand Oaks Shopping Center	2,973	13,142	1,190	2,973	14,332	17,305	(6,364)	10,941	(11,595)	03/20/2008
TJ Maxx Plaza	3,400	19,283	4,268	3,430	23,521	26,951	(9,756)	17,195	—	03/01/2004
Tomball Marketplace	9,616	262	26,559	6,726	29,711	36,437	(15,395)	21,042	—	04/12/2006
Trenton Crossing/North McAllen	9,855	29,133	2,803	9,855	31,936	41,791	(4,255)	37,536	—	08/31/2015
Valley Shopping Center	4,293	13,736	5,298	8,910	14,417	23,327	(4,258)	19,069	—	04/07/2006
Vizcaya Square Shopping Center	3,044	12,226	2,631	3,044	14,857	17,901	(6,660)	11,241	—	12/18/2002
Wellington Green Commons & Pad	16,500	32,489	3,179	16,500	35,668	52,168	(4,773)	47,395	(17,338)	04/20/2015

Schedule III

	Initial Cost to Company			Gross Amounts Carried at Close of Period
Description	Land	Building and Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total (1)	Accumulated Depreciation	Total Costs, Net of Accumulated Depreciation	Encumbrances (2)	Date of Acquisition / Construction
West Jordan Town Center	$4,306	$17,776	$1,082	$3,269	$19,895	$23,164	$(8,158)	$15,006	$—	12/19/2003
Westchase Shopping Center	3,085	7,920	13,611	3,189	21,427	24,616	(14,532)	10,084	(15,527)	08/29/1978
Westhill Village Shopping Center	408	3,002	6,679	437	9,652	10,089	(6,206)	3,883	—	05/01/1958
Westminster Center	11,215	44,871	10,117	11,204	54,999	66,203	(27,707)	38,496	(47,250)	04/02/2001
Winter Park Corners	2,159	8,636	13,490	2,257	22,028	24,285	(5,667)	18,618	—	09/06/2001
	837,327	2,105,287	813,747	897,103	2,859,258	3,756,361	(1,075,771)	2,680,590	(263,355)
New Development/Redevelopment:
West Alex	39,029	2,669	135,828	45,637	131,889	177,526	—	177,526	—	11/01/2016
The Driscoll at River Oaks	214	—	70,096	790	69,520	70,310	—	70,310	—	12/04/1992
	39,243	2,669	205,924	46,427	201,409	247,836	—	247,836	—
Miscellaneous (not to exceed 5% of total)	80,374	3,096	57,582	61,734	79,318	141,052	(34,904)	106,148	—
Total of Portfolio	$956,944	$2,111,052	$1,077,253	$1,005,264	$3,139,985	$4,145,249	$(1,110,675)	$3,034,574	$(263,355)
___________________

(1)	The book value of our net real estate assets is in excess of tax basis by approximately $286.2 million at December 31, 2019.

(2)
Encumbrances do not include $17.4 million outstanding under fixed-rate mortgage debt associated with a tenancy-in-common arrangement, $1.5 million of non-cash debt related items and $(.7) million of deferred debt costs.

Depreciation is computed using the straight-line method, generally over estimated useful lives of 18-40 years for buildings and 10-20 years for parking lot surfacing and equipment. Tenant and leasehold improvements are depreciated over the remaining life of the lease or the useful life whichever is shorter.
The changes in total cost of the properties were as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Balance at beginning of year	$4,105,068	$4,498,859	$4,789,145
Additions at cost	389,858	164,150	137,462
Retirements or sales	(349,603)	(547,821)	(334,105)
Property held for sale	—	—	(78,721)
Impairment loss	(74)	(10,120)	(14,922)
Balance at end of year	$4,145,249	$4,105,068	$4,498,859

Schedule III

The changes in accumulated depreciation were as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Balance at beginning of year	$1,108,188	$1,166,126	$1,184,546
Additions at cost	109,825	118,664	132,900
Retirements or sales	(107,338)	(176,602)	(127,391)
Property held for sale	—	—	(23,929)
Balance at end of year	$1,110,675	$1,108,188	$1,166,126

Schedule IV
WEINGARTEN REALTY INVESTORS
MORTGAGE LOANS ON REAL ESTATE
DECEMBER 31, 2019
(Amounts in thousands)

	State	Interest Rate	Final Maturity Date	Periodic Payment Terms	Face Amount of Mortgages	Carrying Amount of Mortgages (1)
Shopping Centers:
First Mortgages:
College Park Realty Company	NV	7.00%	10/31/2053	At Maturity	$3,410	$3,410
Total Mortgage Loans on Real Estate					$3,410	$3,410
___________________

(1)
The aggregate cost at December 31, 2019 for federal income tax purposes is $3.4 million, and there are no prior liens to be disclosed. As this is an interest only mortgage loan, there have been no changes in its carrying amount for each year ended December 31, 2019, 2018 and 2017.