Form 10-Q
period 2020-03-31
WEINGARTEN REALTY INVESTORS /TX/
filed 2020-05-11
CIK 828916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer	⌧	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes☐No☒

As of May 5, 2020, there were 128,103,208 common shares of beneficial interest of Weingarten Realty Investors, $.03 par value, outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1. Financial Statements

WEINGARTEN REALTY INVESTORS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2020	2019
Revenues:
Rentals, net	$108,050	$119,826
Other	3,302	3,312
Total Revenues	111,352	123,138
Operating Expenses:
Depreciation and amortization	36,656	33,972
Operating	23,160	24,248
Real estate taxes, net	15,008	16,131
Impairment loss	44	74
General and administrative	2,307	9,581
Total Operating Expenses	77,175	84,006
Other Income (Expense):
Interest expense, net	(14,602)	(15,289)
Interest and other (expense) income, net	(5,828)	4,384
Gain on sale of property	13,576	17,787
Total Other (Expense) Income	(6,854)	6,882
Income Before Income Taxes and Equity in Earnings of Real Estate Joint Ventures and Partnerships	27,323	46,014
Provision for Income Taxes	(172)	(177)
Equity in Earnings of Real Estate Joint Ventures and Partnerships, net	27,097	5,417
Net Income	54,248	51,254
Less: Net Income Attributable to Noncontrolling Interests	(1,626)	(1,588)
Net Income Attributable to Common Shareholders	$52,622	$49,666
Earnings Per Common Share - Basic:
Net income attributable to common shareholders	$0.41	$0.39
Earnings Per Common Share - Diluted:
Net income attributable to common shareholders	$0.41	$0.39

See Notes to Condensed Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2020	2019
Net Income	$54,248	$51,254
Other Comprehensive Income (Loss):
Reclassification adjustment of derivatives and designated hedges into net income	(221)	(219)
Retirement liability adjustment	297	288
Total	76	69
Comprehensive Income	54,324	51,323
Comprehensive Income Attributable to Noncontrolling Interests	(1,626)	(1,588)
Comprehensive Income Adjusted for Noncontrolling Interests	$52,698	$49,735

See Notes to Condensed Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)

	March 31,	December 31,
	2020	2019
ASSETS
Property	$4,205,978	$4,145,249
Accumulated Depreciation	(1,130,846)	(1,110,675)
Property, net *	3,075,132	3,034,574
Investment in Real Estate Joint Ventures and Partnerships, net	401,641	427,947
Total	3,476,773	3,462,521

Unamortized Lease Costs, net	151,844	148,479

Accrued Rent, Accrued Contract Receivables and Accounts Receivable (net of allowance for doubtful accounts of $8,132 in 2020) *	61,407	83,639
Cash and Cash Equivalents *	484,697	41,481
Restricted Deposits and Escrows	30,804	13,810
Other, net	179,263	188,004
Total Assets	$4,384,788	$3,937,934

LIABILITIES AND EQUITY
Debt, net *	$2,229,193	$1,732,338
Accounts Payable and Accrued Expenses	84,212	111,666
Other, net	205,138	217,770
Total Liabilities	2,518,543	2,061,774

Commitments and Contingencies (see Note 12)	—	—

Equity:
Shareholders' Equity:
Common Shares of Beneficial Interest - par value, $.03 per share; shares authorized: 275,000; shares issued and outstanding:128,103 in 2020 and 128,702 in 2019	3,890	3,905
Additional Paid-In Capital	1,767,559	1,779,986
Net Income Less Than Accumulated Dividends	(73,317)	(74,293)
Accumulated Other Comprehensive Loss	(11,207)	(11,283)
Total Shareholders' Equity	1,686,925	1,698,315
Noncontrolling Interests	179,320	177,845
Total Equity	1,866,245	1,876,160
Total Liabilities and Equity	$4,384,788	$3,937,934

* Consolidated variable interest entities' assets and debt included in the above balances (see Note 13):
Property, net	$196,555	$196,636
Accrued Rent, Accrued Contract Receivables and Accounts Receivable, net	7,903	10,548
Cash and Cash Equivalents	7,934	8,135
Debt, net	44,792	44,993

See Notes to Condensed Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2020	2019
Cash Flows from Operating Activities:
Net Income	$54,248	$51,254
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,656	33,972
Amortization of debt deferred costs and intangibles, net	709	820
Non-cash lease expense	324	299
Impairment loss	44	74
Equity in earnings of real estate joint ventures and partnerships, net	(27,097)	(5,417)
Gain on sale of property	(13,576)	(17,787)
Distributions of income from real estate joint ventures and partnerships	14,962	3,384
Changes in accrued rent, accrued contract receivables and accounts receivable, net	16,377	20,002
Changes in unamortized lease costs and other assets, net	6,296	(2,736)
Changes in accounts payable, accrued expenses and other liabilities, net	(31,551)	(28,742)
Other, net	6,629	1,257
Net cash provided by operating activities	64,021	56,380
Cash Flows from Investing Activities:
Acquisition of real estate and land, net	(25,506)	(19,699)
Development and capital improvements	(44,404)	(48,476)
Proceeds from sale of property and real estate equity investments, net	45,053	65,543
Real estate joint ventures and partnerships - Investments	(3,176)	(9,094)
Real estate joint ventures and partnerships - Distribution of capital	16,433	554
Proceeds from investments	—	8,375
Other, net	(161)	1,363
Net cash used in investing activities	(11,761)	(1,434)
Cash Flows from Financing Activities:
Principal payments of debt	(18,749)	(1,576)
Changes in unsecured credit facilities	497,000	(5,000)
Proceeds from issuance of common shares of beneficial interest, net	167	727
Repurchase of common shares of beneficial interest, net	(18,219)	—
Common share dividends paid	(50,935)	(50,816)
Debt issuance and extinguishment costs paid	(2)	(147)
Distributions to noncontrolling interests	(1,301)	(1,572)
Contributions from noncontrolling interests	1,150	326
Other, net	(1,161)	(1,321)
Net cash provided by (used in) financing activities	407,950	(59,379)
Net increase in cash, cash equivalents and restricted cash equivalents	460,210	(4,433)
Cash, cash equivalents and restricted cash equivalents at January 1	55,291	76,137
Cash, cash equivalents and restricted cash equivalents at March 31	$515,501	$71,704
Supplemental disclosure of cash flow information:
Cash paid for interest (net of amount capitalized of $2,663 and $2,921, respectively)	$17,474	$18,151
Cash paid for amounts included in operating lease liabilities	$1,096	$1,015

See Notes to Condensed Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands, except per share amounts)

	Common		Net Income	Accumulated
	Shares of	Additional	Less Than	Other
	Beneficial	Paid-In	Accumulated	Comprehensive	Noncontrolling
	Interest	Capital	Dividends	Loss	Interests	Total
Balance, January 1, 2020	$3,905	$1,779,986	$(74,293)	$(11,283)	$177,845	$1,876,160
Net income			52,622		1,626	54,248
Shares repurchased and cancelled	(25)	(18,194)				(18,219)
Shares issued under benefit plans, net	10	5,767				5,777
Cumulative effect adjustment of accounting standards			(711)			(711)
Dividends paid – common shares ($.395 per share)			(50,935)			(50,935)
Distributions to noncontrolling interests					(1,301)	(1,301)
Contributions from noncontrolling interests					1,150	1,150
Other comprehensive income				76		76
Balance, March 31, 2020	$3,890	$1,767,559	$(73,317)	$(11,207)	$179,320	$1,866,245

	Common		Net Income	Accumulated
	Shares of	Additional	Less Than	Other
	Beneficial	Paid-In	Accumulated	Comprehensive	Noncontrolling
	Interest	Capital	Dividends	Loss	Interests	Total
Balance, January 1, 2019	$3,893	$1,766,993	$(186,431)	$(10,549)	$176,793	$1,750,699
Net income			49,666		1,588	51,254
Shares issued under benefit plans, net	10	8,141				8,151
Dividends paid – common shares ($.395 per share)			(50,816)			(50,816)
Distributions to noncontrolling interests					(1,572)	(1,572)
Contributions from noncontrolling interests					326	326
Other comprehensive income				69		69
Other, net		1,955			368	2,323
Balance, March 31, 2019	$3,903	$1,777,089	$(187,581)	$(10,480)	$177,503	$1,760,434

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

We operate a portfolio of neighborhood and community shopping centers, totaling approximately 31.5 million square feet of gross leasable area that is either owned by us or others. We have a diversified tenant base, with our largest tenant comprising only 2.6% of base minimum rental revenues during the first three months of 2020. Total revenues generated by our centers located in Houston and its surrounding areas was 19.6% of total revenue for the three months ended March 31, 2020, and an additional 9.4% of total revenue was generated during this period from centers that are located in other parts of Texas. Also, in Florida and California, an additional 21.3% and 17.2%, respectively, of total revenue was generated during the first three months of 2020.

Currently, the novel coronavirus disease (“COVID-19”) pandemic has created risks and uncertainties surrounding our operations and geographic concentrations. The pandemic has resulted in the closure of non-essential businesses, consumer/employee stay-at-home provisions and contributed to the recent historic reduction in energy prices. Given this rapidly evolving situation, the full magnitude of these matters and their ultimate effect are uncertain at this time.

Basis of Presentation

Our condensed consolidated financial statements include the accounts of our subsidiaries, certain partially owned real estate joint ventures or partnerships and variable interest entities (“VIEs”) which meet the guidelines for consolidation. All intercompany balances and transactions have been eliminated.

The condensed consolidated financial statements included in this report are unaudited; however, amounts presented in the condensed consolidated balance sheet as of December 31, 2019 are derived from our audited financial statements at that date. In our opinion, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year.

The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q and certain information included in our annual financial statements and notes thereto has been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and related notes for the year ended December 31, 2019.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Such statements require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. We have evaluated subsequent events for recognition or disclosure in our condensed consolidated financial statements (see Note 15).

Leases

In April 2020, the Financial Accounting Standards Board ("FASB") published a Staff Q&A regarding Accounting for Lease Concessions Related to the Effects of the COVID-19 pandemic. As the pandemic is expected to result in numerous tenant rent and lease concessions, the intent of the publication was to provide relief to lessors in assessing whether a lease modification exists. The FASB publication provides for an election to account for lease concessions, directly related to the effects of the COVID-19 pandemic, consistent with how those concessions would be accounted for as though enforceable rights and obligations for those concessions existed in the original contract. Accordingly, an entity would not have to analyze each contract to determine whether those rights exist in the contract and can elect to apply or not apply lease modification guidance to those contracts. This election is available for COVID-19 related concessions that do not result in a substantial increase in the rights of the lessor or the obligations of the lessee and the total payments required by the modified lease are substantially the same as or less than total payments required by the original lease. We currently anticipate electing as of April 1, 2020, the effective date, to not apply lease modification guidance to those contracts. As of March 31, 2020, no lease concessions or rent forgiveness were granted to tenants related to the COVID-19 pandemic although numerous discussions with tenants were in progress.

Accrued Rent, Accrued Contract Receivables and Accounts Receivable, net

Receivables are relatively short-term in nature with terms due in less than one year. Receivables include rental revenue, amounts billed and currently due from customer contracts and receivables attributable to straight-line rental commitments. Accrued contract receivables includes amounts due from customers for contracts that do not qualify as a lease in which we earned the right to the consideration through the satisfaction of the performance obligation, but before the customer pays consideration or before payment is due. Individual leases are assessed for collectability and upon the determination that the collection of rents is not probable, accrued rent and accounts receivables are reduced as an adjustment to rental revenues. Revenue from leases where collection is deemed to be less than probable is recorded on a cash basis until collectability is determined to be probable. Further, we assess whether operating lease receivables, at a portfolio level, are appropriately valued based upon an analysis of balances outstanding, historical bad debt levels and current economic trends. An allowance for the uncollectible portion of the portfolio is recorded as an adjustment to rental revenues. Additionally, estimates of the expected recovery of pre-petition and post-petition claims with respect to tenants in bankruptcy are considered in assessing the collectability of the related receivables. Management’s estimate of the collectability of accrued rents and accounts receivable is based on the best information available to management at the time of evaluation.

At March 31, 2020, the overall impact attributable to the COVID-19 pandemic was a $9.0 million adjustment associated with potentially uncollectible revenues and disputed amounts, which includes $7.0 million for straight-line rent receivables. The duration of the COVID-19 pandemic and our tenants’ ability to resume operations once governmental and legislative restrictions are lifted has caused uncertainty in our ongoing ability to collect rents when due.

Restricted Deposits and Escrows

Restricted deposits are held or restricted for a specific use or in a qualified escrow account for the purposes of completing like-kind exchange transactions. Escrows consist of deposits held by third parties or lenders for a specific use, including capital improvements, rental income and taxes.

Our restricted deposits and escrows consist of the following (in thousands):

	March 31,	December 31,
	2020	2019
Restricted deposits (1)	$30,376	$12,793
Escrows	428	1,017
Total	$30,804	$13,810
(1)	The increase between the periods presented is primarily attributable to $19.2 million placed in a qualified escrow account for the purpose of completing like-kind exchange transactions.

Other Assets, net

Other assets include an asset related to the debt service guaranty (see Note 5 for further information), tax increment revenue bonds, right-of-use assets, investments held in a grantor trust, deferred tax assets, the net value of above-market leases, deferred debt costs associated with our revolving credit facilities and other miscellaneous receivables. Right-of-use assets are amortized to achieve the recognition of rent expense on a straight-line basis after adjusting for the corresponding lease liabilities’ interest over the lives of the leases. Investments held in a grantor trust are adjusted to fair value at each period with changes included in our Condensed Consolidated Statements of Operations. Above-market leases are amortized as adjustments to rental revenues over terms of the acquired leases. Deferred debt costs, including those classified in debt, are amortized primarily on a straight-line basis, which approximates the effective interest rate method, over the terms of the debt. Other miscellaneous receivables are evaluated for credit risk and an allowance is established if there is an estimate for lifetime credit losses. These are based on available information, including historical loss information adjusted for current conditions and forecasts for future economic conditions. Prior to adoption of ASC No. 326, a reserve was applied to the carrying amount of other miscellaneous receivables when it became apparent that conditions existed that would lead to our inability to fully collect the outstanding amounts due. Such conditions included delinquent or late payments on receivables, deterioration in the ongoing relationship with the borrower and other relevant factors.

Our tax increment revenue bonds have been classified as held to maturity and are recorded at amortized cost offset by a recognized credit loss (see Note 14 for further information). Due to the recognized credit loss, interest on these bonds is recorded at an effective interest rate when cash payments are received. The bonds are evaluated for credit losses based on discounted estimated future cash flows. Any future receipts in excess of the amortized basis will be recognized as revenue when received. The credit risk associated with the amortized value of these bonds is low as the bonds are earmarked for repayments from sales and property taxes associated with a government entity. At March 31, 2020, no credit allowance has been recorded.

Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss by component consists of the following (in thousands):

			Defined
			Benefit
			Pension
	Gain on		Plan-
	Cash Flow		Actuarial
	Hedges		Loss		Total
Balance, December 31, 2019	$(3,614)		$14,897		$11,283
Amounts reclassified from accumulated other comprehensive loss	221	(1)	(297)	(2)	(76)
Net other comprehensive loss (income)	221		(297)		(76)
Balance, March 31, 2020	(3,393)		14,600		11,207

			Defined
			Benefit
			Pension
	Gain on		Plan-
	Cash Flow		Actuarial
	Hedges		Loss		Total
Balance, December 31, 2018	$(4,501)		$15,050		$10,549
Amounts reclassified from accumulated other comprehensive loss	219	(1)	(288)	(2)	(69)
Net other comprehensive loss (income)	219		(288)		(69)
Balance, March 31, 2019	$(4,282)		$14,762		$10,480
(1)	This reclassification component is included in interest expense.
(2)	This reclassification component is included in the computation of net periodic benefit cost (see Note 11 for additional information).

Additionally, as of March 31, 2020 and December 31, 2019, the net gain balance in accumulated other comprehensive loss relating to previously terminated cash flow interest rate swap contracts was $3.4 million and $3.6 million, respectively, which will be reclassified to net interest expense as interest payments are made on the originally hedged debt. Within the next 12 months, approximately $.9 million in accumulated other comprehensive loss is expected to be reclassified as a reduction to interest expense related to our interest rate contracts.

Note 2. Newly Issued Accounting Pronouncements

Adopted

In June 2016, the FASB issued Accounting Standard Update ("ASU") No. 2016-13, "Measurement of Credit Losses on Financial Instruments." This ASU was further updated by ASU No. 2018-19, "Codification Improvements to Topic 326, Financial Instruments - Credit Losses," ASU No. 2019-04, "Codification Improvements to Topic 326, Financial Instruments - Credit Losses," ASU No. 2019-05, "Targeted Transition Relief," ASU No. 2019-11, "Codification Improvements to Topic 326, Financial Instruments - Credit Losses" and ASU No. 2020-02, “Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119.” These ASUs amend prior guidance on the impairment of financial instruments, and adds an impairment model that is based on expected losses rather than incurred losses with the recognition of an allowance based on an estimate of expected credit losses. The provisions of ASU No. 2016-13, as amended in subsequently issued amendments, were effective for us as of January 1, 2020.

In identifying all of our financial instruments covered under this guidance, the majority of our instruments result from operating leasing transactions, which are not within the scope of the new standard and are to remain governed by the recently issued leasing guidance and other previously issued guidance. Upon adoption at January 1, 2020, we recognized, using the modified retrospective approach, a cumulative effect for credit losses, which has decreased retained earnings and other assets by $.7 million, respectively. In addition, we evaluated controls around the implementation of this ASU and have concluded there will be no significant impact on our control structure.

In August 2018, the FASB issued ASU No. 2018-13, "Changes to the Disclosure Requirements for Fair Value Measurement." This ASU amends and removes several disclosure requirements including the valuation processes for Level 3 fair value measurements. The ASU also modifies some disclosure requirements and requires additional disclosures for changes in unrealized gains and losses included in other comprehensive income for recurring Level 3 fair value measurements and requires the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The provisions of ASU No. 2018-13 were effective for us as of January 1, 2020 using a prospective transition method for amendments effecting changes in unrealized gains and losses, significant unobservable inputs used to develop Level 3 fair value measurements and narrative description on uncertainty of measurements. The remaining provisions of the ASU were not applicable to us. The adoption of this ASU did not have a material impact to our consolidated financial statements.

Not Yet Adopted

In August 2018, the FASB issued ASU No. 2018-14, "Changes to the Disclosure Requirements for Defined Benefit Plans." This ASU clarifies current disclosures and removes several disclosures requirements including accumulated other comprehensive income expected to be recognized over the next fiscal year and amount and timing of plan assets expected to be returned to the employer. The ASU also requires additional disclosures for the weighted-average interest crediting rates for cash balance plans and explanations for significant gains and losses related to changes in the benefit plan obligation. The provisions of ASU No. 2018-14 are effective for us as of December 31, 2020 using a retrospective basis for all periods presented, and early adoption is permitted. Although we are still assessing the impact of this ASU’s adoption, we do not believe this ASU will have a material impact to our consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, "Simplifying the Accounting for Income Taxes." This ASU clarifies/simplifies current disclosures and removes several disclosures requirements. Simplification includes franchise taxes based partially on income as an income-based tax; entities should reflect enacted tax law and rate changes in the interim period that includes the enactment date; and allowing entities to allocate consolidated tax amounts to individual legal entities under certain elections. The provisions of ASU No. 2019-12 are effective for us as of January 1, 2021, and early adoption is permitted. Although we are still assessing the impact of this ASU's adoption, we do not believe this ASU will have a material impact to our consolidated financial statements

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848).” This ASU contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in this ASU is optional and may be elected over time as reference rate reform activities occur. At January 1, 2020, we elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The adoption of this portion of the ASU did not have a material impact to our consolidated financial statements. We continue to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

Note 3. Property

Our property consists of the following (in thousands):

	March 31,	December 31,
	2020	2019
Land	$944,272	$911,521
Land held for development	40,986	40,667
Land under development	29,495	53,076
Buildings and improvements	2,999,500	2,898,867
Construction in-progress	191,725	241,118
Total	$4,205,978	$4,145,249

During the three months ended March 31, 2020, we sold one center and other property. Aggregate gross sales proceeds from this transaction approximated $19.6 million and generated gains of approximately $13.6 million. Also, during the three months ended March 31, 2020, we acquired one grocery-anchored shopping center and other property with an aggregate gross purchase price of approximately $43.0 million, and we invested $26.0 million in new development projects.

Note 4. Investment in Real Estate Joint Ventures and Partnerships

We own interests in real estate joint ventures or limited partnerships and have tenancy-in-common interests in which we exercise significant influence, but do not have financial and operating control. We account for these investments using the equity method, and our interests ranged for the periods presented from 20% to 90% in both 2020 and 2019. Combined condensed financial information of these ventures (at 100%) is summarized as follows (in thousands):

	March 31,	December 31,
	2020	2019
Combined Condensed Balance Sheets

ASSETS
Property	$1,220,903	$1,378,328
Accumulated depreciation	(279,956)	(331,856)
Property, net	940,947	1,046,472
Other assets, net	98,576	108,366
Total Assets	$1,039,523	$1,154,838

LIABILITIES AND EQUITY
Debt, net (primarily mortgages payable)	$264,098	$264,782
Amounts payable to Weingarten Realty Investors and Affiliates	10,495	11,972
Other liabilities, net	21,980	25,498
Total Liabilities	296,573	302,252
Equity	742,950	852,586
Total Liabilities and Equity	$1,039,523	$1,154,838

	Three Months Ended
	March 31,
	2020	2019
Combined Condensed Statements of Operations
Revenues, net	$33,739	$32,515
Expenses:
Depreciation and amortization	8,762	7,849
Interest, net	2,418	2,459
Operating	7,111	6,100
Real estate taxes, net	4,400	4,535
General and administrative	105	69
Provision for income taxes	36	33
Total	22,832	21,045
Gain on dispositions	44,699	535
Net income	$55,606	$12,005

Our investment in real estate joint ventures and partnerships, as reported in our Condensed Consolidated Balance Sheets, differs from our proportionate share of the entities’ underlying net assets due to basis differences, which arose upon the transfer of assets to the joint ventures. The net positive basis differences, which totaled $10.8 million and $9.0 million at March 31, 2020 and December 31, 2019, respectively, are generally amortized over the useful lives of the related assets.

We recorded joint venture fee income of $1.6 million and $1.5 million included in Other revenue for the three months ended March 31, 2020 and 2019, respectively.

During 2020, we sold one center and our interest in two centers, ranging from 20% to 50%, at an aggregate gross value of approximately $144 million, of which our share of the gain, included in real estate joint ventures and partnerships, totaled $22.4 million. Also during the three months ended March 31, 2020, we invested an additional $3.2 million in a 90% owned unconsolidated real estate joint venture for a mixed-use new development.

During 2019, a parcel of land was sold with gross sales proceeds of approximately $2.3 million, of which our share of the gain, included in equity earnings in real estate joint ventures and partnerships, totaled $1.1 million. In July 2019, a 51% owned unconsolidated real estate joint venture acquired a center with a gross purchase price of $52.6 million. Also during 2019, we invested an additional $47.6 million in a 90% owned unconsolidated real estate joint venture for a mixed-use new development.

Note 5. Debt

Our debt consists of the following (in thousands):

	March 31,	December 31,
	2020	2019
Debt payable, net to 2038 (1)	$1,653,036	$1,653,154
Unsecured notes payable under credit facilities	497,000	—
Debt service guaranty liability	57,380	57,380
Finance lease obligation	21,777	21,804
Total	$2,229,193	$1,732,338
(1)	At both March 31, 2020 and December 31, 2019, interest rates ranged from 3.3% to 7.0% at a weighted average rate of 3.9%.

	March 31,	December 31,
	2020	2019
As to interest rate (including the effects of interest rate contracts):
Fixed-rate debt	$1,732,193	$1,714,890
Variable-rate debt	497,000	17,448
Total	$2,229,193	$1,732,338
As to collateralization:
Unsecured debt	$1,948,229	$1,450,762
Secured debt	280,964	281,576
Total	$2,229,193	$1,732,338

We maintain a $500 million unsecured revolving credit facility, which was amended and extended on December 11, 2019. This facility expires in March 2024, provides for two consecutive six-month extensions upon our request, and borrowing rates that float at a margin over LIBOR plus a facility fee. At both March 31, 2020 and December 31, 2019, the borrowing margin and facility fee, which are priced off a grid that is tied to our senior unsecured credit ratings, were 82.5 and 15 basis points, respectively. The facility also contains a competitive bid feature that allows us to request bids for up to $250 million. Additionally, an accordion feature allows us to increase the facility amount up to $850 million. As of March 31, 2020, we drew down the available balance of this credit facility to increase liquidity and preserve financial flexibility in light of the current uncertainty surrounding the impact of the COVID-19 pandemic.

Additionally, we have a $10 million unsecured short-term facility, which was amended and extended on January 3, 2020, that we maintain for cash management purposes, which matures in March 2021. At both March 31, 2020 and December 31, 2019, the facility provided for fixed interest rate loans at a 30-day LIBOR rate plus a borrowing margin, facility fee and an unused facility fee of 125, 10, and 5 basis points, respectively.

The following table discloses certain information regarding our unsecured notes payable under our credit facilities (in thousands, except percentages):

	March 31,	December 31,
	2020	2019
Unsecured revolving credit facility:
Balance outstanding	$497,000	$—
Available balance	946	497,946
Letters of credit outstanding under facility	2,054	2,054
Variable interest rate (excluding facility fee)	0.97%	—%
Unsecured short-term facility:
Balance outstanding	$—	$—
Variable interest rate (excluding facility fee)	—%	—%
Both facilities:
Maximum balance outstanding during the period	$497,000	$5,000
Weighted average balance	50,308	123
Year-to-date weighted average interest rate (excluding facility fee)	1.46%	3.3%

Related to a development project in Sheridan, Colorado, we have provided a guaranty for the payment of any debt service shortfalls until a coverage rate of 1.4x is met on tax increment revenue bonds issued in connection with the project. The bonds are to be repaid with incremental sales and property taxes and a public improvement fee (“PIF”) to be assessed on current and future retail sales and, to the extent necessary, any amounts we may have to provide under a guaranty. The incremental taxes and PIF are to remain intact until the earlier of the date the bond liability has been paid in full or 2040. Therefore, a debt service guaranty liability equal to the fair value of the amounts funded under the bonds was recorded. As of both March 31, 2020 and December 31, 2019, we had $57.4 million outstanding for the debt service guaranty liability.

During the year ended December 31, 2019, we repaid a $50 million secured fixed-rate mortgage with a 7.0% interest rate from cash from our disposition proceeds.

Various leases and properties, and current and future rentals from those leases and properties, collateralize certain debt. At both March 31, 2020 and December 31, 2019, the carrying value of such assets aggregated $.5 billion. Additionally, at both March 31, 2020 and December 31, 2019, investments of $5.3 million included in Restricted Deposits and Escrows are held as collateral for letters of credit totaling $5.0 million.

Scheduled principal payments on our debt (excluding $497 million outstanding under our revolving credit facility, $21.8 million of a finance lease obligation, $(3.7) million net premium/(discount) on debt, $(5.4) million of deferred debt costs, $1.9 million of non-cash debt-related items, and $57.4 million debt service guaranty liability) are due during the following years (in thousands):

2020 remaining	$4,227
2021	18,795
2022	308,298
2023	348,207
2024	252,561
2025	294,232
2026	277,733
2027	53,604
2028	92,159
2029	917
Thereafter	9,518
Total	$1,660,251

Our various debt agreements contain restrictive covenants, including minimum interest and fixed charge coverage ratios, minimum unencumbered interest coverage ratios, minimum net worth requirements and maximum total debt levels. We are not aware of any non-compliance with our public debt and revolving credit facility covenants as of March 31, 2020; however, our continued compliance with these covenants depends on many factors and could be impacted by current or future economic conditions associated with the COVID-19 pandemic.

Note 6. Common Shares of Beneficial Interest

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

During the three months ended March 31, 2020, .8 million common shares were repurchased at an average price of $21.47 per share, and no common shares were purchased during the year ended December 31, 2019. At March 31, 2020 and as of the date of this filing, $163.3 million of common shares remained available to be repurchased under this plan.

Note 7. Leasing Operations

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

Variable lease payments recognized in Rentals, net are as follows (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Variable lease payments	$26,877	$27,930

Note 8. Supplemental Cash Flow Information

Cash, cash equivalents and restricted cash equivalents consists of the following (in thousands):

	March 31,	March 31,
	2020	2019
Cash and cash equivalents	$484,697	$60,570
Restricted deposits and escrows (see Note 1)	30,804	11,134
Total	$515,501	$71,704

Supplemental disclosure of non-cash transactions is summarized as follows (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Accrued property construction costs	$11,867	$11,570
Right-of-use assets exchanged for operating lease liabilities	—	42,913
Increase in debt, net associated with the acquisition of real estate and land	17,952	—

Note 9. Earnings Per Share

Earnings per common share – basic is computed using net income attributable to common shareholders and the weighted average number of shares outstanding – basic. Earnings per common share – diluted includes the effect of potentially dilutive securities. Earnings per common share – basic and diluted components for the periods indicated are as follows (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Numerator:
Net income	$54,248	$51,254
Net income attributable to noncontrolling interests	(1,626)	(1,588)
Net income attributable to common shareholders – basic	52,622	49,666
Income attributable to operating partnership units	528	—
Net income attributable to common shareholders – diluted	$53,150	$49,666
Denominator:
Weighted average shares outstanding – basic	127,862	127,756
Effect of dilutive securities:
Share options and awards	943	834
Operating partnership units	1,432	—
Weighted average shares outstanding – diluted	130,237	128,590

Anti-dilutive securities of our common shares, which are excluded from the calculation of earnings per common share – diluted, are as follows (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Operating partnership units	—	1,432

Note 10. Share Options and Awards

During 2020, we granted share awards incorporating both service-based and market-based measures to promote share ownership among the participants and to emphasize the importance of total shareholder return (“TSR”). The term of each grant varies depending upon the participant’s responsibilities and position within the Company. We categorize these share awards as either service-based share awards or market-based share awards. All awards were valued at the fair market value on the date of grant and earn dividends from the date of grant. Compensation expense is measured at the grant date and recognized over the vesting period. Generally, unvested share awards are forfeited upon the termination of the participant’s employment with us.

The fair value of the market-based share awards was estimated on the date of grant using a Monte Carlo valuation model based on the following assumptions:

	Three Months Ended
	March 31, 2020
	Minimum	Maximum
Dividend yield	0.0%	5.2%
Expected volatility (1)	19.0%	20.0%
Expected life (in years)	N/A	3
Risk-free interest rate	0.0%	1.6%
(1)	Includes the volatility of the FTSE NAREIT U.S. Shopping Center Index and Weingarten Realty Investors.

A summary of the status of unvested share awards for the three months ended March 31, 2020 is as follows:

		Weighted
		Average
	Unvested	Grant
	Share	Date Fair
	Awards	Value
Outstanding, January 1, 2020	801,346	$29.56
Granted:
Service-based awards	144,640	30.19
Market-based awards relative to FTSE NAREIT U.S. Shopping Center Index	66,953	31.18
Market-based awards relative to three-year absolute TSR	66,952	21.29
Vested	(218,516)	34.08
Forfeited	(229)	29.07
Outstanding, March 31, 2020	861,146	$28.00

As of March 31, 2020 and December 31, 2019, there was approximately $3.1 million and $2.1 million, respectively, of total unrecognized compensation cost related to unvested share awards, which is expected to be amortized over a weighted average of 2.2 years and 1.8 years at March 31, 2020 and December 31, 2019, respectively.

Note 11. Employee Benefit Plans

Defined Benefit Plan

We sponsor a noncontributory qualified retirement plan. The components of net periodic benefit cost for this plan are as follows (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Service cost	$273	$325
Interest cost	280	475
Expected return on plan assets	(592)	(861)
Amortization of net loss	297	288
Total	$258	$227

The components of net periodic benefit cost other than the service cost component are included in Interest and Other (Expense) Income, net in the Condensed Consolidated Statements of Operations.

The expected contribution to be paid to the qualified retirement plan during 2020 is approximately $1.0 million. During 2019, we contributed $1.0 million to the qualified retirement plan.

Defined Contribution Plans

Compensation expense related to our defined contribution plans was $1.1 million and $1.0 million for the three months ended March 31, 2020 and 2019, respectively.

Note 12. Commitments and Contingencies

Commitments and Contingencies

As of March 31, 2020 and December 31, 2019, we participated in two real estate ventures structured as DownREIT partnerships. We have operating and financial control over these ventures and consolidate them in our condensed consolidated financial statements. These ventures allow the outside limited partners to put their interest in the partnership to us, and we have the option to redeem the interest in cash or a fixed number of our common shares, at our discretion. We also participate in a real estate venture that has a property in Texas that allows its outside partner to put operating partnership units to us. We have the option to redeem these units in cash or a fixed number of our common shares, at our discretion. The aggregate redemption value of these interests was approximately $21 million and $45 million as of March 31, 2020 and December 31, 2019, respectively.

As of March 31, 2020, we have entered into commitments aggregating $85.8 million comprised principally of construction contracts which are generally due in 12 to 36 months.

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

Note 13. Variable Interest Entities

Consolidated VIEs:

At both March 31, 2020 and December 31, 2019, eight of our real estate joint ventures, whose activities primarily consisted of owning and operating 21 neighborhood/community shopping centers, were determined to be VIEs. Based on a financing agreement by one of our real estate joint ventures that has a bottom dollar guaranty, which is disproportionate to our ownership, we have determined that we are the primary beneficiary and have consolidated this joint venture. For the remaining real estate joint ventures, we concluded we are the primary beneficiary based primarily on our significant power to direct the entities’ activities without any substantive kick-out or participating rights.

A summary of our consolidated VIEs is as follows (in thousands):

	March 31,	December 31,
	2020	2019
Assets Held by VIEs	$225,811	$228,954
Assets Held as Collateral for Debt (1)	37,731	39,782
Maximum Risk of Loss (1)	29,784	29,784
(1)	Represents the amount of debt and related assets held as collateral associated with the bottom dollar guaranty at one real estate joint venture.

Restrictions on the use of these assets can be significant because they may serve as collateral for debt. Further, we are generally required to obtain our partner’s approval in accordance with the joint venture agreement for any major transactions. Transactions with these joint ventures in our condensed consolidated financial statements have primarily been positive as demonstrated by the generation of net income and operating cash flows, as well as the receipt of cash distributions. We and our partners are subject to the provisions of the joint venture agreements which include provisions for when additional contributions may be required to fund operating cash shortfalls, development expenditures, unplanned capital expenditures and repayment of debts. For the three months ended March 31, 2020, $2.7 million in additional contributions were made to pay off an outstanding debt.

Unconsolidated VIEs:

At both March 31, 2020 and December 31, 2019, two unconsolidated real estate joint ventures were determined to be VIEs. We have determined that one entity was a VIE through the issuance of a secured loan, since the lender had the ability to make decisions that could have a significant impact on the success of the entity. Based on the associated agreements for the future development of a mixed-use project, we concluded that the other entity was a VIE, but we are not the primary beneficiary as the substantive participating rights associated with the entity are shared, and we do not have the power to direct the significant activities of the entity. Our analysis considered that all major decisions require unanimous member consent and those decisions include significant activities such as development, financing, leasing and operations of the entity.

A summary of our unconsolidated VIEs is as follows (in thousands):

	March 31,	December 31,
	2020	2019
Investment in Real Estate Joint Ventures and Partnerships, net (1)	$131,463	$128,361
Other Liabilities, net (2)	7,164	7,735
Maximum Risk of Loss (3)	34,000	34,000
(1)	The carrying amount of the investment represents our contributions to a real estate joint venture, net of any distributions made and our portion of the equity in earnings of the real estate joint venture. The increase between periods represents new development funding of a mixed-use project.
(2)	Includes the carrying amount of an investment where distributions have exceeded our contributions and our portion of the equity in earnings for a real estate joint venture.
(3)	The maximum risk of loss has been determined to be limited to our debt exposure for the real estate joint ventures. Additionally, our investment, including contributions and distributions, associated with a mixed-use project is disclosed in (1) above.

We and our partners are subject to the provisions of the joint venture agreements that specify conditions, including operating shortfalls, development expenditures and unplanned capital expenditures, under which additional contributions may be required. With respect to our future development of a mixed-used project, we anticipate future funding of approximately $5.9 million through 2020.

Note 14. Fair Value Measurements

Currently, the COVID-19 pandemic has created uncertainties surrounding the global economy and financial markets. As a result, the full magnitude of the pandemic and the ultimate effect upon the future of our fair value measurements are uncertain at this time. Any changes in fair value for financial instruments marked to fair value will have a direct impact to our financial statements, except for net changes in our investments held in grantor trust and its related obligations. Additionally, changes in fair values for financial instruments not marked to fair value will not have an impact to our financial statements unless plans change to sell or settle the instrument prior to its maturity.

Recurring Fair Value Measurements:

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019, aggregated by the level in the fair value hierarchy in which those measurements fall, are as follows (in thousands):

	Quoted Prices
	in Active
	Markets for	Significant
	Identical	Other	Significant
	Assets	Observable	Unobservable	Fair Value at
	and Liabilities	Inputs	Inputs	March 31,
	(Level 1)	(Level 2)	(Level 3)	2020
Assets:
Cash equivalents, primarily money market funds (1)	$473,502			$473,502
Restricted cash, primarily money market funds (1)	9,096			9,096
Investments, mutual funds held in a grantor trust (1)	32,358			32,358
Total	$514,956	$—	$—	$514,956
Liabilities:
Deferred compensation plan obligations	$32,358			$32,358
Total	$32,358	$—	$—	$32,358

________________________________________

(1)	For the three months ended March 31, 2020, a net loss of $6.0 million was included in Interest and Other (Expense) Income, net, of which $6.3 million represented an unrealized loss.

	Quoted Prices
	in Active
	Markets for	Significant
	Identical	Other	Significant
	Assets	Observable	Unobservable	Fair Value at
	and Liabilities	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2019
Assets:
Cash equivalents, primarily money market funds (1)	$28,330			$28,330
Restricted cash, primarily money market funds (1)	9,916			9,916
Investments, mutual funds held in a grantor trust (1)	38,378			38,378
Total	$76,624	$—	$—	$76,624
Liabilities:
Deferred compensation plan obligations	$38,378			$38,378
Total	$38,378	$—	$—	$38,378

________________________________________

(1)

For the year ended December 31, 2019, a net gain of $9.4 million was included in Interest and Other Income, net, of which $6.7 million represented an unrealized gain. Included in these amounts for the three months ended March 31, 2019 was a net gain of $3.5 million, of which $3.0 million was an unrealized gain.

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

No assets were measured at fair value on a nonrecurring basis at March 31, 2020. Assets measured at fair value on a nonrecurring basis at December 31, 2019 aggregated by the level in the fair value hierarchy in which those measurements fall, are as follows (in thousands):

Quoted Prices in
	Active Markets for	Significant
	Identical	Other	Significant
	Assets	Observable	Unobservable
	and Liabilities	Inputs	Inputs		Total Gains
	(Level 1)	(Level 2)	(Level 3)	Fair Value	(Losses) (1)
Investment in real estate joint ventures and partnerships (2)		$1,830	$24,154	$25,984	$(3,070)
Total	$—	$1,830	$24,154	$25,984	$(3,070)
(1)	Total gains (losses) presented in this table relate to assets that were held by us at December 31, 2019.
(2)	In accordance with our policy of evaluating and recording impairments on the disposal of investments in real estate joint ventures and partnerships, investments with a carrying amount of $29.1 million were written down to a fair value of $26.0 million, resulting in a loss of $3.1 million, which was included in earnings for the fourth quarter of 2019. Management’s estimate of fair value of these investments were determined using a bona fide purchase offer for the Level 2 inputs, and see the quantitative information about the significant unobservable inputs used for our Level 3 fair value measurements in the table below.

Fair Value Disclosures:

Unless otherwise described below, short-term financial instruments and receivables are carried at amounts which approximate their fair values based on their highly-liquid nature, short-term maturities and/or expected interest rates for similar instruments.

Schedule of our fair value disclosures is as follows (in thousands):

	March 31, 2020			December 31, 2019
		Fair Value			Fair Value
		Using	Fair Value		Using	Fair Value
		Significant	Using		Significant	Using
		Other	Significant		Other	Significant
		Observable	Unobservable		Observable	Unobservable
	Carrying	Inputs	Inputs	Carrying	Inputs	Inputs
	Value	(Level 2)	(Level 3)	Value	(Level 2)	(Level 3)
Other Assets:
Tax increment revenue bonds (1)	$17,277		$21,000	$17,277		$25,000
Debt:
Fixed-rate debt	1,732,193		1,760,926	1,714,890		1,787,663
Variable-rate debt	497,000		497,000	17,448		17,426
(1)	At December 31, 2019, prior to the adoption of ASC 326, the amortized cost basis was net of a previously recognized other-than-temporary impairment on our tax increment revenue bonds of $31.0 million.

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

Note 15. Subsequent Events

COVID-19, which was characterized on March 11, 2020 by the World Health Organization as a pandemic, has currently resulted in a widespread health crisis, which has adversely affected international, national and local economies and financial markets generally, and has had an unprecedented effect on the commercial real estate industry. Given the daily evolution of the COVID-19 pandemic and the global responses to curb its spread, we are not able to estimate the effects of the COVID-19 pandemic on our results of operations, cash flows, financial condition, or liquidity for fiscal year 2020.

As of May 5, 2020, approximately 64% of our tenants have paid their April rent, which includes base minimum rental revenues and escrows for common area maintenance (“CAM”), real estate taxes, and insurance totaling $24.8 million. Additionally, a large number of our tenants have been negotiating rent deferrals to future periods. Through May 5, 2020, we have negotiated deferrals for approximately 700 tenants, which represents nearly $8.5 million that will be deferred over the next several months.

*****

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The COVID-19 pandemic has currently resulted in a widespread health crisis, which has adversely affected international, national and local economies and financial markets generally, and has had an unprecedented negative effect on the commercial real estate industry. It also has contributed to the recent historic reduction in the price of oil and natural gas. The discussions below, including without limitation with respect to outlooks and liquidity, are subject to the future effects of the COVID-19 pandemic and the responses to curb its spread, and changes in energy prices, both of which continue to evolve daily. As such, as described in Part II, Item 1A entitled “Risk Factors,” it is uncertain as to the magnitude of the impact of the pandemic, including the reduction of energy prices, on our results of operations, cash flows, financial condition, or liquidity for fiscal year 2020 and beyond.

Forward-Looking Statements

This quarterly report on Form 10-Q, together with other statements and information publicly disseminated by us, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect actual results, performances or achievements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to, (i) disruptions in financial markets, (ii) general and regional economic and real estate conditions, (iii) the inability of major tenants to continue paying their rent obligations due to bankruptcy, insolvency or general downturn in their business, (iv) financing risks, such as the inability to obtain equity, debt, or other sources of financing on favorable terms and changes in LIBOR availability, (v) changes in governmental laws and regulations, (vi) the level and volatility of interest rates, (vii) the availability of suitable acquisition opportunities, (viii) the ability to dispose of properties, (ix) changes in expected development activity, (x) increases in operating costs, (xi) tax matters, including the effect of changes in tax laws and the failure to qualify as a real estate investment trust, (xii) investments through real estate joint ventures and partnerships, which involve risks not present in investments in which we are the sole investor, and (xiii) the impact of public health issues, such as the recent COVID-19 pandemic. Accordingly, there is no assurance that our expectations will be realized. For further discussion of the factors that could materially affect the outcome of our forward-looking statements and our future results and financial condition, see Item 1A. "Risk Factors” in our Form 10-K for the year ended December 31, 2019 and in Part II, Item 1A of this Quarterly Report on Form 10-Q. We do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.

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

Executive Overview

Weingarten Realty Investors is a REIT organized under the Texas Business Organizations Code. We, and our predecessor entity, began the ownership of shopping centers and other commercial real estate in 1948. Our primary business is leasing space to tenants in the shopping centers we own or lease. Several of these centers are mixed-use properties that have both retail and residential components. We also provide property management services for which we charge fees to either joint ventures where we are partners or other outside owners.

We operate a portfolio of rental properties, primarily neighborhood and community shopping centers, totaling approximately 31.5 million square feet of gross leasable area that is either owned by us or others. We have a diversified tenant base with our largest tenant comprising only 2.6% of base minimum rental revenues during the first three months of 2020.

At March 31, 2020, we owned or operated under long-term leases, either directly or through our interest in real estate joint ventures or partnerships, a total of 167 properties, which are located in 16 states spanning the country from coast to coast.

We also owned interests in 23 parcels of land held for development that totaled approximately 11.9 million square feet at March 31, 2020.

We had approximately 3,700 leases with 2,800 different tenants at March 31, 2020. Rental revenue is primarily derived from operating leases with terms of 10 years or less, and may include multiple options, upon tenant election, to extend the lease term in increments up to five years. Many of our leases have increasing minimum rental rates during the terms of the leases through escalation provisions. In addition, the majority of our leases provide for variable rental revenues, such as reimbursements of real estate taxes, maintenance and insurance and may include an amount based on a percentage of the tenants’ sales. Our anchor tenants are supermarkets, value-oriented apparel/discount stores and other retailers or service providers who generally sell basic necessity-type goods and services. Although there is a broad shift in shopping patterns, including internet shopping that continues to affect our tenants, we believe our anchor tenants, most of which have adopted omni-channel networks which help drive foot traffic, combined with convenient locations, attractive and well-maintained properties, high quality retailers and a strong tenant mix, should lessen the effects of these conditions and maintain the viability of our portfolio.

The COVID-19 pandemic has dramatically impacted our business due largely to the extreme hardships facing our retailers. The retail industry has been impacted greatly due to government and legislative mandates to temporarily close non-essential businesses, as well as encouraging or mandating most employees work from home. We have estimated that 62% of our tenants, based on annualized base rents, are designated as essential businesses. While certain states have embarked upon a re-opening of select businesses, including retailers and restaurants, the impact of these measures upon the ability of our tenants to pay rent is indeterminable at this time. Many of our retailers have moved to on-line sales with curbside pickup or delivery, including restaurants, apparel discounters and electronics. The grocery stores and other retailers with a grocery component that anchor the majority of our shopping centers remain strong in this environment with the only slow down being the supply chain in accessing additional goods due to high demand and the availability of a healthy workforce. We have encouraged many of our smaller tenants to apply for the federal loans being offered under the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) program; however, the impact of these programs is also indeterminable at this time. Accordingly, we have withdrawn our 2020 guidance due to the uncertainties surrounding the impact and duration of the pandemic.

As of May 5, 2020, approximately 64% of our tenants have paid their April rent totaling $24.8 million, which includes base minimum rental revenues and escrows for CAM, real estate taxes, and insurance. Of our 62% of tenants designated as essential, 76% have paid their April rent. Additionally, a large number of tenants have been negotiating rent deferrals to future periods. As of May 5, 2020, we have negotiated deferrals for approximately 700 tenants, which represents nearly $8.5 million that will be deferred over the next several months. As of March 31, 2020, we recorded an additional $9.0 million for potentially uncollectible revenues and disputed amounts, which includes $7.0 million for straight-line rent receivables. As several markets within our geographic footprint begin to reopen retail operations, our current expectation is that rent collections will trend upward over the final two quarters of 2020 and throughout 2021; however, no assurances can be given that this will occur due to the uncertainties surrounding our tenants’ reopening.

Additionally during the quarter, we drew down the available balance of our $500 million unsecured revolving credit facility to increase liquidity and preserve financial flexibility in light of the current uncertainty surrounding the impact of COVID-19. We have also announced dividend payments for the second quarter will be reduced to $.18 per share from $.395 per share in the first quarter to conserve liquidity until we have a better insight into how the pandemic will progress. Absent a significant deterioration in cash collections as compared to those received in April, we believe our cash flow from operations will meet our planned capital needs. Further, excess cash from the draw down under our revolving credit facility will provide ample liquidity for us to operate and maintain compliance with our debt covenants; however, no assurances can be given that this level of cash flow will occur due to the uncertainty in the duration and restrictions of the limitations in place for retailers.

We are also evaluating the CARES Act initiatives and the Federal Reserve programs to determine if any benefits are available to us. Our current findings are that these programs will provide minimal benefit to us.

Finally, most of our employees have been working remotely to stay healthy, support operations and in response to stay-at-home mandates. Recent changes in Texas and other states stay-at-home mandates, will allow our employees, who are not considered high risk, to return to the office subject to strict health and safety measures including health screenings prior to entry into the workplace. Currently, we have not experienced any significant spreading of the virus amongst our employees; however, there are no assurances that this will continue. Working remotely presents various challenges, including (but not all inclusive) concerns about productivity, connectivity, consumer privacy and IT security.

On the brighter side, the President of the United States recently announced a three phase plan to outline the conditions under which state and local governments can reopen the economy when specific guidelines have been met. Although it is uncertain when and how this will affect our tenants and us, it is an indicator that some of the current mandates may not be in place for the long-term; however, there are no assurances on when these mandates will be lifted, whether they will be reinstated, or the impact the pandemic will have.

Our goal is to remain a leader in owning and operating top-tier neighborhood and community shopping centers in certain markets of the United States. Our strategic initiatives include: (1) owning quality shopping centers in preferred locations that attract strong tenants, (2) growing net income from our existing portfolio by increasing occupancy and rental rates, (3) raising net asset value and cash flow through quality acquisitions and new developments, (4) continuously redeveloping our existing shopping centers to increase cash flow and enhance the value of the centers and (5) maintaining a strong, flexible consolidated balance sheet and a well-managed debt maturity schedule. We believe these initiatives will keep our portfolio of properties among the strongest in our sector. Due to current capitalization rates in the market along with the uncertainty of changes in interest rates and various other market conditions, we intend to continue to be very prudent in our evaluation of all new investment opportunities. We believe the pricing of assets that no longer meet our ownership criteria remains reasonably stable while the price of our common shares remains below our net asset value. Given these conditions, we have been focused on dispositions of properties with risk factors that impact our willingness to own them going forward, and although we intend to continue with this strategy subject to evolving market conditions, our dispositions are expected to be significantly lower in 2020. We intend to utilize the proceeds from dispositions to, among other things, fund acquisitions along with both new development and redevelopment projects.

As we discussed above, subject to evolving market conditions, we continuously recycle non-core operating centers that no longer meet our ownership criteria and that will provide capital for growth opportunities. During the three months ended March 31, 2020, we disposed of real estate assets, which were owned by us either directly or through our interest in real estate joint ventures or partnerships, with our share of aggregate gross sales proceeds totaling $73.2 million. We have approximately $45 million of dispositions currently under contracts or letters of intent; however, there are no assurances that these transactions will close at such prices or at all. For 2020, we expect the volume of dispositions will significantly decrease from those in 2019.

Subject to evolving market conditions, we intend to continue to seek acquisition properties that meet our return hurdles and to actively evaluate other opportunities as they enter the market. Previously, due to the significant amount of capital available in the market, it has been difficult to participate at price points that meet our investment criteria. During the three months ended March 31, 2020, we acquired one grocery-anchored shopping center and other property, adding 78,000 square feet to the portfolio with an aggregate gross purchase price totaling $43.0 million. For 2020, we will continue to look for acquisition investments; however, during this current environment, even if we were to find transactions, there are no assurances that we would proceed with closing the transaction.

We intend to continue to focus on identifying new development projects as another source of growth, as well as continue to look for redevelopment opportunities. The opportunities for additional new development projects are limited at this time primarily due to a lack of demand for new retail space. During the three months ended March 31, 2020, we invested $25.0 million in two mixed-use new development projects that are partially or wholly owned and a 30-story, high-rise residential tower at our River Oaks Shopping Center in Houston, Texas, and we invested $3.9 million in redevelopment projects that were partially or wholly owned. Also during the three months ended March 31, 2020, completed redevelopment projects added approximately 142,000 square feet to the portfolio with an incremental investment totaling $23.1 million. For 2020, we expect these developments to proceed as planned; however, no assurance can be given due to the impact of the pandemic.

We strive to maintain a strong, conservative capital structure which should provide ready access to a variety of attractive long and short-term capital sources. We carefully balance lower cost, short-term financing with long-term liabilities associated with acquired or developed long-term assets. Subject to evolving market conditions, we continue to look for transactions that will strengthen our consolidated balance sheet and further enhance our access to various sources of capital, while reducing our cost of capital. In light of recent events, during the three months ended March 31, 2020, we drew down under our $500 million unsecured revolving credit facility to increase liquidity and preserve financial flexibility. Due to the current variability in the capital markets, there can be no assurance that favorable pricing and accessibility will be available in the future.

Operational Metrics

In assessing the performance of our centers, management carefully monitors various operating metrics of the portfolio. As a result of our strong leasing activity, the operating metrics of our portfolio remained strong through the first three months of 2020 as we focused on increasing rental rates and same property net operating income (“SPNOI” and see Non-GAAP Financial Measures for additional information). Our portfolio delivered strong operating results with:

●	occupancy of 94.5% at March 31, 2020;
●	an increase of 0.2% in SPNOI for the three months ended March 31, 2020 over the same period of 2019 (includes COVID-19 impact of $1.9 million of bad debt/uncollectible revenue which reduced SPNOI by 2.4%); and
●	rental rate increases of 14.1% for new leases and 9.3% for renewals during the three months ended March 31, 2020.

Below are performance metrics associated with our signed occupancy, SPNOI growth and leasing activity on a pro rata basis:

	March 31,
	2020	2019
Anchor (space of 10,000 square feet or greater)	96.9%	96.6%
Non-Anchor	90.4%	90.3%
Total Occupancy	94.5%	94.3%

Three Months Ended
March 31, 2020
SPNOI (1)	0.2%
(1)	See Non-GAAP Financial Measures for a definition of the measurement of SPNOI and a reconciliation to net income attributable to common shareholders within this section of Item 2.

			Average	Average	Average Cost
			New	Prior	of Tenant	Change in
	Number	Square	Rent per	Rent per	Improvements	Base Rent
	of	Feet	Square	Square	per Square	on Cash
	Leases	('000's)	Foot ($)	Foot ($)	Foot ($)	Basis
Leasing Activity:
Three Months Ended March 31, 2020
New leases (1)	34	108	$26.68	$23.38	$57.01	14.1%
Renewals	144	948	17.82	16.31	—	9.3%
Not comparable spaces	22	84
Total	200	1,140	$18.73	$17.04	$5.85	9.9%
(1)	Average external lease commissions per square foot for the three months ended March 31, 2020 were $6.81.

Changing shopping habits, driven by rapid expansion of internet-driven procurement, has led to increased financial problems for many retailers, which has had a negative impact on the retail real estate sector. We continue to monitor the effects of these trends, including the impact of retail customer spending over the long-term. We believe the desirability of our physical locations, the significant diversification of our portfolio, both geographically and by tenant base, and the quality of our portfolio, along with its leading retailers and service providers that sell primarily grocery and basic necessity-type goods and services, position us well to mitigate the impact of these changes. Additionally, most retailers have implemented omni-channel networks that integrate on-line shopping with in-store experiences that has further reinforced the need for bricks and mortar locations. Despite recent market disruption and tenant bankruptcies, we continue to believe there is long-term retailer demand for quality space within strong, strategically located centers.

In 2020, we are experiencing some fluctuations due to previously announced bankruptcies and the repositioning of those spaces. Currently, the impact to occupancy is unknown due to the uncertainty and duration of the pandemic. Previously, a reduction in the availability of quality retail space, as well as continued retailer demand, contributed to the increase in overall rental rates on a same-space basis as we completed new leases and renewed existing leases; however, the magnitude of these increases declined in comparison to previous years due to, among other factors, a continued shift in negotiating leverage to the tenant. Given the uncertainty surrounding the impact of the pandemic, we are unclear of its impact to rental rates and the funding of tenant improvements and allowances. The variability in the mix of leasing transactions as to size of space, market, use and other factors may impact the magnitude of these changes, both positively and negatively. Leasing volume is anticipated to fluctuate due to the uncertainty in tenant fallouts related to bankruptcies and tenant non-renewals. Our expectation is that SPNOI growth will decline in 2020 compared to previous years.

New Development/Redevelopment

At March 31, 2020, we have two mixed-use projects in the Washington D. C. market and a 30-story, high-rise residential tower at our River Oaks Shopping Center in Houston that were in various stages of development and are partially or wholly owned. We have funded $393.4 million through March 31, 2020 on these projects, and we estimate our aggregate net investment upon completion to be $485.0 million. Due to the impact of COVID-19, we are currently unable to project a stabilization return for these projects.

We have 10 redevelopment projects in which we plan to invest approximately $53.9 million. Realization of the stabilized return may be longer than originally planned due to the impact of COVID-19.

We had approximately $41.0 million in land held for development at March 31, 2020 that may either be developed or sold. While we were experiencing some interest from retailers and other market participants in our land held for development, opportunities for economically viable developments remain limited. We intend to continue to pursue additional development and redevelopment opportunities in multiple markets; however, finding the right opportunities remains challenging.

Acquisitions

Acquisitions are a key component of our long-term growth strategy. The availability of quality acquisition opportunities in the market remains sporadic in our targeted markets. Market pricing of retail real estate assets is highly uncertain under current economic conditions. We intend to remain disciplined in approaching these opportunities, pursuing only those that provide appropriate risk-adjusted returns.

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

A disclosure of our critical accounting policies which affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements is included in our Annual Report on Form 10-K for the year ended December 31, 2019 in Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no significant changes to our critical accounting policies during 2020. Uncertainty in the current economic environment due to the recent outbreak of the novel coronavirus COVID-19 may significantly impact the judgments regarding estimates and assumptions utilized by management.

Results of Operations

Comparison of the Three Months Ended March 31, 2020 to the Three Months Ended March 31, 2019

For the three months ended March 31, 2020, COVID-19 did not have a material effect on our results of operation and capital resources, except as described under Revenues. The following table is a summary of certain items in net income from our Condensed Consolidated Statements of Operations, which we believe represent items that significantly changed during the three months ended March 31, 2020 as compared to the same period in 2019:

	Three Months Ended March 31,
	2020	2019	Change	% Change
Revenues	$111,352	$123,138	$(11,786)	(9.6)%
Depreciation and amortization	36,656	33,972	2,684	7.9
Operating expenses	23,160	24,248	(1,088)	(4.5)
Real estate taxes, net	15,008	16,131	(1,123)	(7.0)
General and administrative expenses	2,307	9,581	(7,274)	(75.9)
Interest expense, net	14,602	15,289	(687)	(4.5)
Interest and other (expense) income, net	(5,828)	4,384	(10,212)	(232.9)
Gain on sale of property	13,576	17,787	(4,211)	(23.7)
Equity in earnings of real estate joint ventures and partnerships, net	27,097	5,417	21,680	400.2

Revenues

The decrease in revenues of $11.8 million is attributable primarily to the $9.7 million impact of dispositions and a decrease of $9.0 million for potentially uncollectible revenues and disputed amounts associated with the COVID-19 pandemic. Partially offsetting this decrease is revenue from acquisitions of $4.5 million, as well as increases in rental rates and occupancy at our existing portfolio, new developments and redevelopments, which contributed $2.4 million.

Depreciation and Amortization

The increase in depreciation and amortization of $2.7 million is attributable primarily to the $4.1 million impact of acquisitions and new developments and an increase of $1.2 million from other capital activities at our existing portfolio, which is partially offset by dispositions of $2.6 million.

Operating Expenses

The decrease in operating expenses of $1.1 million is attributable primarily to a $1.9 million reduction in expense associated deferred compensation (see General and Administrative Expenses below for additional information.) Partially offsetting this decrease is an increase in expense of $.9 million from acquisitions and mixed-use operations.

Real Estate Taxes, net

The decrease in real estate taxes, net of $1.1 million is attributable primarily to dispositions.

General and Administrative Expenses

The decrease in general and administrative expenses of $7.3 million is attributable primarily to a fair value reduction of $7.2 million associated with assets held in a grantor trust related for deferred compensation. Effective this quarter, the allocation of the fair value adjustments associated with the assets held in the grantor trust was changed to reflect the current expense classification of the employees in the deferred compensation plan; therefore, all changes to the liability will be recorded in general and administrative expense with no allocation to operating expense unless future employee expense classifications change.

Interest Expense, net

Net interest expense decreased $.7 million or 4.5%. The components of net interest expense were as follows (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Gross interest expense	$16,556	$17,390
Amortization of debt deferred costs, net	796	902
Over-market mortgage adjustment	(87)	(82)
Capitalized interest	(2,663)	(2,921)
Total	$14,602	$15,289

The decrease in net interest expense is attributable primarily to a reduction in the weighted average debt outstanding during the period due to the pay down of debt with proceeds from dispositions and cash generated from operations and a slight reduction in weighted average interest rates between the respective periods. For the three months ended March 31, 2020, the weighted average debt outstanding was $1.7 billion at a weighted average interest rate of 4.0% as compared to $1.8 billion outstanding at a weighted average interest rate of 4.1% in the same period of 2019.

Interest and Other (Expense) Income, net

The decrease of $10.2 million in net interest and other (expense) income is attributable primarily to a fair value reduction of $9.1 million associated with assets held in a grantor trust related to deferred compensation and a decrease in interest income of $1.0 million associated with short-term cash investments and other investments.

Gain on Sale of Property

The decrease of $4.2 million in gain on sale of property is attributable to the disposition of one center in the first quarter of 2020 as compared to three centers and other property in the same period of 2019.

Equity in Earnings of Real Estate Joint Ventures and Partnerships, net

The increase of $21.7 million in equity in earnings of real estate joint ventures and partnerships, net is attributable primarily to the disposition of two centers in the first quarter of 2020.

Capital Resources and Liquidity

Our primary operating liquidity needs are paying our common share dividends, maintaining and operating our existing properties, paying our debt service costs, excluding debt maturities, and funding capital expenditures. Our anticipated cash flows from operating activities in 2020 are expected to meet these planned capital needs; however, no assurance can be given due to the evolving impact of the pandemic.

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

As of March 31, 2020, we drew down our available borrowing capacity under our unsecured revolving credit facility in the amount of $497 million, and our debt maturities for the remainder of 2020 total $4.2 million. As of March 31, 2020, we had cash and cash equivalents available of $484.7 million. Currently, we anticipate our operating, development and redevelopment activities will be met by these funds in 2020. Even with the current uncertainty in the capital markets, we believe other debt and equity alternatives are available to us.

During the three months ended March 31, 2020, our share of aggregate gross sales proceeds from dispositions of centers owned by us, either directly or through our interest in real estate joint ventures or partnerships, totaled $73.2 million. Operating cash flows from assets disposed are included in net cash from operating activities in our Condensed Consolidated Statements of Cash Flows, while proceeds from these disposals are included as investing activities.

We have non-recourse debt secured by acquired or developed properties held in several of our real estate joint ventures and partnerships. At March 31, 2020, off-balance sheet mortgage debt for our unconsolidated real estate joint ventures and partnerships totaled $264.1 million, of which our pro rata ownership was $86.5 million. Scheduled principal mortgage payments on this debt, excluding deferred debt costs and non-cash related items totaling $(.5) million, at 100% are as follows (in millions):

2020 remaining	$2.3
2021	173.0
2022	2.1
2023	2.2
2024	2.3
Thereafter	82.7
Total	$264.6

We generally have the right to sell or otherwise dispose of our assets except in certain cases where we are required to obtain our joint venture partners’ consent or a lender’s consent for assets held in special purpose entities.

Investing Activities

Acquisitions

During the three months ended March 31, 2020, we acquired one grocery-anchored center and other property with an aggregate gross purchase price totaling $43.0 million.

Dispositions

During the three months ended March 31, 2020, we sold four centers and other property, including real estate assets owned through our interest in unconsolidated real estate joint ventures and partnerships. Our share of aggregate gross sales proceeds from these transactions totaled $73.2 million and our share of the gains generated approximated $35.9 million.

New Development/Redevelopment

At March 31, 2020, we had two mixed-use projects and a 30-story, high-rise residential tower at our River Oaks Shopping Center under development with approximately .2 million of total square footage for retail and 962 residential units, that were partially or wholly owned. We have funded $393.4 million through March 31, 2020 on these projects. Upon completion, we expect our aggregate net investment in these multi-use projects to be $485.0 million; however, realization of a stabilized return is currently unknown due to the uncertainties regarding the impact of COVID-19.

At March 31, 2020, we had 10 redevelopment projects in which we plan to invest approximately $53.9 million. Realization of the stabilized return may be longer than originally planned due to the impact of COVID-19. During the three months ended March 31, 2020, completed redevelopment projects added approximately 142,000 square feet to the portfolio with an incremental investment totaling $23.1 million.

Capital Expenditures

Capital expenditures for additions to the existing portfolio, acquisitions, tenant improvements, new development, redevelopment and our share of investments in unconsolidated real estate joint ventures and partnerships are as follows (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Acquisitions	$25,506	$19,699
New Development	27,713	31,625
Redevelopment	5,109	10,045
Tenant Improvements	10,399	8,412
Capital Improvements	3,236	6,145
Other	1,123	1,343
Total	$73,086	$77,269

The decrease in capital expenditures is attributable primarily to a reduction new development and redevelopment activity, which is partially offset by an increase associated with our acquisitions.

For 2020, we anticipate our acquisitions will decline over the prior year. Our new development and redevelopment investment for 2020 is estimated to be consistent or lower than 2019 expenditures. For 2020, capital and tenant improvements is generally expected to be consistent or lower than 2019 expenditures. No assurances can be provided that our planned activities will occur. Further, we have entered into commitments aggregating $85.8 million comprised principally of construction contracts, which are generally due in 12 to 36 months and anticipated to be funded with proceeds from the drawdown under our unsecured revolving credit facility.

Capital expenditures for additions described above relate to cash flows from investing activities as follows (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Acquisition of real estate and land, net	$25,506	$19,699
Development and capital improvements	44,404	48,476
Real estate joint ventures and partnerships - Investments	3,176	9,094
Total	$73,086	$77,269

Capitalized soft costs, including payroll and other general and administrative costs, interest, insurance and real estate taxes, totaled $5.4 million and $5.2 million for the three months ended March 31, 2020 and 2019, respectively.

Financing Activities

Debt

Total debt outstanding was $2.2 billion at March 31, 2020 and consisted of $497 million, which bears interest at variable rates, and $1.7 billion, which bears interest at fixed rates. Additionally, of our total debt, $281 million was secured by operating centers while the remaining $1.9 billion was unsecured.

At March 31, 2020, we have a $500 million unsecured revolving credit facility, which expires in March 2024 and provides borrowing rates that float at a margin over LIBOR plus a facility fee. At March 31, 2020, the borrowing margin and facility fee, which are priced off a grid that is tied to our senior unsecured credit ratings, were 82.5 and 15 basis points, respectively. The facility also contains a competitive bid feature that allows us to request bids for up to $250 million. Additionally, an accordion feature allows us to increase the facility amount up to $850 million. As of March 31, 2020, we had $497 million outstanding, and the available balance was $.9 million, net of $2.1 million in outstanding letters of credit.

At March 31, 2020, we have a $10 million unsecured short-term facility that we maintain for cash management purposes. The facility, which matures in March 2021, provides for fixed interest rate loans at a 30-day LIBOR rate plus borrowing margin, facility fee and an unused facility fee of 125, 10, and 5 basis points, respectively. As of March 31, 2020, we had no amounts outstanding under this facility.

For the three months ended March 31, 2020, the maximum balance and weighted average balance outstanding under both facilities combined were $497 million and $50.3 million, respectively, at a weighted average interest rate of 1.46%.

Our five most restrictive covenants, composed from both our public debt and revolving credit facility, include debt to asset, secured debt to asset, fixed charge, unencumbered asset test and unencumbered interest coverage ratios. We are not aware of any non-compliance with our public debt and revolving credit facility covenants as of March 31, 2020.

Our most restrictive public debt covenant ratios, as defined in our indenture and supplemental indenture agreements, were as follows at March 31, 2020:

Covenant	Restriction	Actual
Debt to Asset Ratio	Less than 60.0%	41.9%
Secured Debt to Asset Ratio	Less than 40.0%	5.3%
Fixed Charge Ratio	Greater than 1.5	4.5
Unencumbered Asset Test	Greater than 150%	247.0%

Equity

Our Board of Trust Managers has approved a reduced dividend payment for the second quarter of $.18 per share from $.395 per share for the first quarter to maintain financial flexibility until we have better insight into the impact of the pandemic. Common share dividends paid totaled $50.9 million for the three months ended March 31, 2020. As disclosed in our Form 10-K for the year ended December 31, 2019, we had dividends designated for payment in 2020 of $121.2 million. In the event we do not pay dividends of this amount, the unpaid portion will be taxed at corporate income tax rates. Accordingly, we intend to pay an additional $70 million of dividends before the end of 2020. Our dividend payout ratio (as calculated as dividends paid on common shares divided by core funds from operations attributable to common shareholders - basic) for the three months ended March 31, 2020 approximated 89.7% (see Non-GAAP Financial Measures for additional information).

We have a $200 million share repurchase plan. Under this plan, we may repurchase common shares from time-to-time in open-market or in privately negotiated purchases. The timing and amount of any shares repurchased will be determined by management based on its evaluation of market conditions and other factors. The repurchase plan may be suspended or discontinued at any time, and we have no obligations to repurchase any amount of our common shares under the plan. During the three months ended March 31, 2020, we repurchased .8 million common shares at an average price of $21.47 per share. At March 31, 2020 and as of the date of this filing, $163.3 million of common shares remained available to be repurchased under this plan.

We have an effective universal shelf registration statement, which expires in September 2020. We will continue to closely monitor both the debt and equity markets and carefully consider our available financing alternatives, including both public offerings and private placements.

Contractual Obligations

We have debt obligations related to our mortgage loans and unsecured debt, including any draws on our credit facilities. We have shopping centers that are subject to ground leases where a third party owns and has leased the underlying land to us to construct and/or operate a shopping center. The table below excludes obligations related to our new development projects because such amounts are not fixed or determinable, and commitments aggregating $85.8 million comprised principally of construction contracts, which are generally due in 12 to 36 months. The following table summarizes our primary contractual obligations as of March 31, 2020 (in thousands):

	Payments due by period
		Less than 1			More than 5
	Total	year	1 - 3 years	3 - 5 years	years
Mortgages and Notes Payable (1)
Unsecured Debt	$2,141,477	$51,952	$404,064	$603,995	$1,081,466
Secured Debt	352,179	13,585	51,659	94,452	192,483
Lease Payments	109,040	1,648	5,401	4,804	97,187
Other Obligations (2)	65,258	35,872	29,386
Total Contractual Obligations	$2,667,954	$103,057	$490,510	$703,251	$1,371,136
(1)	Includes our finance lease obligation and principal and interest with interest on variable-rate debt calculated using rates at March 31, 2020. Also, excludes a $57.4 million debt service guaranty liability. See Note 5 for additional information.
(2)	Other obligations include income and real estate tax payments, commitments associated with our secured debt and other employee payments. Included in Less than 1 year is the estimated contribution to our retirement plan, which meets or exceeds the minimum funding requirements; however, we have the right to discontinue contributions at any time. See Note 12 for additional information.

Related to a development project in Sheridan, Colorado, we have provided a guaranty for the payment of any debt service shortfalls on tax increment revenue bonds issued in connection with the project. The Sheridan Redevelopment Agency issued Series A bonds used for an urban renewal project, of which $57.4 million remain outstanding at March 31, 2020. The bonds are to be repaid with incremental sales and property taxes and a PIF to be assessed on current and future retail sales and, to the extent necessary, any amounts we may have to provide under a guaranty. The incremental taxes and PIF are to remain intact until the earlier of the payment of the bond liability in full or 2040. The debt associated with this guaranty has been recorded in our condensed consolidated financial statements as of March 31, 2020.

Off Balance Sheet Arrangements

As of March 31, 2020, none of our off-balance sheet arrangements had a material effect on our liquidity or availability of, or requirement for, our capital resources. Letters of credit totaling $7.0 million were outstanding at March 31, 2020.

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

As of March 31, 2020, one unconsolidated real estate joint venture was determined to be a VIE through the issuance of a secured loan, since the lender had the ability to make decisions that could have a significant impact on the profitability of the entity. Our maximum risk of loss associated with this VIE was limited to $34.0 million at March 31, 2020. Also at March 31, 2020, another joint venture arrangement for the future development of a mixed-use project was determined to be a VIE. We are not the primary beneficiary as the substantive participating rights associated with the entity are shared, and we do not have the power to direct the significant activities of the entity. We anticipate future funding of approximately $5.9 million associated with the mixed-use project through 2020.

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

Funds from Operations Attributable to Common Shareholders

Effective January 1, 2019, the National Association of Real Estate Investment Trusts ("NAREIT") defines NAREIT FFO as net income (loss) attributable to common shareholders computed in accordance with GAAP, excluding gains or losses from sales of certain real estate assets (including: depreciable real estate with land, land development property and securities), change in control of real estate equity investments, and interests in real estate equity investments and their applicable taxes, plus depreciation and amortization related to real estate and impairment of certain real estate assets and in substance real estate equity investments, including our share of unconsolidated real estate joint ventures and partnerships. We calculate NAREIT FFO in a manner consistent with the NAREIT definition.

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

NAREIT FFO and Core FFO is calculated as follows (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Net income attributable to common shareholders	$52,622	$49,666
Depreciation and amortization of real estate	36,475	33,743
Depreciation and amortization of real estate of unconsolidated real estate joint ventures and partnerships	3,797	2,952
Impairment of properties and real estate equity investments	44	74
Gain on sale of property, investment securities and interests in real estate equity investments	(13,574)	(18,949)
Gain on dispositions of unconsolidated real estate joint ventures and partnerships	(22,372)	(274)
Noncontrolling interests and other (1)	(575)	(489)
NAREIT FFO – basic	56,417	66,723
Income attributable to operating partnership units	528	528
NAREIT FFO – diluted	56,945	67,251
Adjustments for Core FFO:
Contract terminations	340	—
Core FFO – diluted	$57,285	$67,251

FFO weighted average shares outstanding – basic	127,862	127,756
Effect of dilutive securities:
Share options and awards	943	834
Operating partnership units	1,432	1,432
FFO weighted average shares outstanding – diluted	130,237	130,022

NAREIT FFO per common share – basic	$0.44	$0.52

NAREIT FFO per common share – diluted	$0.44	$0.52

Core FFO per common share – diluted	$0.44	$0.52
(1)	Related to gains, impairments and depreciation on operating properties and unconsolidated real estate joint ventures, where applicable.

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

Three Months Ended
March 31, 2020
Beginning of the period	155
Properties removed:
Redevelopments	(2)
Dispositions	(4)
End of the period	149

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

	Three Months Ended
	March 31,
	2020	2019
Net income attributable to common shareholders	$52,622	$49,666
Add:
Net income attributable to noncontrolling interests	1,626	1,588
Provision for income taxes	172	177
Interest expense, net	14,602	15,289
Property management fees	1,078	873
Depreciation and amortization	36,656	33,972
Impairment loss	44	74
General and administrative	2,307	9,581
Other (1)	88	444
Less:
Gain on sale of property	(13,576)	(17,787)
Equity in earnings of real estate joint ventures and partnership interests, net	(27,097)	(5,417)
Interest and other expense (income), net	5,828	(4,384)
Revenue adjustments (2)	3,125	(3,219)
Adjusted income	77,475	80,857
Less: Adjusted income related to consolidated entities not defined as same property and noncontrolling interests	(4,772)	(7,674)
Add: Pro rata share of unconsolidated entities defined as same property	7,756	7,122
Same Property Net Operating Income	$80,459	$80,305
(1)	Other includes items such as environmental abatement costs, demolition expenses and lease termination fees.
(2)	Revenue adjustments consist primarily of straight-line rentals, lease cancellation income and fee income primarily from real estate joint ventures and partnerships.

Newly Issued Accounting Pronouncements

See Note 2 to our condensed consolidated financial statements in Item 1 for additional information related to recent accounting pronouncements.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

We use fixed and floating-rate debt to finance our capital requirements. These transactions expose us to market risk related to changes in interest rates. Derivative financial instruments may be used to manage a portion of this risk, primarily interest rate contracts with major financial institutions. These agreements expose us to credit risk in the event of non-performance by the counter-parties. We do not engage in the trading of derivative financial instruments in the normal course of business. At March 31, 2020, we had fixed-rate debt of $1.7 billion, and variable-rate debt of $497 million. In the event interest rates were to increase 100 basis points and holding all other variables constant, annual net income and cash flows for the following year would decrease by approximately $.5 million associated with our variable-rate debt. The effect of the 100 basis points increase would decrease the fair value of our variable-rate and fixed-rate debt by approximately $19.1 million and $71.3 million, respectively.

ITEM 4.  Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of March 31, 2020. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2020.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal control over financial reporting to date as a result of most of our employees working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact to their design and operating effectiveness.

PART II-OTHER INFORMATION

ITEM 1.   Legal Proceedings

We are involved in various matters of litigation arising in the normal course of business. While we are unable to predict the amounts involved, our management and counsel believe that when such litigation is resolved, our resulting liability, if any, will not have a material effect on our condensed consolidated financial statements.

ITEM 1A. Risk Factors

The outbreak of the COVID-19 pandemic and related government, private sector and individual consumer responses, and recent declines in energy prices, may adversely affect our business operations, employee availability, financial performance, liquidity and cash flow for an unknown period of time.

The outbreak of COVID-19 has been declared a pandemic by the World Health Organization and has spread throughout the world, including the United States. Related government and private sector responsive actions may adversely affect our operations and have adversely affected the operations of our tenants. It is impossible to predict the effect and ultimate impact of this pandemic, as the situation is rapidly evolving. The COVID-19 pandemic has disrupted our tenants’ operations primarily due to mandated non-essential business shut downs and consumer/employee stay-at-home provisions. Retailers continue to seek ways to engage the customer by utilizing on-line ordering and curbside pick-up or delivery. Current and continued disruptions to our tenants’ operations can have a material adverse impact on our financial performance, liquidity and cash flows if tenants do not make their rental payments when due for a lengthy period of time.

There has also recently been a historic reduction in the price of oil and natural gas. This began as a dispute between Russia and Saudi Arabia and has been joined by a collapse in the demand for oil from the COVID-19 induced closure of non-essential businesses, consumer/employee stay-at-home provisions and the near-elimination of airline and other non-essential travel worldwide, and related supply glut. A prolonged collapse in energy prices increases the levels and unpredictability of losses of employment and general business activity, which could further negatively impact the operations of our tenants located throughout Texas, including the city of Houston, where we have a concentration of properties.

The COVID-19 pandemic and related recession may adversely affect lease extensions or renewals and increase the levels of store closings and tenant bankruptcies, which could also have a material adverse impact on our financial performance, liquidity and cash flows.

As a result of COVID-19, most of our personnel are working remotely, and it is possible this could have a negative impact on the execution of our business plans and operations. If a natural disaster, power outage, connectivity issues or other events occur that impact our employees’ ability to work remotely, it may be difficult for us to continue our business for a substantial period of time. The increase in remote working may also result in consumer privacy, IT security and fraud concerns.

Further as a result of COVID-19, our development and redevelopment plans over the next few years could be delayed or more costly for both labor and material costs. Our ability to acquire new centers or dispose of centers could also be impacted due the markets and liquidity issues. These disruptions to our growth and liquidity plans may negatively impact our financial performance and slow future growth.

The uncertainty around the duration of the business disruptions and the extent of the spread of the virus will likely continue to adversely impact the national economy and negatively impact consumer spending. Any of these outcomes could have a material adverse impact on our business, financial condition, operating results and ability to execute and capitalize on our strategies. The full extent of the impact on our operations and financial performance of the COVID-19 pandemic and energy prices depends on future developments that are uncertain and unpredictable, including, among others, their duration and impacts on employment and capital and financial markets, federal and state actions on businesses, taxes and consumers, the reactions to new information that may emerge concerning the virus and actions to contain it, and any negative impact on consumer demand for the goods and services of our tenants. Management’s estimates of the impact on our business are sensitive to change, and it is reasonably possible those estimates will change in the near term as a result of one or more future confirming events.

We have no further material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Repurchases of our common shares for the quarter ended March 31, 2020 are as follows (in thousands, except per share amounts):

	(a)	(b)	(c)	(d)
Maximum
			Total Number	Dollar Value
			of Shares	of Shares that
	Total		Purchased as	May Yet be
	Number of	Average	Part of Publicly	Purchased
	Shares	Price Paid	Announced	Under the
Period	Purchased	Per Share	Program	Program
January 1, 2020 to January 31, 2020 (1)	11	$31.08
February 1, 2020 to February 29, 2020 (1)	27	30.16
March 1, 2020 to March 31,2020 (2)	847	21.47	847	$163,262
(1)	Common shares surrendered or deemed surrendered to us to satisfy such employees' tax withholding obligations in connection with the vesting and/or exercise of awards under our equity-based compensation plans.
(2)	As of the date of this filing, $163.3 million of common shares remained available to be repurchased under the plan.

ITEM 3.   Defaults Upon Senior Securities

None.

ITEM 4.   Mine Safety Disclosures

Not applicable.

ITEM 5.   Other Information

Not applicable.

ITEM 6.   Exhibits

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

EXHIBIT INDEX

(a)		Exhibits:
10.1*	—

Eleventh Amendment to Promissory Note with Reliance Trust Company, Trustee of the Master Nonqualified Plan Trust under the Weingarten Realty Investors Supplemental Executive Retirement Plan and Retirement Benefit Restoration Plan, effective March 11, 2020.

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

*Filed with this report.

**Furnished with this report.

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

DATE: May 11, 2020