Form 10-Q
period 2020-06-30
WEINGARTEN REALTY INVESTORS /TX/
filed 2020-08-05
CIK 828916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

As of July 30, 2020, there were 128,103,123 common shares of beneficial interest of Weingarten Realty Investors, $.03 par value, outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1. Financial Statements

WEINGARTEN REALTY INVESTORS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues:
Rentals, net	$95,813	$119,462	$203,863	$239,288
Other	2,322	3,198	5,624	6,510
Total Revenues	98,135	122,660	209,487	245,798
Operating Expenses:
Depreciation and amortization	37,627	34,967	74,283	68,939
Operating	19,978	22,767	43,138	47,015
Real estate taxes, net	15,733	15,736	30,741	31,867
Impairment loss	—	—	44	74
General and administrative	12,920	8,880	15,227	18,461
Total Operating Expenses	86,258	82,350	163,433	166,356
Other Income (Expense):
Interest expense, net	(15,776)	(14,953)	(30,378)	(30,242)
Interest and other income (expense), net	5,293	1,921	(535)	6,305
Gain on sale of property	7,898	52,061	21,474	69,848
Total Other (Expense) Income	(2,585)	39,029	(9,439)	45,911
Income Before Income Taxes and Equity in Earnings of Real Estate Joint Ventures and Partnerships	9,292	79,339	36,615	125,353
Provision for Income Taxes	(343)	(484)	(515)	(661)
Equity in Earnings of Real Estate Joint Ventures and Partnerships, net	3,428	6,665	30,525	12,082
Net Income	12,377	85,520	66,625	136,774
Less: Net Income Attributable to Noncontrolling Interests	(1,009)	(1,711)	(2,635)	(3,299)
Net Income Attributable to Common Shareholders	$11,368	$83,809	$63,990	$133,475
Earnings Per Common Share - Basic:
Net income attributable to common shareholders	$0.09	$0.66	$0.50	$1.04
Earnings Per Common Share - Diluted:
Net income attributable to common shareholders	$0.09	$0.65	$0.50	$1.03

See Notes to Condensed Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net Income	$12,377	$85,520	$66,625	$136,774
Other Comprehensive Income:
Reclassification adjustment of derivatives and designated hedges into net income	(224)	(221)	(445)	(440)
Retirement liability adjustment	273	299	570	587
Total	49	78	125	147
Comprehensive Income	12,426	85,598	66,750	136,921
Comprehensive Income Attributable to Noncontrolling Interests	(1,009)	(1,711)	(2,635)	(3,299)
Comprehensive Income Adjusted for Noncontrolling Interests	$11,417	$83,887	$64,115	$133,622

See Notes to Condensed Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)

	June 30,	December 31,
	2020	2019
ASSETS
Property	$4,202,337	$4,145,249
Accumulated Depreciation	(1,156,304)	(1,110,675)
Property Held for Sale, net	24,421	—
Property, net *	3,070,454	3,034,574
Investment in Real Estate Joint Ventures and Partnerships, net	401,724	427,947
Total	3,472,178	3,462,521

Unamortized Lease Costs, net	146,620	148,479

Accrued Rent, Accrued Contract Receivables and Accounts Receivable (net of allowance for doubtful accounts of $13,839 in 2020) *	73,760	83,639
Cash and Cash Equivalents *	14,203	41,481
Restricted Deposits and Escrows	14,063	13,810
Other, net	186,385	188,004
Total Assets	$3,907,209	$3,937,934

LIABILITIES AND EQUITY
Debt, net *	$1,743,194	$1,732,338
Accounts Payable and Accrued Expenses	97,776	111,666
Other, net	210,507	217,770
Total Liabilities	2,051,477	2,061,774

Commitments and Contingencies (see Note 12)	—	—

Equity:
Shareholders' Equity:
Common Shares of Beneficial Interest - par value, $.03 per share; shares authorized: 275,000; shares issued and outstanding:128,103 in 2020 and 128,702 in 2019	3,890	3,905
Additional Paid-In Capital	1,767,972	1,779,986
Net Income Less Than Accumulated Dividends	(85,008)	(74,293)
Accumulated Other Comprehensive Loss	(11,158)	(11,283)
Total Shareholders' Equity	1,675,696	1,698,315
Noncontrolling Interests	180,036	177,845
Total Equity	1,855,732	1,876,160
Total Liabilities and Equity	$3,907,209	$3,937,934

* Consolidated variable interest entities' assets and debt included in the above balances (see Note 13):
Property, net	$195,886	$196,636
Accrued Rent, Accrued Contract Receivables and Accounts Receivable, net	9,071	10,548
Cash and Cash Equivalents	9,757	8,135
Debt, net	44,589	44,993

See Notes to Condensed Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2020	2019
Cash Flows from Operating Activities:
Net Income	$66,625	$136,774
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	74,283	68,939
Amortization of debt deferred costs and intangibles, net	1,392	1,627
Non-cash lease expense	641	602
Impairment loss	44	74
Equity in earnings of real estate joint ventures and partnerships, net	(30,525)	(12,082)
Gain on sale of property	(21,474)	(69,848)
Uncollectible revenue allowance	11,429	—
Distributions of income from real estate joint ventures and partnerships	18,418	9,508
Changes in accrued rent, accrued contract receivables and accounts receivable, net	(1,812)	20,361
Changes in unamortized lease costs and other assets, net	(1,925)	(11,791)
Changes in accounts payable, accrued expenses and other liabilities, net	(10,076)	(11,882)
Other, net	1,672	2,404
Net cash provided by operating activities	108,692	134,686
Cash Flows from Investing Activities:
Acquisition of real estate and land, net	(25,506)	(52,659)
Development and capital improvements	(78,258)	(95,895)
Proceeds from sale of property and real estate equity investments, net	58,448	194,394
Real estate joint ventures and partnerships - Investments	(4,391)	(24,355)
Real estate joint ventures and partnerships - Distribution of capital	17,520	2,340
Proceeds from investments	—	9,125
Other, net	(1,513)	3,019
Net cash (used in) provided by investing activities	(33,700)	35,969
Cash Flows from Financing Activities:
Principal payments of debt	(20,123)	(3,173)
Changes in unsecured credit facilities	12,000	(5,000)
Proceeds from issuance of common shares of beneficial interest, net	208	764
Repurchase of common shares of beneficial interest, net	(18,219)	—
Common share dividends paid	(73,994)	(101,641)
Debt issuance and extinguishment costs paid	(6)	(310)
Distributions to noncontrolling interests	(1,594)	(3,161)
Contributions from noncontrolling interests	1,150	326
Other, net	(1,439)	(1,521)
Net cash used in financing activities	(102,017)	(113,716)
Net (decrease) increase in cash, cash equivalents and restricted cash equivalents	(27,025)	56,939
Cash, cash equivalents and restricted cash equivalents at January 1	55,291	76,137
Cash, cash equivalents and restricted cash equivalents at June 30	$28,266	$133,076
Supplemental disclosure of cash flow information:
Cash paid for interest (net of amount capitalized of $4,573 and $6,204, respectively)	$29,094	$28,995
Cash paid for income taxes	$793	$1,456
Cash paid for amounts included in operating lease liabilities	$1,555	$1,565

See Notes to Condensed Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands, except per share amounts)

	Six Months Ended June 30, 2020
	Common		Net Income	Accumulated
	Shares of	Additional	Less Than	Other
	Beneficial	Paid-In	Accumulated	Comprehensive	Noncontrolling
	Interest	Capital	Dividends	Loss	Interests	Total
Balance, January 1, 2020	$3,905	$1,779,986	$(74,293)	$(11,283)	$177,845	$1,876,160
Net income			52,622		1,626	54,248
Shares repurchased and cancelled	(25)	(18,194)				(18,219)
Shares issued under benefit plans, net	10	5,767				5,777
Cumulative effect adjustment of accounting standards			(711)			(711)
Dividends paid – common shares ($.395 per share)			(50,935)			(50,935)
Distributions to noncontrolling interests					(1,301)	(1,301)
Contributions from noncontrolling interests					1,150	1,150
Other comprehensive income				76		76
Balance, March 31, 2020	3,890	1,767,559	(73,317)	(11,207)	179,320	1,866,245
Net income			11,368		1,009	12,377
Shares issued under benefit plans, net		413				413
Dividends paid – common shares ($.18 per share)			(23,059)			(23,059)
Distributions to noncontrolling interests					(293)	(293)
Other comprehensive income				49		49
Balance, June 30, 2020	$3,890	$1,767,972	$(85,008)	$(11,158)	$180,036	$1,855,732

	Six Months Ended June 30, 2019
	Common		Net Income	Accumulated
	Shares of	Additional	Less Than	Other
	Beneficial	Paid-In	Accumulated	Comprehensive	Noncontrolling
	Interest	Capital	Dividends	Loss	Interests	Total
Balance, January 1, 2019	$3,893	$1,766,993	$(186,431)	$(10,549)	$176,793	$1,750,699
Net income			49,666		1,588	51,254
Shares issued under benefit plans, net	10	8,141				8,151
Dividends paid – common shares ($.395 per share)			(50,816)			(50,816)
Distributions to noncontrolling interests					(1,572)	(1,572)
Contributions from noncontrolling interests					326	326
Other comprehensive income				69		69
Other, net		1,955			368	2,323
Balance, March 31, 2019	3,903	1,777,089	(187,581)	(10,480)	177,503	1,760,434
Net income			83,809		1,711	85,520
Shares issued under benefit plans, net	1	1,231				1,232
Dividends paid – common shares ($.395 per share)			(50,825)			(50,825)
Distributions to noncontrolling interests					(1,589)	(1,589)
Other comprehensive income				78		78
Balance, June 30, 2019	$3,904	$1,778,320	$(154,597)	$(10,402)	$177,625	$1,794,850

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

We operate a portfolio of neighborhood and community shopping centers, totaling approximately 31.4 million square feet of gross leasable area that is either owned by us or others. We have a diversified tenant base, with our largest tenant comprising only 2.6% of base minimum rental revenues during the six months of 2020. Total revenues generated by our centers located in Houston and its surrounding areas was 20.1% of total revenue for the six months ended June 30, 2020, and an additional 9.6% of total revenue was generated during this period from centers that are located in other parts of Texas. Also, in Florida and California, an additional 20.9% and 17.3%, respectively, of total revenue was generated during the six months of 2020.

In March 2020, the World Health Organization declared the novel coronavirus (“COVID-19”) a pandemic. The impact of COVID-19 continues to evolve and most cities and states have imposed measures to control its spread including social distancing and limiting group gatherings. These measures have created risks and uncertainties surrounding our operations and geographic concentrations. The pandemic has resulted in, at certain locations, the closure or limited operations of non-essential businesses and consumer/employee stay-at-home provisions. Given this continually evolving situation, the duration and severity of these matters and their ultimate effect are uncertain at this time.

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

Leases

In April 2020, the Financial Accounting Standards Board ("FASB") published a Staff Q&A regarding Accounting for Lease Concessions Related to the Effects of the COVID-19 pandemic. As the pandemic is expected to result in numerous tenant rent and lease concessions, the intent of the publication was to provide relief to lessors in assessing whether a lease modification exists. The FASB publication provides for an election to bypass the lease-by-lease analysis and account for lease concessions, directly related to the effects of the COVID-19 pandemic, consistent with how those concessions would be accounted for as though enforceable rights and obligations for those concessions existed in the original contract. Accordingly, an entity would not have to analyze each contract to determine whether those rights exist in the contract and can elect to apply or not apply lease modification guidance to those contracts. Such election is required to be applied consistently to leases with similar characteristics and circumstances. This election is available for COVID-19 related concessions that do not result in a substantial increase in the rights of the lessor or the obligations of the lessee and the total payments required by the modified lease are substantially the same as or less than total payments required by the original lease. As of April 1, 2020, we elected to not apply lease modification guidance to those contracts. As such, any lease deferral concessions will remain recorded in Accrued Rent, Accrued Contract Receivables and Accounts Receivable, net, and rent abatements will be recorded as a reduction to Rentals, net in our consolidated financial statements. Subject to this guidance, as of June 30, 2020, we negotiated lease deferral concessions of $9.3 million and rent abatements of $.3 million (see Note 7 for additional information) that were granted to tenants related to the COVID-19 pandemic. Discussions are continuing with tenants as the effects of COVID-19 mandates evolve.

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

The duration of the COVID-19 pandemic and its impact on our tenants’ operations, including, in some cases, their ability to resume operations once governmental and legislative restrictions are eased has caused uncertainty in our ongoing ability to collect rents when due. Considering the potential impact of these uncertainties, our collection assessment also took into consideration the type of retailer and current discussions with the tenants, as well as recent rent collection experience and tenant bankruptcies based on the best information available to management at the time of evaluation. For the three and six months ended June 30, 2020, we reduced rental revenues by $19.3 million and $28.7 million, respectively, due to lease related reserves and write-offs, which includes $4.8 million and $12.4 million, respectively, for straight-line rent receivables.

Restricted Deposits and Escrows

Restricted deposits are held or restricted for a specific use or in a qualified escrow account for the purposes of completing like-kind exchange transactions. Escrows consist of deposits held by third parties or lenders for a specific use, including capital improvements, rental income and taxes.

Our restricted deposits and escrows consist of the following (in thousands):

	June 30,	December 31,
	2020	2019
Restricted deposits	$13,635	$12,793
Escrows	428	1,017
Total	$14,063	$13,810

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

Our tax increment revenue bonds have been classified as held to maturity and are recorded at amortized cost offset by a recognized credit loss (see Note 14 for further information). Due to the recognized credit loss, interest on these bonds is recorded at an effective interest rate when cash payments are received. The bonds are evaluated for credit losses based on discounted estimated future cash flows. Any future receipts in excess of the amortized basis will be recognized as revenue when received. The credit risk associated with the amortized value of these bonds is low as the bonds are earmarked for repayments from sales and property taxes associated with a government entity. At June 30, 2020, no credit allowance has been recorded.

Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss by component consists of the following (in thousands):

			Defined
			Benefit
			Pension
	Gain on		Plan-
	Cash Flow		Actuarial
	Hedges		Loss		Total
Balance, December 31, 2019	$(3,614)		$14,897		$11,283
Amounts reclassified from accumulated other comprehensive loss	221	(1)	(297)	(2)	(76)
Net other comprehensive loss (income)	221		(297)		(76)
Balance, March 31, 2020	(3,393)		14,600		11,207
Amounts reclassified from accumulated other comprehensive loss	224	(1)	(273)	(2)	(49)
Net other comprehensive loss (income)	224		(273)		(49)
Balance, June 30, 2020	$(3,169)		$14,327		$11,158

			Defined
			Benefit
			Pension
	Gain on		Plan-
	Cash Flow		Actuarial
	Hedges		Loss		Total
Balance, December 31, 2018	$(4,501)		$15,050		$10,549
Amounts reclassified from accumulated other comprehensive loss	219	(1)	(288)	(2)	(69)
Net other comprehensive loss (income)	219		(288)		(69)
Balance, March 31, 2019	(4,282)		14,762		10,480
Amounts reclassified from accumulated other comprehensive loss	221	(1)	(299)	(2)	(78)
Net other comprehensive loss (income)	221		(299)		(78)
Balance, June 30, 2019	$(4,061)		$14,463		$10,402
(1)	This reclassification component is included in interest expense.
(2)	This reclassification component is included in the computation of net periodic benefit cost (see Note 11 for additional information).

Additionally, as of June 30, 2020 and December 31, 2019, the net gain balance in accumulated other comprehensive loss relating to previously terminated cash flow interest rate swap contracts was $3.2 million and $3.6 million, respectively, which will be reclassified to net interest expense as interest payments are made on the originally hedged debt. Within the next 12 months, approximately $.9 million in accumulated other comprehensive loss is expected to be reclassified as a reduction to interest expense related to our interest rate contracts.

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

Note 3. Property

Our property consists of the following (in thousands):

	June 30,	December 31,
	2020	2019
Land	$934,629	$911,521
Land held for development	41,078	40,667
Land under development	22,777	53,076
Buildings and improvements	3,016,131	2,898,867
Construction in-progress	187,722	241,118
Total	$4,202,337	$4,145,249

During the six months ended June 30, 2020, we sold two centers and other property. Aggregate gross sales proceeds from these transactions approximated $33.5 million and generated gains of approximately $21.5 million. Also, during the six months ended June 30, 2020, we acquired one grocery-anchored shopping center and other property with an aggregate gross purchase price of approximately $43.0 million, and we invested $49.2 million in new development projects.

At June 30, 2020, we classified one real estate center, totaling $25.9 million before accumulated depreciation, as held for sale, which was sold subsequent to quarter-end. At December 31, 2019, no real estate centers were classified as held for sale.

Note 4. Investment in Real Estate Joint Ventures and Partnerships

We own interests in real estate joint ventures or limited partnerships and had tenancy-in-common interests in which we exercise significant influence, but do not have financial and operating control. We account for these investments using the equity method, and our interests ranged for the periods presented from 20% to 90% in both 2020 and 2019. Combined condensed financial information of these ventures (at 100%) is summarized as follows (in thousands):

	June 30,	December 31,
	2020	2019
Combined Condensed Balance Sheets

ASSETS
Property	$1,221,547	$1,378,328
Accumulated depreciation	(287,561)	(331,856)
Property, net	933,986	1,046,472
Other assets, net	107,229	108,366
Total Assets	$1,041,215	$1,154,838

LIABILITIES AND EQUITY
Debt, net (primarily mortgages payable)	$263,404	$264,782
Amounts payable to Weingarten Realty Investors and Affiliates	9,511	11,972
Other liabilities, net	24,853	25,498
Total Liabilities	297,768	302,252
Equity	743,447	852,586
Total Liabilities and Equity	$1,041,215	$1,154,838

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Combined Condensed Statements of Operations
Revenues, net	$26,817	$32,877	$60,556	$65,392
Expenses:
Depreciation and amortization	8,902	7,646	17,664	15,495
Interest, net	2,334	2,491	4,752	4,950
Operating	5,462	5,685	12,573	11,785
Real estate taxes, net	4,215	4,522	8,615	9,057
General and administrative	233	243	338	312
Provision for income taxes	34	36	70	69
Total	21,180	20,623	44,012	41,668
Gain on dispositions	2,090	1,474	46,789	2,009
Net income	$7,727	$13,728	$63,333	$25,733

Our investment in real estate joint ventures and partnerships, as reported in our Condensed Consolidated Balance Sheets, differs from our proportionate share of the entities’ underlying net assets due to basis differences, which arose upon the transfer of assets to the joint ventures. The net positive basis differences, which totaled $11.1 million and $9.0 million at June 30, 2020 and December 31, 2019, respectively, are generally amortized over the useful lives of the related assets.

We recorded joint venture fee income of $1.1 million and $1.4 million included in Other revenue for the three months ended June 30, 2020 and 2019, respectively, and $2.7 million and $2.9 million for the six months ended June 30, 2020 and 2019, respectively. Additionally, as a result of COVID-19, for the three and six months ended June 30, 2020, our joint venture and partnerships have reduced revenues by $5.1 million and $5.9 million, respectively, due to lease related reserves and write-offs, which includes $1.7 million and $2.6 million, respectively, for straight-line rent receivables. Of these amounts for the three and six months ended June 30, 2020, our share totaled $1.7 million and $2.0 million, respectively, which includes $.4 million and $.7 million, respectively, for straight-line rent receivables. For additional information, see Note 1.

During 2020, we sold two centers and our interest in two centers, ranging from 20% to 50%, at an aggregate gross value of approximately $148.3 million, of which our share of the gain, included in equity earnings in real estate joint ventures and partnerships, totaled $23.4 million. Also during the six months ended June 30, 2020, we invested an additional $4.4 million in a 90% owned unconsolidated real estate joint venture for a mixed-use new development.

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

Note 5. Debt

Our debt consists of the following (in thousands):

	June 30,	December 31,
	2020	2019
Debt payable, net to 2038 (1)	$1,652,064	$1,653,154
Unsecured notes payable under credit facilities	12,000	—
Debt service guaranty liability	57,380	57,380
Finance lease obligation	21,750	21,804
Total	$1,743,194	$1,732,338
(1)	At both June 30, 2020 and December 31, 2019, interest rates ranged from 3.3% to 7.0% at a weighted average rate of 3.9% for both periods.

	June 30,	December 31,
	2020	2019
As to interest rate (including the effects of interest rate contracts):
Fixed-rate debt	$1,731,194	$1,714,890
Variable-rate debt	12,000	17,448
Total	$1,743,194	$1,732,338
As to collateralization:
Unsecured debt	$1,463,697	$1,450,762
Secured debt	279,497	281,576
Total	$1,743,194	$1,732,338

We maintain a $500 million unsecured revolving credit facility, which was amended and extended on December 11, 2019. This facility expires in March 2024, provides for two consecutive six-month extensions upon our request, and borrowing rates that float at a margin over LIBOR plus a facility fee. At both June 30, 2020 and December 31, 2019, the borrowing margin and facility fee, which are priced off a grid that is tied to our senior unsecured credit ratings, were 82.5 and 15 basis points, respectively. The facility also contains a competitive bid feature that allows us to request bids for up to $250 million. Additionally, an accordion feature allows us to increase the facility amount up to $850 million.

Additionally, we have a $10 million unsecured short-term facility, which was amended and extended on January 3, 2020, that we maintain for cash management purposes, which matures in March 2021. At both June 30, 2020 and December 31, 2019, the facility provided for fixed interest rate loans at a 30-day LIBOR rate plus a borrowing margin, facility fee and an unused facility fee of 125, 10, and 5 basis points, respectively.

The following table discloses certain information regarding our unsecured notes payable under our credit facilities (in thousands, except percentages):

	June 30,	December 31,
	2020	2019
Unsecured revolving credit facility:
Balance outstanding	$12,000	$—
Available balance	486,068	497,946
Letters of credit outstanding under facility	1,932	2,054
Variable interest rate (excluding facility fee)	0.94%	—%
Unsecured short-term facility:
Balance outstanding	$—	$—
Variable interest rate (excluding facility fee)	—%	—%
Both facilities:
Maximum balance outstanding during the period (1)	$497,000	$5,000
Weighted average balance	146,489	123
Year-to-date weighted average interest rate (excluding facility fee)	1.0%	3.3%
(1)	At March 31, 2020, we drew down the available balance of our unsecured revolving credit facility to increase liquidity and preserve financial flexibility in light of the uncertainty regarding the COVID-19 pandemic on the markets at that time. During the three months ended June 30, 2020, we paid down the majority of the balance due to the stability of the financial markets and the availability to us of other sources of liquidity.

Related to a development project in Sheridan, Colorado, we have provided a guaranty for the payment of any debt service shortfalls until a coverage rate of 1.4x is met on tax increment revenue bonds issued in connection with the project. The bonds are to be repaid with incremental sales and property taxes and a public improvement fee (“PIF”) to be assessed on current and future retail sales and, to the extent necessary, any amounts we may have to provide under a guaranty. The incremental taxes and PIF are to remain intact until the earlier of the date the bond liability has been paid in full or 2040. Therefore, a debt service guaranty liability equal to the fair value of the amounts funded under the bonds was recorded. As of both June 30, 2020 and December 31, 2019, we had $57.4 million outstanding for the debt service guaranty liability.

During the year ended December 31, 2019, we repaid a $50 million secured fixed-rate mortgage with a 7.0% interest rate from cash from our disposition proceeds.

Various leases and properties, and current and future rentals from those leases and properties, collateralize certain debt. At June 30, 2020 and December 31, 2019, the carrying value of such assets aggregated $492.6 million and $463.7 million, respectively. Additionally, at both June 30, 2020 and December 31, 2019, investments of $5.3 million included in Restricted Deposits and Escrows are held as collateral for letters of credit totaling $5.0 million.

Scheduled principal payments on our debt (excluding $12.0 million outstanding under our revolving credit facility, $21.8 million of a finance lease obligation, $(3.5) million net premium/(discount) on debt, $(5.1) million of deferred debt costs, $1.8 million of non-cash debt-related items, and $57.4 million debt service guaranty liability) are due during the following years (in thousands):

2020 remaining	$2,853
2021	18,795
2022	308,298
2023	348,207
2024	252,561
2025	294,232
2026	277,733
2027	53,604
2028	92,159
2029	917
Thereafter	9,518
Total	$1,658,877

Our various debt agreements contain restrictive covenants, including minimum interest and fixed charge coverage ratios, minimum unencumbered interest coverage ratios, minimum net worth requirements and maximum total debt levels. We are not aware of any non-compliance with our public debt and revolving credit facility covenants as of June 30, 2020; however, our continued compliance with these covenants depends on many factors and could be impacted by current or future economic conditions, including those associated with the COVID-19 pandemic.

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

During the six months ended June 30, 2020, .8 million common shares were repurchased at an average price of $21.47 per share, and no common shares were purchased during the year ended December 31, 2019. At June 30, 2020 and as of the date of this filing, $163.3 million of common shares remained available to be repurchased under this plan.

Note 7. Leasing Operations

As a commercial real estate lessor, generally our leases are for terms of 10 years or less and may include multiple options, upon tenant election, to extend the lease term in increments up to five years. Our leases typically do not include an option to purchase. Tenant terminations prior to the lease end date occasionally results in a one-time termination fee based on the remaining unpaid lease payments including variable payments and could be material to the tenant. Many of our leases have increasing minimum rental rates during the terms of the leases through escalation provisions. In addition, the majority of our leases provide for variable rental revenues, such as, reimbursements of real estate taxes, maintenance and insurance and may include an amount based on a percentage of the tenants’ sales. Also, rent abatements related to the COVID-19 pandemic of $.3 million were recorded as a reduction to variable lease payments for both the three and six months ended June 30, 2020 (see Note 1 for additional information).

Variable lease payments recognized in Rentals, net are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Variable lease payments	$24,084	$26,175	$50,961	$54,105

Note 8. Supplemental Cash Flow Information

Cash, cash equivalents and restricted cash equivalents consists of the following (in thousands):

	June 30,	June 30,
	2020	2019
Cash and cash equivalents	$14,203	$118,222
Restricted deposits and escrows (see Note 1)	14,063	14,854
Total	$28,266	$133,076

Supplemental disclosure of non-cash transactions is summarized as follows (in thousands):

	Six Months Ended
	June 30,
	2020	2019
Accrued property construction costs	$11,880	$9,800
Right-of-use assets exchanged for operating lease liabilities	448	43,258
Increase in debt, net associated with the acquisition of real estate and land	17,952	—

Note 9. Earnings Per Share

Earnings per common share – basic is computed using net income attributable to common shareholders and the weighted average number of shares outstanding – basic. Earnings per common share – diluted includes the effect of potentially dilutive securities. Earnings per common share – basic and diluted components for the periods indicated are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Numerator:
Net income	$12,377	$85,520	$66,625	$136,774
Net income attributable to noncontrolling interests	(1,009)	(1,711)	(2,635)	(3,299)
Net income attributable to common shareholders – basic	11,368	83,809	63,990	133,475
Income attributable to operating partnership units	—	528	—	1,056
Net income attributable to common shareholders – diluted	$11,368	$84,337	$63,990	$134,531
Denominator:
Weighted average shares outstanding – basic	127,242	127,856	127,552	127,807
Effect of dilutive securities:
Share options and awards	861	847	899	841
Operating partnership units	—	1,432	—	1,432
Weighted average shares outstanding – diluted	128,103	130,135	128,451	130,080

Anti-dilutive securities of our common shares, which are excluded from the calculation of earnings per common share – diluted, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Operating partnership units	1,432	—	1,432	—

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

The fair value of the market-based share awards was estimated on the date of grant using a Monte Carlo valuation model based on the following assumptions:

	Six Months Ended
	June 30, 2020
	Minimum	Maximum
Dividend yield	0.0%	5.2%
Expected volatility (1)	19.0%	20.0%
Expected life (in years)	N/A	3
Risk-free interest rate	0.0%	1.6%
(1)	Includes the volatility of the FTSE NAREIT U.S. Shopping Center Index and Weingarten Realty Investors.

A summary of the status of unvested share awards for the six months ended June 30, 2020 is as follows:

		Weighted
		Average
	Unvested	Grant
	Share	Date Fair
	Awards	Value
Outstanding, January 1, 2020	801,346	$29.56
Granted:
Service-based awards	144,640	30.19
Market-based awards relative to FTSE NAREIT U.S. Shopping Center Index	66,953	31.18
Market-based awards relative to three-year absolute TSR	66,952	21.29
Vested	(218,773)	34.07
Forfeited	(229)	29.07
Outstanding, June 30, 2020	860,889	$28.00

As of June 30, 2020 and December 31, 2019, there was approximately $2.7 million and $2.1 million, respectively, of total unrecognized compensation cost related to unvested share awards, which is expected to be amortized over a weighted average of 1.9 years and 1.8 years at June 30, 2020 and December 31, 2019, respectively.

Note 11. Employee Benefit Plans

Defined Benefit Plan

We sponsor a noncontributory qualified retirement plan. The components of net periodic benefit cost for this plan are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Service cost	$305	$272	$578	$597
Interest cost	397	564	677	1,039
Expected return on plan assets	(840)	(877)	(1,432)	(1,738)
Amortization of net loss	273	299	570	587
Total	$135	$258	$393	$485

The components of net periodic benefit cost other than the service cost component are included in Interest and Other Income (Expense), net in the Condensed Consolidated Statements of Operations.

For both the six months ended June 30, 2020 and 2019, we contributed $1.0 million to the qualified retirement plan. Currently, we do not anticipate making any additional contributions to this plan during 2020.

Defined Contribution Plans

Compensation expense related to our defined contribution plans was $.9 million and $1.0 million for the three months ended June 30, 2020 and 2019, respectively, and $2.0 million for both the six months ended June 30, 2020 and 2019.

Note 12. Commitments and Contingencies

Commitments and Contingencies

As of June 30, 2020 and December 31, 2019, we participated in two real estate ventures structured as DownREIT partnerships. We have operating and financial control over these ventures and consolidate them in our condensed consolidated financial statements. These ventures allow the outside limited partners to put their interest in the partnership to us, and we have the option to redeem the interest in cash or a fixed number of our common shares, at our discretion. We also participate in a real estate venture that has a property in Texas that allows its outside partner to put operating partnership units to us. We have the option to redeem these units in cash or a fixed number of our common shares, at our discretion. The aggregate redemption value of these interests was approximately $27 million and $45 million as of June 30, 2020 and December 31, 2019, respectively.

As a REIT, we generally will not be subject to corporate level federal income tax on taxable income we distribute to our shareholders. As long as we distribute at least 90% of the taxable income of the REIT to our shareholders as dividends, we will not be taxed on the portion of our income we distribute as dividends unless we have ineligible transactions. As such, due to the magnitude of our dispositions during 2020, it is likely we will pay a special dividend near year-end in addition to our quarterly dividend; however, the amount of such dividend is not yet determinable.

As of June 30, 2020, we have entered into commitments aggregating $61.3 million comprised principally of construction contracts which are generally due in 12 to 36 months.

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

Note 13. Variable Interest Entities

Consolidated VIEs:

At both June 30, 2020 and December 31, 2019, eight of our real estate joint ventures, whose activities primarily consisted of owning and operating 21 neighborhood/community shopping centers, were determined to be VIEs. Based on a financing agreement by one of our real estate joint ventures that has a bottom dollar guaranty, which is disproportionate to our ownership, we have determined that we are the primary beneficiary and have consolidated this joint venture. For the remaining real estate joint ventures, we concluded we are the primary beneficiary based primarily on our significant power to direct the entities’ activities without any substantive kick-out or participating rights.

A summary of our consolidated VIEs is as follows (in thousands):

	June 30,	December 31,
	2020	2019
Assets Held by VIEs	$228,190	$228,954
Assets Held as Collateral for Debt (1)	38,678	39,782
Maximum Risk of Loss (1)	29,784	29,784
(1)	Represents the amount of debt and related assets held as collateral associated with the bottom dollar guaranty at one real estate joint venture.

Restrictions on the use of these assets can be significant because they may serve as collateral for debt. Further, we are generally required to obtain our partner’s approval in accordance with the joint venture agreement for any major transactions. Transactions with these joint ventures in our condensed consolidated financial statements have primarily been positive as demonstrated by the generation of net income and operating cash flows, as well as the receipt of cash distributions. We and our partners are subject to the provisions of the joint venture agreements which include provisions for when additional contributions may be required to fund operating cash shortfalls, development expenditures, unplanned capital expenditures and repayment of debts. For the six months ended June 30, 2020, $2.7 million in additional contributions were made to pay off an outstanding debt.

Unconsolidated VIEs:

At both June 30, 2020 and December 31, 2019, two unconsolidated real estate joint ventures were determined to be VIEs. We have determined that one entity was a VIE through the issuance of a secured loan, since the lender had the ability to make decisions that could have a significant impact on the success of the entity. Based on the associated agreements for the future development of a mixed-use project, we concluded that the other entity was a VIE, but we are not the primary beneficiary as the substantive participating rights associated with the entity are shared, and we do not have the power to direct the significant activities of the entity. Our analysis considered that all major decisions require unanimous member consent and those decisions include significant activities such as development, financing, leasing and operations of the entity.

A summary of our unconsolidated VIEs is as follows (in thousands):

	June 30,	December 31,
	2020	2019
Investment in Real Estate Joint Ventures and Partnerships, net (1)	$131,632	$128,361
Other Liabilities, net (2)	7,179	7,735
Maximum Risk of Loss (3)	34,000	34,000
(1)	The carrying amount of the investment represents our contributions to a real estate joint venture, net of any distributions made and our portion of the equity in earnings of the real estate joint venture. The increase between periods represents new development funding of a mixed-use project.
(2)	Includes the carrying amount of an investment where distributions have exceeded our contributions and our portion of the equity in earnings for a real estate joint venture.
(3)	The maximum risk of loss has been determined to be limited to our debt exposure for the real estate joint ventures. Additionally, our investment, including contributions and distributions, associated with a mixed-use project is disclosed in (1) above.

We and our partners are subject to the provisions of the joint venture agreements that specify conditions, including operating shortfalls, development expenditures and unplanned capital expenditures, under which additional contributions may be required. With respect to our future development of a mixed-used project, we anticipate future funding of approximately $4.7 million through 2020.

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

Recurring Fair Value Measurements:

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019, aggregated by the level in the fair value hierarchy in which those measurements fall, are as follows (in thousands):

	Quoted Prices
	in Active
	Markets for	Significant
	Identical	Other	Significant
	Assets	Observable	Unobservable	Fair Value at
	and Liabilities	Inputs	Inputs	June 30,
	(Level 1)	(Level 2)	(Level 3)	2020
Assets:
Cash equivalents, primarily money market funds (1)	$153			$153
Restricted cash, primarily money market funds (1)	11,170			11,170
Investments, mutual funds held in a grantor trust (1)	37,314			37,314
Total	$48,637	$—	$—	$48,637
Liabilities:
Deferred compensation plan obligations	$37,314			$37,314
Total	$37,314	$—	$—	$37,314

________________________________________

(1)	For the three and six months ended June 30, 2020, a net gain of $5.1 million and a net loss of $(.9) million, respectively, was included in Interest and Other Income (Expense), net, of which $4.4 million and $(1.9) million represented an unrealized gain (loss), respectively.

	Quoted Prices
	in Active
	Markets for	Significant
	Identical	Other	Significant
	Assets	Observable	Unobservable	Fair Value at
	and Liabilities	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2019
Assets:
Cash equivalents, primarily money market funds (1)	$28,330			$28,330
Restricted cash, primarily money market funds (1)	9,916			9,916
Investments, mutual funds held in a grantor trust (1)	38,378			38,378
Total	$76,624	$—	$—	$76,624
Liabilities:
Deferred compensation plan obligations	$38,378			$38,378
Total	$38,378	$—	$—	$38,378

________________________________________

(1)

For the year ended December 31, 2019, a net gain of $9.4 million was included in Interest and Other Income, net, of which $6.7 million represented an unrealized gain. Included in these amounts for the three and six months ended June 30, 2019 was a net gain of $1.7 million and $5.2 million, respectively, of which $.9 million and $3.9 million, respectively, represented an unrealized gain.

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

No assets were measured at fair value on a nonrecurring basis at June 30, 2020. Assets measured at fair value on a nonrecurring basis at December 31, 2019 aggregated by the level in the fair value hierarchy in which those measurements fall, are as follows (in thousands):

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

Fair Value Disclosures:

Unless otherwise described below, short-term financial instruments and receivables are carried at amounts, which approximate their fair values based on their highly-liquid nature, short-term maturities and/or expected interest rates for similar instruments.

Schedule of our fair value disclosures is as follows (in thousands):

	June 30, 2020			December 31, 2019
		Fair Value			Fair Value
		Using	Fair Value		Using	Fair Value
		Significant	Using		Significant	Using
		Other	Significant		Other	Significant
		Observable	Unobservable		Observable	Unobservable
	Carrying	Inputs	Inputs	Carrying	Inputs	Inputs
	Value	(Level 2)	(Level 3)	Value	(Level 2)	(Level 3)
Other Assets:
Tax increment revenue bonds (1)	$17,277		$21,000	$17,277		$25,000
Debt:
Fixed-rate debt	1,731,194		1,799,226	1,714,890		1,787,663
Variable-rate debt	12,000		11,814	17,448		17,426
(1)	At December 31, 2019, prior to the adoption of ASC 326, the amortized cost basis was net of a previously recognized other-than-temporary impairment on our tax increment revenue bonds of $31.0 million.

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

Note 15. Subsequent Events

COVID-19, which was characterized on March 11, 2020 by the World Health Organization as a pandemic, has resulted in a widespread health crisis, which has adversely affected international, national and local economies and financial markets, and has had an unprecedented effect on the commercial real estate industry. Given the evolution of the COVID-19 pandemic and the global responses to curb its spread, we are not able to estimate the effects of the COVID-19 pandemic on our results of operations, cash flows, financial condition, or liquidity for fiscal year 2020.

As of July 27, 2020, we negotiated with tenants an additional $8.5 million that will be deferred over the next several months. Also as of July 27, 2020, tenant rent collections for July, which includes base minimum rental revenues and escrows for CAM, real estate taxes and insurance, either directly or through our interest in real estate joint ventures or partnerships approximated 82%.

Subsequent to quarter-end, we sold real estate assets with aggregate gross sales proceeds totaling $42.6 million. No impairment losses are anticipated with these dispositions.

*****

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The COVID-19 pandemic has resulted in a widespread health crisis, which has adversely affected international, national and local economies and financial markets generally, and has had an unprecedented negative effect on the commercial real estate industry. It also has contributed to the recent historic price fluctuations for oil and natural gas. The discussions below, including without limitation with respect to outlooks and liquidity, are subject to the future effects of the COVID-19 pandemic and the responses to curb its spread, and changes in energy prices, both of which continue to evolve. As such, as described in Part II, Item 1A entitled “Risk Factors,” it is uncertain as to the magnitude of the impact of the pandemic, including any fluctuations in energy prices, on our results of operations, cash flows, financial condition, or liquidity for fiscal year 2020 and beyond.

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

We operate a portfolio of rental properties, primarily neighborhood and community shopping centers, totaling approximately 31.4 million square feet of gross leasable area that is either owned by us or others. We have a diversified tenant base with our largest tenant comprising only 2.6% of base minimum rental revenues during the first six months of 2020.

At June 30, 2020, we owned or operated under long-term leases, either directly or through our interest in real estate joint ventures or partnerships, a total of 165 properties, which are located in 16 states spanning the country from coast to coast.

We also owned interests in 23 parcels of land held for development that totaled approximately 11.9 million square feet at June 30, 2020.

We had approximately 3,600 leases with 2,800 different tenants at June 30, 2020. Rental revenue is primarily derived from operating leases with terms of 10 years or less, and may include multiple options, upon tenant election, to extend the lease term in increments up to five years. Many of our leases have increasing minimum rental rates during the terms of the leases through escalation provisions. In addition, the majority of our leases provide for variable rental revenues, such as reimbursements of real estate taxes, maintenance and insurance and may include an amount based on a percentage of the tenants’ sales. Our anchor tenants are supermarkets, value-oriented apparel/discount stores and other retailers or service providers who generally sell basic necessity-type goods and services. Although there is a broad shift in shopping patterns, including internet shopping that continues to affect our tenants, we believe our anchor tenants, most of which have adopted omni-channel networks which help drive foot traffic, combined with convenient locations, attractive and well-maintained properties, high quality retailers and a strong tenant mix, should lessen the effects of these conditions and maintain the viability of our portfolio.

The COVID-19 pandemic has dramatically impacted our business due largely to the extreme hardships facing our retailers. The retail industry has been impacted greatly due to a number of factors, including governmental and legislative mandates to temporarily close and/or limit the operations of non-essential businesses, as well as encouraging or mandating most employees work from home, as well as general economic conditions. While most states have embarked upon a re-opening of select businesses, including retailers and restaurants, the impact of these measures on the ability of our tenants to pay rent is indeterminable at this time, particularly as some areas are currently experiencing a resurgence of COVID-19. Many of our retailers have moved to include on-line sales with curbside pickup or delivery, including restaurants, apparel discounters and electronics. The grocery stores and other retailers with a grocery component that anchor the majority of our shopping centers remain strong in this environment with the only slow down being the availability of a healthy workforce. Although we encouraged many of our smaller tenants to apply for the federal loans being offered under the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) program, the impact of these programs is also indeterminable at this time. Based on annualized base rents, including our share of interest in real estate joint ventures or partnerships, we have estimated that 44% and 19% of our tenants are designated as essential businesses and restaurants, respectively. Additionally, as of mid-July, approximately 95% of our tenants were open for business. During the second quarter of 2020, we experienced an increase in tenant fallout of approximately 400,000 square feet representing approximately $9.6 million in annualized base rents, either directly or through our interest in real estate joint ventures or partnerships. There has also been an increase in announced bankruptcies for the quarter that represents approximately 400,000 square feet representing approximately $9.0 million in annualized base rents, either directly or through our interest in real estate joint ventures or partnerships, of which 116,000 square feet and $3.2 million is included in tenant fallout amounts above. Accordingly, we continue to omit 2020 guidance due to the uncertainties surrounding the impact and duration of the pandemic.

Beginning in the second quarter of 2020, we began to finalize and record deferrals and, in limited instances, abatement agreements with our tenants to provide some relief to the tenants greatly impacted by the COVID-19 shut down. As of July 27, 2020, we have negotiated deferrals with tenants on approximately 860 leases, which represents nearly $17.8 million that will be deferred over the next several months. In addition, for the three and six months ended June 30, 2020, we have reduced rental revenues by $19.3 million and $28.7 million, respectively, due to lease related reserves and write-offs, which includes $4.8 million and $12.4 million, respectively, for straight-line rent receivables. As markets within our geographic footprint continue to reopen retail operations, our current expectation is that rent collections will trend upward throughout 2021; however, no assurances can be given that this will occur due to the uncertainties surrounding our tenants’ reopening and any resurgence of the pandemic and the governmental reaction to any resurgence. As of July 27, 2020, tenant billing data, which includes base minimum rental revenues and escrows for CAM, real estate taxes and insurance either directly or through our interest in real estate joint ventures or partnerships, was as follows:

	Percent of Annualized Base Rent	Percent of Cash Collections for the Three Months Ending June 30, 2020	Percent of Cash Collections for July 1, 2020 through July 27, 2020

Essential	44%	92%	94%
Restaurant	19	69	71
Non-essential	37	63	73
Total Cash Collections	100%	77	82
Deferrals		13	7
Abatements		1	0
Total Cash Collections and Other		91%	89%

During the first quarter 2020, we drew down the available balance of our $500 million unsecured revolving credit facility to increase liquidity and preserve financial flexibility in light of the uncertainty surrounding the impact of COVID-19. During the second quarter 2020, we paid down $485 million under our unsecured revolving credit facility due to the then stabilization of the financial markets and our access to other sources of liquidity. Additionally, we reduced dividend payments for the second quarter to $.18 per share from $.395 per share to conserve liquidity. Due to the magnitude of our dispositions during 2020, it is also likely we will pay a special dividend near year-end; however, the amount of such dividend is not yet determinable. Absent a significant deterioration in cash collections as compared to those received in this quarter, we believe our cash flow from operations will meet our planned capital needs for the remainder of 2020 and 2021. Further, the ability to draw down under our revolving credit facility will provide ample liquidity for us to operate and maintain compliance with our debt covenants; however, no assurances can be given that this level of cash flow will occur due to the uncertainty in the duration and restrictions of the limitations in place for retailers.

Finally, most of our employees have been working remotely to stay healthy, support operations and in response to stay-at-home mandates or recommendations. Recent changes in Texas and other states stay-at-home mandates currently will allow our employees, who are not considered high risk, to return to the office subject to health and safety measures. Working remotely presents various challenges, including (but not all inclusive) concerns about productivity, connectivity, consumer privacy and IT security.

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

As we discussed above, subject to evolving market conditions, we continuously recycle non-core operating centers that no longer meet our ownership criteria and that will provide capital for growth opportunities. During the six months ended June 30, 2020, we disposed of real estate assets, which were owned by us either directly or through our interest in real estate joint ventures or partnerships, with our share of aggregate gross sales proceeds totaling $88.4 million. We have approximately $74.8 million of dispositions currently under contracts or letters of intent; however, there are no assurances that these transactions will close at such prices or at all. Subsequent to quarter-end, we sold two shopping centers for total proceeds of $42.6 million. For 2020, we expect the volume of dispositions will significantly decrease from those in 2019.

Subject to evolving market conditions, we intend to continue to seek acquisition properties that meet our return hurdles and to actively evaluate other opportunities as they enter the market. Previously, due to the significant amount of capital available in the market, it has been difficult to participate at price points that meet our investment criteria. During the six months ended June 30, 2020, we acquired one grocery-anchored shopping center and other property, adding 78,000 square feet to the portfolio with an aggregate gross purchase price totaling $43.0 million. For 2020, we will continue to look for acquisition investments; however, during this current environment, even if we were to find transactions, there are no assurances that we would proceed with closing the transaction.

We intend to continue to focus on identifying new development projects as another source of growth, as well as continue to look for redevelopment opportunities. The opportunities for additional new development projects are limited at this time primarily due to a lack of demand for new retail space. During the six months ended June 30, 2020, we invested $47.5 million in two mixed-use new development projects that are partially or wholly owned and a 30-story, high-rise residential tower at our River Oaks Shopping Center in Houston, Texas, and we invested $5.8 million in redevelopment projects that were partially or wholly owned. Also during the six months ended June 30, 2020, completed redevelopment projects added approximately 142,000 square feet to the portfolio with an incremental investment totaling $23.1 million. For 2020, we expect these developments to proceed as planned; however, no assurance can be given due to the impact of the pandemic.

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

Operational Metrics

In assessing the performance of our centers, management carefully monitors various operating metrics of the portfolio. In light of current circumstance and the negative impact related to potentially uncollectible revenues, the operating metrics of our portfolio performed fairly well through the first six months of 2020. We focused on collections and maintaining tenants to minimize the decline in same property net operating income (“SPNOI” and see Non-GAAP Financial Measures for additional information) due to the impact associated with the COVID-19 pandemic. Our portfolio delivered the following operating results:

●	occupancy of 93.4% at June 30, 2020 showed a decrease from 94.8% in the prior year;
●	a decrease of 9.8% in SPNOI for the six months ended June 30, 2020 over the same period of 2019; and
●	rental rate increases of 13.2% for new leases and 8.4% for renewals during the six months ended June 30, 2020.

Below are performance metrics associated with our signed occupancy, SPNOI growth and leasing activity on a pro rata basis:

	June 30,
	2020	2019
Anchor (space of 10,000 square feet or greater)	95.9%	97.4%
Non-Anchor	89.0%	90.4%
Total Occupancy	93.4%	94.8%

	Three Months Ended	Six Months Ended
	June 30, 2020	June 30, 2020
SPNOI (1)	(19.7)%	(9.8)%

(1)	See Non-GAAP Financial Measures for a definition of the measurement of SPNOI and a reconciliation to net income attributable to common shareholders within this section of Item 2.

			Average	Average	Average Cost
			New	Prior	of Tenant	Change in
	Number	Square	Rent per	Rent per	Improvements	Base Rent
	of	Feet	Square	Square	per Square	on Cash
	Leases	('000's)	Foot ($)	Foot ($)	Foot ($)	Basis
Leasing Activity:
Three Months Ended June 30, 2020
New leases (1)	17	34	$25.05	$22.70	$42.02	10.3%
Renewals	109	464	19.92	18.62	—	7.0%
Not comparable spaces	10	64
Total	136	562	$20.27	$18.90	$2.90	7.3%

Six Months Ended June 30, 2020
New leases (1)	51	142	$26.29	$23.22	$53.40	13.2%
Renewals	253	1,412	18.51	17.07	—	8.4%
Not comparable spaces	32	148
Total	336	1,702	$19.23	$17.64	$4.90	9.0%
(1)	Average external lease commissions per square foot for the three and six months ended June 30, 2020 were $5.57 and $6.39.

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

In 2020, we are experiencing some fluctuations due to announced bankruptcies and the repositioning of those spaces. Currently, the impact to occupancy is unknown due to the uncertainty and duration of the pandemic. Previously, a reduction in the availability of quality retail space, as well as continued retailer demand, contributed to the increase in overall rental rates on a same-space basis as we completed new leases and renewed existing leases; however, the magnitude of these increases declined in comparison to previous years due to, among other factors, a continued shift in negotiating leverage to the tenant. Given the uncertainty surrounding the impact of the pandemic, we are unclear of its impact to rental rates and the funding of tenant improvements and allowances. The variability in the mix of leasing transactions as to size of space, market, use and other factors may impact the magnitude of these changes, both positively and negatively. Leasing volume is anticipated to fluctuate due to the uncertainty in tenant fallouts related to bankruptcies and tenant non-renewals. Our expectation is that SPNOI growth will decline in 2020 compared to previous years.

New Development/Redevelopment

At June 30, 2020, we have two mixed-use projects in the Washington D. C. market and a 30-story, high-rise residential tower at our River Oaks Shopping Center in Houston that were in various stages of development and are partially or wholly owned. We have funded $415.9 million through June 30, 2020 on these projects, and we estimate our aggregate net investment upon completion to be $485.0 million. Due to the impact of COVID-19, we are currently unable to project a stabilization return for these projects.

We have 10 redevelopment projects in which we plan to invest approximately $55.1 million. Realization of the stabilized return may be longer than originally planned due to the impact of COVID-19.

We had approximately $41.1 million in land held for development at June 30, 2020 that may either be developed or sold. While we were experiencing some interest from retailers and other market participants in our land held for development, opportunities for economically viable developments remain limited. We intend to continue to pursue additional development and redevelopment opportunities in multiple markets; however, finding the right opportunities remains challenging.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and contingencies as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We evaluate our assumptions and estimates on an ongoing basis using available information. We base our estimates on current economic conditions, historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Uncertainty in the current economic environment due to the recent outbreak of the COVID-19 has and may continue to significantly impact the judgments regarding estimates and assumptions utilized by management. In addition to the disclosure of our critical accounting policies and estimates which affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019 in Management’s Discussion and Analysis of Financial Condition and Results of Operations, we are adding the following due to significant changes in judgements related to COVID-19.

Revenue Recognition and Accrued Rent, Accrued Customer Contract Receivables and Accounts Receivable

Individual leases and contracts are assessed for collectability and upon the determination that the collection of rents over the life lease or contract is not probable, rental revenue and customer contract revenue is then converted to the cash basis and accrued rent and accounts receivables are reduced as an adjustment to rental or other revenues, respectively. An additional assessment is made at the portfolio level to determine whether operating lease receivables are appropriately valued based upon an analysis of balances outstanding, historical bad debt levels and current economic trends. An allowance for the uncollectible portion of the portfolio is recorded as an adjustment to rental revenues.

We review current economic considerations each reporting period, including the effects of tenant bankruptcies. Additionally with the uncertainties regarding COVID-19, our assessment also considers the type of retailer and current discussions with the tenants, as well as recent rent collection experience. Determining whether a lease or contract, as well as any related receivables, are appropriately assessed and valued requires a significant amount of judgment by management and is based on the best information available to management at the time of evaluation. For the three and six months ended June 30, 2020, we reduced rental revenues by $19.3 million and $28.7 million, respectively, excluding the impact of any cash collections. The evaluations used in these analyses could result in incorrect estimates when determining values that could be material to our consolidated financial statements.

Results of Operations

Comparison of the Three Months Ended June 30, 2020 to the Three Months Ended June 30, 2019

The following table is a summary of certain items in net income from our Condensed Consolidated Statements of Operations, which we believe represent items that significantly changed during the three months ended June 30, 2020 as compared to the same period in 2019:

	Three Months Ended June 30,
	2020	2019	Change	% Change
Revenues	$98,135	$122,660	$(24,525)	(20.0)%
Depreciation and amortization	37,627	34,967	2,660	7.6
Operating expenses	19,978	22,767	(2,789)	(12.3)
General and administrative expenses	12,920	8,880	4,040	45.5
Interest expense, net	15,776	14,953	823	5.5
Interest and other income, net	5,293	1,921	3,372	175.5
Gain on sale of property	7,898	52,061	(44,163)	(84.8)
Equity in earnings of real estate joint ventures and partnerships, net	3,428	6,665	(3,237)	(48.6)

Revenues

The decrease in revenues of $24.5 million is attributable primarily to a decrease of $20.5 million for potentially uncollectible revenues associated primarily with the COVID-19 pandemic and the impact of $9.1 million related to dispositions. Partially offsetting this decrease is revenue from acquisitions of $5.1 million.

Depreciation and Amortization

The increase in depreciation and amortization of $2.7 million is attributable primarily to the $4.8 million impact of acquisitions and new developments and an increase of $.3 million from other capital activities at our existing portfolio and redevelopment centers, which is partially offset by dispositions of $2.4 million.

Operating Expenses

The decrease in operating expenses of $2.8 million is attributable primarily to a $.8 million reduction in expense associated deferred compensation (see General and Administrative Expenses below for additional information) and the impact of dispositions of $1.5 million.

General and Administrative Expenses

The increase in general and administrative expenses of $4.0 million is attributable primarily to a fair value increase of $4.5 million associated with assets held in a grantor trust related to deferred compensation, a reduction in primarily travel and convention related expenses due to the COVID-19 pandemic and a reduction in personnel. Effective the first quarter of 2020, the allocation of the fair value adjustments associated with the assets held in the grantor trust was changed to reflect the current expense classification of the employees in the deferred compensation plan; therefore, all changes to the liability will be recorded in general and administrative expense with no allocation to operating expense unless future employee expense classifications change.

Interest Expense, net

Net interest expense increased $.8 million or 5.5%. The components of net interest expense were as follows (in thousands):

	Three Months Ended
	June 30,
	2020	2019
Gross interest expense	$17,003	$17,429
Amortization of debt deferred costs, net	783	888
Over-market mortgage adjustment	(100)	(81)
Capitalized interest	(1,910)	(3,283)
Total	$15,776	$14,953

The increase in net interest expense is attributable primarily to a reduction in capitalized interest, which is offset by a reduction in gross interest expense. The reduction of capitalized interest is primarily attributable to the near completion of two of the residential portions of our new developments. The decrease in gross interest expense is primarily attributable to a reduction in the weighted average interest rates due to the revolver between the respective periods, which is offset by an increase in the weighted average debt outstanding associated primarily with the activity of the revolver. For the three months ended June 30, 2020, the weighted average debt outstanding was $2.0 billion at a weighted average interest rate of 3.6% as compared to $1.8 billion outstanding at a weighted average interest rate of 4.1% in the same period of 2019.

Interest and Other Income, net

The increase of $3.4 million in interest and other income, net is attributable primarily to a fair value increase of $3.7 million associated with assets held in a grantor trust related to deferred compensation and a decrease in interest income of $.4 million associated with short-term and other investments.

Gain on Sale of Property

The decrease of $44.2 million in gain on sale of property is attributable to the disposition of one center and other property in the second quarter of 2020 as compared to five centers and other property in the same period of 2019.

Equity in Earnings of Real Estate Joint Ventures and Partnerships, net

The decrease of $3.2 million in equity in earnings of real estate joint ventures and partnerships, net is attributable primarily to a reduction in earnings of $1.6 million associated with depreciation of a mixed-use project and adjustments of $1.8 million for potentially uncollectible amounts associated primarily with the COVID-19 pandemic between the respective periods.

Comparison of the Six Months Ended June 30, 2020 to the Six Months Ended June 30, 2019

The following table is a summary of certain items in net income from our Condensed Consolidated Statements of Operations, which we believe represent items that significantly changed during the six months ended June 30, 2020 as compared to the same period in 2019:

	Six Months Ended June 30,
	2020	2019	Change	% Change
Revenues	$209,487	$245,798	$(36,311)	(14.8)%
Depreciation and amortization	74,283	68,939	5,344	7.8
Operating expenses	43,138	47,015	(3,877)	(8.2)
General and administrative expenses	15,227	18,461	(3,234)	(17.5)
Interest expense, net	30,378	30,242	136	0.4
Interest and other (expense) income, net	(535)	6,305	(6,840)	108.5
Gain on sale of property	21,474	69,848	(48,374)	(69.3)
Equity in earnings of real estate joint ventures and partnerships, net	30,525	12,082	18,443	152.6

Revenues

The decrease in revenues of $36.3 million is attributable primarily to a decrease of $29.4 million for potentially uncollectible revenues associated primarily with the COVID-19 pandemic and the impact of $18.9 million related to dispositions. Partially offsetting this decrease is revenue from acquisitions of $9.6 million, as well as changes in rental rates and occupancy at our existing portfolio, new developments and redevelopments, which contributed $2.4 million.

Depreciation and Amortization

The increase in depreciation and amortization of $5.3 million is attributable primarily to the $8.8 million impact of acquisitions and new developments and an increase of $1.5 million from other capital activities at our existing portfolio and redevelopment centers, which is partially offset by dispositions of $5.0 million.

Operating Expenses

The decrease in operating expenses of $3.9 million is attributable primarily to a $2.8 million reduction in expense associated deferred compensation (see General and Administrative Expenses below for additional information) and the impact of dispositions of $2.8 million. Partially offsetting this decrease is an increase in expense of $2.1 million from acquisitions and mixed-use operations.

General and Administrative Expenses

The decrease in general and administrative expenses of $3.2 million is attributable primarily to a fair value reduction of $2.6 million associated with assets held in a grantor trust related to deferred compensation, (see General and Administrative Expenses above for additional information) a reduction in primarily travel and convention related expenses due to the COVID-19 pandemic and a reduction in personnel.

Interest Expense, net

Net interest expense increased $.1 million or .4%. The components of net interest expense were as follows (in thousands):

	Six Months Ended
	June 30,
	2020	2019
Gross interest expense	$33,559	$34,819
Amortization of debt deferred costs, net	1,579	1,790
Over-market mortgage adjustment	(187)	(163)
Capitalized interest	(4,573)	(6,204)
Total	$30,378	$30,242

The increase in net interest expense is attributable primarily to a reduction in capitalized interest, which is offset by a reduction in gross interest expense. The reduction of capitalized interest is primarily attributable to the near completion of two of the residential portions of our new developments. The decrease in gross interest expense is primarily attributable to a reduction in the weighted average interest rates due to the revolver between the respective periods, which is offset by an increase in the weighted average debt outstanding associated primarily with the activity of the revolver. For the six months ended June 30, 2020, the weighted average debt outstanding was $1.9 billion at a weighted average interest rate of 3.7% as compared to $1.8 billion outstanding at a weighted average interest rate of 4.1% in the same period of 2019.

Interest and Other (Expense) Income, net

The increase of $6.8 million in net interest and other (expense) income is attributable primarily to a fair value reduction of $5.4 million associated with assets held in a grantor trust related to deferred compensation and a decrease in interest income of $1.4 million associated with short-term and other investments.

Gain on Sale of Property

The decrease of $48.4 million in gain on sale of property is attributable to the disposition of two centers and other property in the first six months of 2020 as compared to eight centers and other property in the same period of 2019.

Equity in Earnings of Real Estate Joint Ventures and Partnerships, net

The increase of $18.4 million in equity in earnings of real estate joint ventures and partnerships, net is attributable primarily to an increase in earnings of $22.4 million associated with disposition, mixed-used and acquisition activities between the respective periods. Partially offsetting this increase are adjustments totaling $2.1 million and $2.4 million for potentially uncollectible amounts associated primarily with the COVID-19 pandemic and depreciation of a mixed-use project, respectively.

Capital Resources and Liquidity

Our primary operating liquidity needs are paying our common share dividends, maintaining and operating our existing properties, paying our debt service costs, excluding debt maturities, and funding capital expenditures. Our anticipated cash flows from operating activities in 2020, as well as the availability of funds under our unsecured revolving credit facility are expected to meet these planned capital needs; however, no assurance can be given due to the evolving impact of the pandemic.

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

As of June 30, 2020, we had available borrowing capacity of $486.1 million under our unsecured revolving credit facility, and our debt maturities for the remainder of 2020 total $2.9 million. As of June 30, 2020, we had cash and cash equivalents available of $14.2 million. Currently, we anticipate our operating, development and redevelopment activities will be met by these funds in 2020. Even with the current uncertainty in the capital markets, we believe other debt and equity alternatives are available to us based on recent market transactions within our industry sector.

During the six months ended June 30, 2020, our share of aggregate gross sales proceeds from dispositions of centers owned by us, either directly or through our interest in real estate joint ventures or partnerships, totaled $88.4 million. Operating cash flows from assets disposed are included in net cash from operating activities in our Condensed Consolidated Statements of Cash Flows, while proceeds from these disposals are included as investing activities.

We have non-recourse debt secured by acquired or developed properties held in several of our real estate joint ventures and partnerships. At June 30, 2020, off-balance sheet mortgage debt for our unconsolidated real estate joint ventures and partnerships totaled $263.4 million, of which our pro rata ownership was $86.1 million. Scheduled principal mortgage payments on this debt, excluding deferred debt costs and non-cash related items totaling $(.5) million, at 100% are as follows (in millions):

2020 remaining	$1.6
2021	173.0
2022	2.1
2023	2.2
2024	2.3
Thereafter	82.7
Total	$263.9

We generally have the right to sell or otherwise dispose of our assets except in certain cases where we are required to obtain our joint venture partners’ consent or a lender’s consent for assets held in special purpose entities.

Investing Activities

Acquisitions

During the six months ended June 30, 2020, we acquired one grocery-anchored center and other property with an aggregate gross purchase price totaling $43.0 million.

Dispositions

During the six months ended June 30, 2020, we sold six centers and other property, including real estate assets owned through our interest in unconsolidated real estate joint ventures and partnerships. Our share of aggregate gross sales proceeds from these transactions totaled $88.4 million and our share of the gains generated approximated $44.9 million.

New Development/Redevelopment

At June 30, 2020, we had two mixed-use projects and a 30-story, high-rise residential tower at our River Oaks Shopping Center under development with approximately .2 million of total square footage for retail and 962 residential units, that were partially or wholly owned. We have funded $415.9 million through June 30, 2020 on these projects. Upon completion, we expect our aggregate net investment in these multi-use projects to be $485.0 million; however, the timing of the realization of a stabilized return is currently unknown due to the uncertainties regarding the impact of COVID-19.

At June 30, 2020, we had 10 redevelopment projects in which we plan to invest approximately $55.1 million. Realization of the stabilized return may be longer than originally planned due to the impact of COVID-19. During the six months ended June 30, 2020, completed redevelopment projects added approximately 142,000 square feet to the portfolio with an incremental investment totaling $23.1 million.

Capital Expenditures

Capital expenditures for additions to the existing portfolio, acquisitions, tenant improvements, new development, redevelopment and our share of investments in unconsolidated real estate joint ventures and partnerships are as follows (in thousands):

	Six Months Ended
	June 30,
	2020	2019
Acquisitions	$25,506	$52,659
New Development	50,778	76,998
Redevelopment	6,585	14,548
Tenant Improvements	16,224	16,509
Capital Improvements	7,338	8,822
Other	1,724	3,373
Total	$108,155	$172,909

The decrease in capital expenditures is attributable primarily to a reduction in acquisitions and new development and redevelopment activity.

For 2020, we anticipate our acquisitions will decline over the prior year. Our new development and redevelopment investment for 2020 is estimated to be consistent or lower than 2019 expenditures as we complete our current development projects. For 2020, capital and tenant improvements is generally expected to be consistent or lower than 2019 expenditures. No assurances can be provided that our planned activities will occur. Further, we have entered into commitments aggregating $61.3 million comprised principally of construction contracts, which are generally due in 12 to 36 months and anticipated to be funded with proceeds from the drawdown under our unsecured revolving credit facility.

Capital expenditures for additions described above relate to cash flows from investing activities as follows (in thousands):

	Six Months Ended
	June 30,
	2020	2019
Acquisition of real estate and land, net	$25,506	$52,659
Development and capital improvements	78,258	95,895
Real estate joint ventures and partnerships - Investments	4,391	24,355
Total	$108,155	$172,909

Capitalized soft costs, including payroll and other general and administrative costs, interest, insurance and real estate taxes, totaled $9.5 million and $11.0 million for the six months ended June 30, 2020 and 2019, respectively.

Financing Activities

Debt

Total debt outstanding was $1.7 billion at June 30, 2020 and consisted of $12 million, which bears interest at variable rates, and $1.7 billion, which bears interest at fixed rates. Additionally, of our total debt, $279 million was secured by operating centers while the remaining $1.5 billion was unsecured.

At June 30, 2020, we have a $500 million unsecured revolving credit facility, which expires in March 2024 and provides borrowing rates that float at a margin over LIBOR plus a facility fee. At June 30, 2020, the borrowing margin and facility fee, which are priced off a grid that is tied to our senior unsecured credit ratings, were 82.5 and 15 basis points, respectively. The facility also contains a competitive bid feature that allows us to request bids for up to $250 million. Additionally, an accordion feature allows us to increase the facility amount up to $850 million. As of June 30, 2020, we had $12 million outstanding, and the available balance was $486 million, net of $1.9 million in outstanding letters of credit.

At June 30, 2020, we have a $10 million unsecured short-term facility that we maintain for cash management purposes. The facility, which matures in March 2021, provides for fixed interest rate loans at a 30-day LIBOR rate plus borrowing margin, facility fee and an unused facility fee of 125, 10, and 5 basis points, respectively. As of June 30, 2020, we had no amounts outstanding under this facility.

For the six months ended June 30, 2020, the maximum balance and weighted average balance outstanding under both facilities combined were $497 million and $146.5 million, respectively, at a weighted average interest rate of 1.0%.

Our five most restrictive covenants, composed from both our public debt and revolving credit facility, include debt to asset, secured debt to asset, fixed charge, unencumbered asset test and unencumbered interest coverage ratios. We are not aware of any non-compliance with our public debt and revolving credit facility covenants as of June 30, 2020.

Our most restrictive public debt covenant ratios, as defined in our indenture and supplemental indenture agreements, were as follows at June 30, 2020:

Covenant	Restriction	Actual
Debt to Asset Ratio	Less than 60.0%	35.9%
Secured Debt to Asset Ratio	Less than 40.0%	5.7%
Fixed Charge Ratio	Greater than 1.5	4.2
Unencumbered Asset Test	Greater than 150%	297.2%

Equity

Our Board of Trust Managers has approved a reduced dividend payment for the third quarter of $.18 per share to maintain financial flexibility until we have better insight into the impact of the pandemic. Common share dividends paid totaled $74.0 million for the six months ended June 30, 2020. As disclosed in our Form 10-K for the year ended December 31, 2019, we had dividends designated for payment in 2020 of $121.2 million. In the event we do not pay dividends of this amount, the unpaid portion will be taxed at corporate income tax rates. Accordingly, we intend to pay an additional $47 million of dividends before the end of 2020. Further, it is likely that we may need to pay a special dividend near year-end to cover additional 2020 taxable income resulting from property sales. Our dividend payout ratio (as calculated as dividends paid on common shares divided by core funds from operations attributable to common shareholders - basic) for the six months ended June 30, 2020 approximated 73.7% (see Non-GAAP Financial Measures for additional information).

We have a $200 million share repurchase plan. Under this plan, we may repurchase common shares from time-to-time in open-market or in privately negotiated purchases. The timing and amount of any shares repurchased will be determined by management based on its evaluation of market conditions and other factors. The repurchase plan may be suspended or discontinued at any time, and we have no obligations to repurchase any amount of our common shares under the plan. During the six months ended June 30, 2020, we repurchased .8 million common shares at an average price of $21.47 per share. At June 30, 2020 and as of the date of this filing, $163.3 million of common shares remained available to be repurchased under this plan.

We have an effective universal shelf registration statement, which expires in September 2020, which we intend to replace prior to its expiration. We will continue to closely monitor both the debt and equity markets and carefully consider our available financing alternatives, including both public offerings and private placements.

Contractual Obligations

We have debt obligations related to our mortgage loans and unsecured debt, including any draws on our credit facilities. We have shopping centers that are subject to ground leases where a third party owns and has leased the underlying land to us to construct and/or operate a shopping center. The table below excludes obligations related to our new development projects because such amounts are not fixed or determinable, and commitments aggregating $61.3 million comprised principally of construction contracts, which are generally due in 12 to 36 months. The following table summarizes our primary contractual obligations as of June 30, 2020 (in thousands):

	Payments due by period
		Less than 1			More than 5
	Total	year	1 - 3 years	3 - 5 years	years
Mortgages and Notes Payable (1)
Unsecured Debt	$1,646,372	$41,847	$404,064	$603,995	$596,466
Secured Debt	345,294	9,116	51,265	93,559	191,354
Lease Payments	108,511	1,119	5,401	4,804	97,187
Other Obligations (2)	57,789	28,517	29,272
Total Contractual Obligations	$2,157,966	$80,599	$490,002	$702,358	$885,007
(1)	Includes our finance lease obligation and principal and interest with interest on variable-rate debt calculated using rates at June 30, 2020. Also, excludes a $57.4 million debt service guaranty liability. See Note 5 for additional information.
(2)	Other obligations include income and real estate tax payments, commitments associated with our secured debt and other employee payments. Contributions to our retirement plan were fully funded for 2020, and therefore are excluded from the above table. See Note 11 for additional information.

Related to a development project in Sheridan, Colorado, we have provided a guaranty for the payment of any debt service shortfalls on tax increment revenue bonds issued in connection with the project. The Sheridan Redevelopment Agency issued Series A bonds used for an urban renewal project, of which $57.4 million remain outstanding at June 30, 2020. The bonds are to be repaid with incremental sales and property taxes and a PIF to be assessed on current and future retail sales and, to the extent necessary, any amounts we may have to provide under a guaranty. The incremental taxes and PIF are to remain intact until the earlier of the payment of the bond liability in full or 2040. The debt associated with this guaranty has been recorded in our condensed consolidated financial statements as of June 30, 2020.

Off Balance Sheet Arrangements

As of June 30, 2020, none of our off-balance sheet arrangements had a material effect on our liquidity or availability of, or requirement for, our capital resources. Letters of credit totaling $6.9 million were outstanding at June 30, 2020.

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

As of June 30, 2020, one unconsolidated real estate joint venture was determined to be a VIE through the issuance of a secured loan, since the lender had the ability to make decisions that could have a significant impact on the profitability of the entity. Our maximum risk of loss associated with this VIE was limited to $34 million at June 30, 2020. Also at June 30, 2020, another joint venture arrangement for the future development of a mixed-use project was determined to be a VIE. We are not the primary beneficiary as the substantive participating rights associated with the entity are shared, and we do not have the power to direct the significant activities of the entity. We anticipate future funding of approximately $4.7 million associated with the mixed-use project through 2020.

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

NAREIT FFO and Core FFO is calculated as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income attributable to common shareholders	$11,368	$83,809	$63,990	$133,475
Depreciation and amortization of real estate	37,520	34,732	73,995	68,475
Depreciation and amortization of real estate of unconsolidated real estate joint ventures and partnerships	4,322	2,789	8,119	5,741
Impairment of properties and real estate equity investments	—	—	44	74
Gain on sale of property, investment securities and interests in real estate equity investments	(7,903)	(51,605)	(21,477)	(70,554)
Gain on dispositions of unconsolidated real estate joint ventures and partnerships	(1,044)	(1,106)	(23,416)	(1,380)
Provision for income taxes (1)	—	44	—	44
Noncontrolling interests and other (2)	(652)	(484)	(1,227)	(973)
NAREIT FFO – basic	43,611	68,179	100,028	134,902
Income attributable to operating partnership units	241	528	769	1,056
NAREIT FFO – diluted	43,852	68,707	100,797	135,958
Adjustments for Core FFO:
Contract terminations	—	—	340	—
Core FFO – diluted	$43,852	$68,707	$101,137	$135,958

FFO weighted average shares outstanding – basic	127,242	127,856	127,552	127,807
Effect of dilutive securities:
Share options and awards	861	847	899	841
Operating partnership units	1,432	1,432	1,432	1,432
FFO weighted average shares outstanding – diluted	129,535	130,135	129,883	130,080

NAREIT FFO per common share – basic	$0.34	$0.53	$0.78	$1.06

NAREIT FFO per common share – diluted	$0.34	$0.53	$0.78	$1.05

Core FFO per common share – diluted	$0.34	$0.53	$0.78	$1.05
(1)	The applicable taxes related to gains and impairments of operating and non-operating real estate assets.
(2)	Related to gains, impairments and depreciation on operating properties and unconsolidated real estate joint ventures, where applicable.

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

	Three Months Ended	Six Months Ended
	June 30, 2020	June 30, 2020
Beginning of the period	149	155
Properties removed:
Redevelopments	—	(2)
Dispositions	(1)	(5)
End of the period	148	148

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income attributable to common shareholders	$11,368	$83,809	$63,990	$133,475
Add:
Net income attributable to noncontrolling interests	1,009	1,711	2,635	3,299
Provision for income taxes	343	484	515	661
Interest expense, net	15,776	14,953	30,378	30,242
Property management fees	829	683	1,907	1,556
Depreciation and amortization	37,627	34,967	74,283	68,939
Impairment loss	—	—	44	74
General and administrative	12,920	8,880	15,227	18,461
Other (1)	79	743	167	1,989
Less:
Gain on sale of property	(7,898)	(52,061)	(21,474)	(69,848)
Equity in earnings of real estate joint ventures and partnership interests, net	(3,428)	(6,665)	(30,525)	(12,082)
Interest and other (income) expense, net	(5,293)	(1,921)	535	(6,305)
Revenue adjustments (2)	866	(3,060)	3,991	(6,279)
Adjusted income	64,198	82,523	141,673	164,182
Less: Adjusted income related to consolidated entities not defined as same property and noncontrolling interests	(5,831)	(8,965)	(10,760)	(17,607)
Add: Pro rata share of unconsolidated entities defined as same property	6,648	7,443	14,403	14,565
Same Property Net Operating Income	$65,015	$81,001	$145,316	$161,140
(1)	Other includes items such as environmental abatement costs, demolition expenses and lease termination fees.
(2)	Revenue adjustments consist primarily of straight-line rentals, lease cancellation income and fee income primarily from real estate joint ventures and partnerships.

Newly Issued Accounting Pronouncements

See Note 2 to our condensed consolidated financial statements in Item 1 for additional information related to recent accounting pronouncements.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

We use fixed and floating-rate debt to finance our capital requirements. These transactions expose us to market risk related to changes in interest rates. Derivative financial instruments may be used to manage a portion of this risk, primarily interest rate contracts with major financial institutions. These agreements expose us to credit risk in the event of non-performance by the counter-parties. We do not engage in the trading of derivative financial instruments in the normal course of business. At June 30, 2020, we had fixed-rate debt of $1.7 billion, and variable-rate debt of $12 million. In the event interest rates were to increase 100 basis points and holding all other variables constant, annual net income and cash flows for the following year would decrease by approximately $.1 million associated with our variable-rate debt. The effect of the 100 basis points increase would decrease the fair value of our variable-rate and fixed-rate debt by approximately $.4 million and $69.3 million, respectively.

ITEM 4.  Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of June 30, 2020. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2020.

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

ITEM 1A. Risk Factors

The outbreak of the COVID-19 pandemic and related government, private sector and individual consumer responses, and recent fluctuations in energy prices, has affected and may continue to adversely affect our business operations, employee availability, financial performance, liquidity and cash flow for an unknown period of time.

The outbreak of COVID-19 has been declared a pandemic by the World Health Organization and has spread throughout the world, including the United States. Related government and private sector responsive actions may adversely affect our operations and have adversely affected the operations of our tenants. It is impossible to predict the effect and ultimate impact of this pandemic, as the situation is rapidly evolving. The COVID-19 pandemic has disrupted our tenants’ operations primarily due to mandated non-essential business shut downs and consumer/employee stay-at-home provisions. Retailers continue to seek ways to engage the customer by utilizing on-line ordering and curbside pick-up or delivery. Current and continued disruptions to our tenants’ operations have had and may continue to have a material adverse impact on our financial performance, liquidity and cash flows if tenants do not make their rental payments when due for a lengthy period of time.

There has also been great fluctuations in the price of oil and natural gas recently. This primarily has been due of late to the collapse in the global demand for oil from the COVID-19 induced closure of non-essential businesses, consumer/employee stay-at-home provisions and the near-elimination of airline and other non-essential travel worldwide, and related supply glut. A prolonged collapse in energy prices increases the levels and unpredictability of losses of employment and general business activity, which could further negatively impact the operations of our tenants located throughout Texas, including the city of Houston, where we have a concentration of properties.

The COVID-19 pandemic and related recession may adversely affect lease extensions or renewals, as well as, has and may continue to increase the levels of store closings and tenant bankruptcies, which could also have a material adverse impact on our financial performance, liquidity and cash flows.

As a result of COVID-19, most of our personnel are currently working remotely, and it is possible this could have a negative impact on the execution of our business plans and operations. If a natural disaster, power outage, connectivity issues or other events occur that impact our employees’ ability to work remotely, it may be difficult for us to continue our business for a substantial period of time. The increase in remote working may also result in consumer privacy, IT security and fraud concerns.

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

Repurchases of our common shares for the quarter ended June 30, 2020 are as follows (in thousands, except per share amounts):

	(a)	(b)	(c)	(d)
Maximum
			Total Number	Dollar Value
			of Shares	of Shares that
	Total		Purchased as	May Yet be
	Number of	Average	Part of Publicly	Purchased
	Shares	Price Paid	Announced	Under the
Period	Purchased	Per Share	Program	Program
April 1, 2020 to April 30, 2020 (1)	85	$18.19
(1)	Common shares surrendered or deemed surrendered to us to satisfy such employees' tax withholding obligations in connection with the vesting and/or exercise of awards under our equity-based compensation plans.

ITEM 3.   Defaults Upon Senior Securities

None.

ITEM 4.   Mine Safety Disclosures

Not applicable.

ITEM 5.   Other Information

Not applicable.

ITEM 6.   Exhibits

The exhibits required by this item are set forth in the Exhibit Index attached hereto.

EXHIBIT INDEX

(a)		Exhibits:
10.1† *	—	Restatement of Weingarten Realty Retirement Plan dated July 1, 2020.
31.1*	—	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
31.2*	—	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
32.1**	—	Certification pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2**	—	Certification pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
101.INS**	—	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document
101.SCH**	—	XBRL Taxonomy Extension Schema Document
101.CAL**	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	—	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE**	—	XBRL Taxonomy Extension Presentation Linkbase Document
104	—	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

DATE: August 5, 2020