Form 10-Q
period 2020-09-30
WEINGARTEN REALTY INVESTORS /TX/
filed 2020-11-04
CIK 828916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

As of October 29, 2020, there were 128,143,238 common shares of beneficial interest of Weingarten Realty Investors, $.03 par value, outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1. Financial Statements

WEINGARTEN REALTY INVESTORS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues:
Rentals, net	$109,430	$117,378	$313,293	$356,666
Other	2,925	3,984	8,549	10,494
Total Revenues	112,355	121,362	321,842	367,160
Operating Expenses:
Depreciation and amortization	37,946	33,380	112,229	102,319
Operating	22,816	22,912	65,954	69,927
Real estate taxes, net	16,479	15,205	47,220	47,072
Impairment loss	—	—	44	74
General and administrative	10,245	8,432	25,472	26,893
Total Operating Expenses	87,486	79,929	250,919	246,285
Other Income (Expense):
Interest expense, net	(15,044)	(13,820)	(45,422)	(44,062)
Interest and other income, net	2,749	1,104	2,214	7,409
Gain on sale of property	10,268	74,115	31,742	143,963
Total Other (Expense) Income	(2,027)	61,399	(11,466)	107,310
Income Before Income Taxes and Equity in Earnings of Real Estate Joint Ventures and Partnerships	22,842	102,832	59,457	228,185
Provision for Income Taxes	(195)	(21)	(710)	(682)
Equity in Earnings of Real Estate Joint Ventures and Partnerships, net	4,814	5,698	35,339	17,780
Net Income	27,461	108,509	94,086	245,283
Less: Net Income Attributable to Noncontrolling Interests	(2,372)	(1,767)	(5,007)	(5,066)
Net Income Attributable to Common Shareholders	$25,089	$106,742	$89,079	$240,217
Earnings Per Common Share - Basic:
Net income attributable to common shareholders	$0.20	$0.83	$0.70	$1.88
Earnings Per Common Share - Diluted:
Net income attributable to common shareholders	$0.20	$0.82	$0.69	$1.86

See Notes to Condensed Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net Income	$27,461	$108,509	$94,086	$245,283
Other Comprehensive Income:
Reclassification adjustment of derivatives and designated hedges into net income	(221)	(223)	(666)	(663)
Retirement liability adjustment	225	305	795	892
Total	4	82	129	229
Comprehensive Income	27,465	108,591	94,215	245,512
Comprehensive Income Attributable to Noncontrolling Interests	(2,372)	(1,767)	(5,007)	(5,066)
Comprehensive Income Adjusted for Noncontrolling Interests	$25,093	$106,824	$89,208	$240,446

See Notes to Condensed Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)

	September 30,	December 31,
	2020	2019
ASSETS
Property	$4,200,483	$4,145,249
Accumulated Depreciation	(1,174,347)	(1,110,675)
Property, net *	3,026,136	3,034,574
Investment in Real Estate Joint Ventures and Partnerships, net	404,495	427,947
Total	3,430,631	3,462,521

Unamortized Lease Costs, net	139,084	148,479

Accrued Rent, Accrued Contract Receivables and Accounts Receivable (net of allowance for doubtful accounts of $14,294 in 2020) *	79,392	83,639
Cash and Cash Equivalents *	50,215	41,481
Restricted Deposits and Escrows	14,281	13,810
Other, net	196,544	188,004
Total Assets	$3,910,147	$3,937,934

LIABILITIES AND EQUITY
Debt, net *	$1,730,153	$1,732,338
Accounts Payable and Accrued Expenses	132,670	111,666
Other, net	209,495	217,770
Total Liabilities	2,072,318	2,061,774

Commitments and Contingencies (see Note 12)	—	—

Equity:
Shareholders' Equity:
Common Shares of Beneficial Interest - par value, $.03 per share; shares authorized: 275,000; shares issued and outstanding:128,143 in 2020 and 128,702 in 2019	3,891	3,905
Additional Paid-In Capital	1,769,115	1,779,986
Net Income Less Than Accumulated Dividends	(106,051)	(74,293)
Accumulated Other Comprehensive Loss	(11,154)	(11,283)
Total Shareholders' Equity	1,655,801	1,698,315
Noncontrolling Interests	182,028	177,845
Total Equity	1,837,829	1,876,160
Total Liabilities and Equity	$3,910,147	$3,937,934

* Consolidated variable interest entities' assets and debt included in the above balances (see Note 13):
Property, net	$194,112	$196,636
Accrued Rent, Accrued Contract Receivables and Accounts Receivable, net	9,462	10,548
Cash and Cash Equivalents	13,477	8,135
Debt, net	44,384	44,993

See Notes to Condensed Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2020	2019
Cash Flows from Operating Activities:
Net Income	$94,086	$245,283
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	112,229	102,319
Amortization of debt deferred costs and intangibles, net	2,085	2,437
Non-cash lease expense	942	916
Impairment loss	44	74
Equity in earnings of real estate joint ventures and partnerships, net	(35,339)	(17,780)
Gain on sale of property	(31,742)	(143,963)
Uncollectible revenue allowance	11,884	—
Distributions of income from real estate joint ventures and partnerships	21,763	14,909
Changes in accrued rent, accrued contract receivables and accounts receivable, net	(8,341)	14,206
Changes in unamortized lease costs and other assets, net	(3,565)	(8,260)
Changes in accounts payable, accrued expenses and other liabilities, net	2,830	(3,633)
Other, net	2,555	2,643
Net cash provided by operating activities	169,431	209,151
Cash Flows from Investing Activities:
Acquisition of real estate and land, net	(28,486)	(54,069)
Development and capital improvements	(113,332)	(130,857)
Proceeds from sale of property and real estate equity investments, net	111,700	358,531
Real estate joint ventures and partnerships - Investments	(8,280)	(68,200)
Real estate joint ventures and partnerships - Distribution of capital	19,021	2,344
Proceeds from investments	—	10,125
Other, net	(1,950)	49
Net cash (used in) provided by investing activities	(21,327)	117,923
Cash Flows from Financing Activities:
Principal payments of debt	(21,542)	(54,226)
Changes in unsecured credit facilities	—	(5,000)
Proceeds from issuance of common shares of beneficial interest, net	208	844
Repurchase of common shares of beneficial interest, net	(18,219)	—
Common share dividends paid	(97,060)	(152,467)
Debt issuance and extinguishment costs paid	(6)	(316)
Distributions to noncontrolling interests	(1,974)	(3,807)
Contributions from noncontrolling interests	1,150	326
Other, net	(1,456)	(1,885)
Net cash used in financing activities	(138,899)	(216,531)
Net increase in cash, cash equivalents and restricted cash equivalents	9,205	110,543
Cash, cash equivalents and restricted cash equivalents at January 1	55,291	76,137
Cash, cash equivalents and restricted cash equivalents at September 30	$64,496	$186,680
Supplemental disclosure of cash flow information:
Cash paid for interest (net of amount capitalized of $6,644 and $9,897, respectively)	$47,133	$45,757
Cash paid for income taxes	$793	$1,456
Cash paid for amounts included in operating lease liabilities	$2,116	$2,215

See Notes to Condensed Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands, except per share amounts)

	Nine Months Ended September 30, 2020
	Common		Net Income	Accumulated
	Shares of	Additional	Less Than	Other
	Beneficial	Paid-In	Accumulated	Comprehensive	Noncontrolling
	Interest	Capital	Dividends	Loss	Interests	Total
Balance, January 1, 2020	$3,905	$1,779,986	$(74,293)	$(11,283)	$177,845	$1,876,160
Net income			52,622		1,626	54,248
Shares repurchased and cancelled	(25)	(18,194)				(18,219)
Shares issued under benefit plans, net	10	5,767				5,777
Cumulative effect adjustment of accounting standards			(711)			(711)
Dividends paid – common shares ($.395 per share)			(50,935)			(50,935)
Distributions to noncontrolling interests					(1,301)	(1,301)
Contributions from noncontrolling interests					1,150	1,150
Other comprehensive income				76		76
Balance, March 31, 2020	3,890	1,767,559	(73,317)	(11,207)	179,320	1,866,245
Net income			11,368		1,009	12,377
Shares issued under benefit plans, net		413				413
Dividends paid – common shares ($.18 per share)			(23,059)			(23,059)
Distributions to noncontrolling interests					(293)	(293)
Other comprehensive income				49		49
Balance, June 30, 2020	3,890	1,767,972	(85,008)	(11,158)	180,036	1,855,732
Net income			25,089		2,372	27,461
Shares issued under benefit plans, net	1	1,143				1,144
Dividends paid – common shares ($.18 per share)			(23,066)			(23,066)
Dividends declared – common shares ($.18 per share)			(23,066)			(23,066)
Distributions to noncontrolling interests					(380)	(380)
Other comprehensive income				4		4
Balance, September 30, 2020	$3,891	$1,769,115	$(106,051)	$(11,154)	$182,028	$1,837,829

	Nine Months Ended September 30, 2019
	Common		Net Income	Accumulated
	Shares of	Additional	Less Than	Other
	Beneficial	Paid-In	Accumulated	Comprehensive	Noncontrolling
	Interest	Capital	Dividends	Loss	Interests	Total
Balance, January 1, 2019	$3,893	$1,766,993	$(186,431)	$(10,549)	$176,793	$1,750,699
Net income			49,666		1,588	51,254
Shares issued under benefit plans, net	10	8,141				8,151
Dividends paid – common shares ($.395 per share)			(50,816)			(50,816)
Distributions to noncontrolling interests					(1,572)	(1,572)
Contributions from noncontrolling interests					326	326
Other comprehensive income				69		69
Other, net		1,955			368	2,323
Balance, March 31, 2019	3,903	1,777,089	(187,581)	(10,480)	177,503	1,760,434
Net income			83,809		1,711	85,520
Shares issued under benefit plans, net	1	1,231				1,232
Dividends paid – common shares ($.395 per share)			(50,825)			(50,825)
Distributions to noncontrolling interests					(1,589)	(1,589)
Other comprehensive income				78		78
Balance, June 30, 2019	3,904	1,778,320	(154,597)	(10,402)	177,625	1,794,850
Net income			106,742		1,767	108,509
Shares issued under benefit plans, net		508				508
Dividends paid – common shares ($.395 per share)			(50,826)			(50,826)
Distributions to noncontrolling interests					(646)	(646)
Other comprehensive income				82		82
Balance, September 30, 2019	$3,904	$1,778,828	$(98,681)	$(10,320)	$178,746	$1,852,477

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

We operate a portfolio of neighborhood and community shopping centers, totaling approximately 31.0 million square feet of gross leasable area that is either owned by us or others. We have a diversified tenant base, with our largest tenant comprising only 2.7% of base minimum rental revenues during the nine months of 2020. Total revenues generated by our centers located in Houston and its surrounding areas was 20.2% of total revenue for the nine months ended September 30, 2020, and an additional 9.8% of total revenue was generated during this period from centers that are located in other parts of Texas. Also, in Florida and California, an additional 20.5% and 16.9%, respectively, of total revenue was generated during the nine months of 2020.

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

Leases

In April 2020, the Financial Accounting Standards Board ("FASB") published a Staff Q&A regarding Accounting for Lease Concessions Related to the Effects of the COVID-19 pandemic. As the pandemic is expected to result in numerous tenant rent and lease concessions, the intent of the publication was to provide relief to lessors in assessing whether a lease modification exists. The FASB publication provides for an election to bypass the lease-by-lease analysis and account for lease concessions, directly related to the effects of the COVID-19 pandemic, consistent with how those concessions would be accounted for as though enforceable rights and obligations for those concessions existed in the original contract. Accordingly, an entity would not have to analyze each contract to determine whether those rights exist in the contract and can elect to apply or not apply lease modification guidance to those contracts. Such election is required to be applied consistently to leases with similar characteristics and circumstances. This election is available for COVID-19 related concessions that do not result in a substantial increase in the rights of the lessor or the obligations of the lessee and the total payments required by the modified lease are substantially the same as or less than total payments required by the original lease. As of April 1, 2020, we elected to not apply lease modification guidance to those contracts. As such, any lease deferral concessions will remain recorded in Accrued Rent, Accrued Contract Receivables and Accounts Receivable, net, and rent abatements will be recorded as a reduction to Rentals, net in our consolidated financial statements. Subject to this guidance, as of September 30, 2020, included in Accrued Rent, Accrued Contract Receivables and Accounts Receivable, net we have deferred lease concessions not currently due of $12.1 million and have recorded rent abatements of $1.3 million (see Note 7 for additional information). Discussions are continuing with tenants as the effects of COVID-19 and related mandates evolve.

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

The duration of the COVID-19 pandemic and its impact on our tenants’ operations, including, in some cases, their ability to resume full operations as governmental and legislative measures are eased, or in some cases reimposed, has caused uncertainty in our ongoing ability to collect rents when due. Considering the potential impact of these uncertainties, our collection assessment also took into consideration the type of retailer and current discussions with the tenants, as well as recent rent collection experience and tenant bankruptcies based on the best information available to management at the time of evaluation. For the three and nine months ended September 30, 2020, we reduced (increased) rental revenues by $1.4 million and $30.1 million, respectively, due to lease related reserves and write-offs, which included $(.3) million and $12.1 million, respectively, for straight-line rent receivables.

Restricted Deposits and Escrows

Restricted deposits are held or restricted for a specific use or in a qualified escrow account for the purposes of completing like-kind exchange transactions. Escrows consist of deposits held by third parties or lenders for a specific use, including capital improvements, rental income and taxes.

Our restricted deposits and escrows consist of the following (in thousands):

	September 30,	December 31,
	2020	2019
Restricted deposits	$13,891	$12,793
Escrows	390	1,017
Total	$14,281	$13,810

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

Our tax increment revenue bonds have been classified as held to maturity and are recorded at amortized cost offset by a recognized credit loss (see Note 14 for further information). Due to the recognized credit loss, interest on these bonds is recorded at an effective interest rate when cash payments are received. The bonds are evaluated for credit losses based on discounted estimated future cash flows. Any future receipts in excess of the amortized basis will be recognized as revenue when received. The credit risk associated with the amortized value of these bonds is low as the bonds are earmarked for repayments from sales and property taxes associated with a government entity. At September 30, 2020, no credit allowance has been recorded.

Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss by component consists of the following (in thousands):

			Defined
			Benefit
			Pension
	Gain on		Plan-
	Cash Flow		Actuarial
	Hedges		Loss		Total
Balance, December 31, 2019	$(3,614)		$14,897		$11,283
Amounts reclassified from accumulated other comprehensive loss	221	(1)	(297)	(2)	(76)
Net other comprehensive loss (income)	221		(297)		(76)
Balance, March 31, 2020	(3,393)		14,600		11,207
Amounts reclassified from accumulated other comprehensive loss	224	(1)	(273)	(2)	(49)
Net other comprehensive loss (income)	224		(273)		(49)
Balance, June 30, 2020	(3,169)		14,327		11,158
Amounts reclassified from accumulated other comprehensive loss	221	(1)	(225)	(2)	(4)
Net other comprehensive loss (income)	221		(225)		(4)
Balance, September 30, 2020	$(2,948)		$14,102		$11,154

			Defined
			Benefit
			Pension
	Gain on		Plan-
	Cash Flow		Actuarial
	Hedges		Loss		Total
Balance, December 31, 2018	$(4,501)		$15,050		$10,549
Amounts reclassified from accumulated other comprehensive loss	219	(1)	(288)	(2)	(69)
Net other comprehensive loss (income)	219		(288)		(69)
Balance, March 31, 2019	(4,282)		14,762		10,480
Amounts reclassified from accumulated other comprehensive loss	221	(1)	(299)	(2)	(78)
Net other comprehensive loss (income)	221		(299)		(78)
Balance, June 30, 2019	(4,061)		14,463		10,402
Amounts reclassified from accumulated other comprehensive loss	223	(1)	(305)	(2)	(82)
Net other comprehensive loss (income)	223		(305)		(82)
Balance, September 30, 2019	$(3,838)		$14,158		$10,320
(1)	This reclassification component is included in interest expense.
(2)	This reclassification component is included in the computation of net periodic benefit cost (see Note 11 for additional information).

Additionally, as of September 30, 2020 and December 31, 2019, the net gain balance in accumulated other comprehensive loss relating to previously terminated cash flow interest rate swap contracts was $2.9 million and $3.6 million, respectively, which will be reclassified to net interest expense as interest payments are made on the originally hedged debt. Within the next 12 months, approximately $.9 million in accumulated other comprehensive loss is expected to be reclassified as a reduction to interest expense related to our interest rate contracts.

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

In identifying all of our financial instruments covered under this guidance, the majority of our instruments result from operating leasing transactions, which are not within the scope of the new standard and are to remain governed by the recently issued leasing guidance and other previously issued guidance. Upon adoption at January 1, 2020, we recognized, using the modified retrospective approach, a cumulative effect for credit losses, which has decreased each of retained earnings and other assets by $.7 million. In addition, we evaluated controls around the implementation of this ASU and have concluded there will be no significant impact on our control structure.

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

In August 2020, the FASB issued ASU No. 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.” The guidance in this ASU simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. This simplification results by removing major separation models required under current GAAP. Additionally, it removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and simplifies the diluted earnings per share calculation. The provisions of ASU No. 2020-06 are effective for us as of January 1, 2022 using either a modified retrospective method or a fully retrospective method, and early adoption is permitted beginning for us as of January 1, 2021. Although we are still assessing the impact of this ASU's adoption, we do not believe this ASU will have a material impact to our consolidated financial statements, and we are considering early adoption as of January 1, 2021.

Note 3. Property

Our property consists of the following (in thousands):

	September 30,	December 31,
	2020	2019
Land	$928,510	$911,521
Land held for development	39,912	40,667
Land under development	21,241	53,076
Buildings and improvements	3,010,980	2,898,867
Construction in-progress	199,840	241,118
Total	$4,200,483	$4,145,249

During the nine months ended September 30, 2020, we sold five centers and other property. Aggregate gross sales proceeds from these transactions approximated $98.3 million and generated gains of approximately $31.7 million. Also, during the nine months ended September 30, 2020, we acquired one grocery-anchored shopping center and other property with an aggregate gross purchase price of approximately $46.0 million, and we invested $71.0 million in new development projects.

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

	September 30,	December 31,
	2020	2019
Combined Condensed Balance Sheets

ASSETS
Property	$1,224,459	$1,378,328
Accumulated depreciation	(295,353)	(331,856)
Property, net	929,106	1,046,472
Other assets, net	117,886	108,366
Total Assets	$1,046,992	$1,154,838

LIABILITIES AND EQUITY
Debt, net (primarily mortgages payable)	$262,699	$264,782
Amounts payable to Weingarten Realty Investors and Affiliates	9,267	11,972
Other liabilities, net	25,473	25,498
Total Liabilities	297,439	302,252
Equity	749,553	852,586
Total Liabilities and Equity	$1,046,992	$1,154,838

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Combined Condensed Statements of Operations
Revenues, net	$32,073	$33,853	$92,629	$99,245
Expenses:
Depreciation and amortization	8,803	7,914	26,467	23,409
Interest, net	2,328	2,336	7,080	7,286
Operating	5,579	6,035	18,152	17,820
Real estate taxes, net	4,333	4,891	12,948	13,948
General and administrative	92	110	430	422
Provision for income taxes	30	34	100	103
Total	21,165	21,320	65,177	62,988
Gain on dispositions	178	—	46,967	2,009
Net income	$11,086	$12,533	$74,419	$38,266

Our investment in real estate joint ventures and partnerships, as reported in our Condensed Consolidated Balance Sheets, differs from our proportionate share of the entities’ underlying net assets due to basis differences, which arose upon the transfer of assets to the joint ventures. The net positive basis differences, which totaled $11.1 million and $9.0 million at September 30, 2020 and December 31, 2019, respectively, are generally amortized over the useful lives of the related assets.

We recorded joint venture fee income of $1.3 million and $1.9 million included in Other revenue for the three months ended September 30, 2020 and 2019, respectively, and $4.0 million and $4.8 million for the nine months ended September 30, 2020 and 2019, respectively. Additionally, as a result of COVID-19, for the nine months ended September 30, 2020, our joint venture and partnerships have reduced revenues by $5.9 million due to lease related reserves and write-offs, which includes $2.6 million for straight-line rent receivables. Of these amounts for the nine months ended September 30, 2020, our share totaled $2.0 million, which includes $.7 million for straight-line rent receivables. For additional information, see Note 1.

During 2020, we sold two centers and our interest in two centers, ranging from 20% to 50%, at an aggregate gross value of approximately $148.3 million, of which our share of the gain, included in equity earnings in real estate joint ventures and partnerships, totaled $23.5 million. Also during the nine months ended September 30, 2020, we invested an additional $8.3 million in a 90% owned unconsolidated real estate joint venture for a mixed-use new development.

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

Note 5. Debt

Our debt consists of the following (in thousands):

	September 30,	December 31,
	2020	2019
Debt payable, net to 2038 (1)	$1,651,050	$1,653,154
Debt service guaranty liability	57,380	57,380
Finance lease obligation	21,723	21,804
Total	$1,730,153	$1,732,338
(1)	At both September 30, 2020 and December 31, 2019, interest rates ranged from 3.3% to 7.0% at a weighted average rate of 3.9% for both periods.

	September 30,	December 31,
	2020	2019
As to interest rate (including the effects of interest rate contracts):
Fixed-rate debt	$1,730,153	$1,714,890
Variable-rate debt	—	17,448
Total	$1,730,153	$1,732,338
As to collateralization:
Unsecured debt	$1,452,167	$1,450,762
Secured debt	277,986	281,576
Total	$1,730,153	$1,732,338

We maintain a $500 million unsecured revolving credit facility, which was amended and extended on December 11, 2019. This facility expires in March 2024, provides for two consecutive six-month extensions upon our request, and borrowing rates that float at a margin over LIBOR plus a facility fee. At both September 30, 2020 and December 31, 2019, the borrowing margin and facility fee, which are priced off a grid that is tied to our senior unsecured credit ratings, were 82.5 and 15 basis points, respectively. The facility also contains a competitive bid feature that allows us to request bids for up to $250 million. Additionally, an accordion feature allows us to increase the facility amount up to $850 million.

Additionally, we have a $10 million unsecured short-term facility, which was amended and extended on January 3, 2020, that we maintain for cash management purposes, which matures in March 2021. At both September 30, 2020 and December 31, 2019, the facility provided for fixed interest rate loans at a 30-day LIBOR rate plus a borrowing margin, facility fee and an unused facility fee of 125, 10, and 5 basis points, respectively.

The following table discloses certain information regarding our unsecured notes payable under our credit facilities (in thousands, except percentages):

	September 30,	December 31,
	2020	2019
Unsecured revolving credit facility:
Balance outstanding	$—	$—
Available balance	498,068	497,946
Letters of credit outstanding under facility	1,932	2,054
Variable interest rate (excluding facility fee)	—%	—%
Unsecured short-term facility:
Balance outstanding	$—	$—
Variable interest rate (excluding facility fee)	—%	—%
Both facilities:
Maximum balance outstanding during the period (1)	$497,000	$5,000
Weighted average balance	98,095	123
Year-to-date weighted average interest rate (excluding facility fee)	1.0%	3.3%
(1)	At March 31, 2020, we drew down the available balance of our unsecured revolving credit facility to increase liquidity and preserve financial flexibility in light of the uncertainty regarding the COVID-19 pandemic on the markets at that time, which we subsequently repaid due to the stability of the financial markets.

Related to a development project in Sheridan, Colorado, we have provided a guaranty for the payment of any debt service shortfalls until a coverage rate of 1.4x is met on tax increment revenue bonds issued in connection with the project. The bonds are to be repaid with incremental sales and property taxes and a public improvement fee (“PIF”) to be assessed on current and future retail sales and, to the extent necessary, any amounts we may have to provide under a guaranty. The incremental taxes and PIF are to remain intact until the earlier of the date the bond liability has been paid in full or 2040. Therefore, a debt service guaranty liability equal to the fair value of the amounts funded under the bonds was recorded. As of both September 30, 2020 and December 31, 2019, we had $57.4 million outstanding for the debt service guaranty liability.

During the year ended December 31, 2019, we repaid a $50 million secured fixed-rate mortgage with a 7.0% interest rate from cash from our disposition proceeds.

Various leases and properties, and current and future rentals from those leases and properties, collateralize certain debt. At September 30, 2020 and December 31, 2019, the carrying value of such assets aggregated $494.2 million and $463.7 million, respectively. Additionally, at both September 30, 2020 and December 31, 2019, investments of $5.3 million included in Restricted Deposits and Escrows are held as collateral for letters of credit totaling $5.0 million.

Scheduled principal payments on our debt (excluding $21.7 million of a finance lease obligation, $(3.3) million net premium/(discount) on debt, $(4.8) million of deferred debt costs, $1.7 million of non-cash debt-related items, and $57.4 million debt service guaranty liability) are due during the following years (in thousands):

2020 remaining	$1,435
2021	18,795
2022	308,298
2023	348,207
2024	252,561
2025	294,232
2026	277,733
2027	53,604
2028	92,159
2029	917
Thereafter	9,518
Total	$1,657,459

Our various debt agreements contain restrictive covenants, including minimum interest and fixed charge coverage ratios, minimum unencumbered interest coverage ratios, minimum net worth requirements and maximum total debt levels. We are not aware of any non-compliance with our public debt and revolving credit facility covenants as of September 30, 2020; however, our continued compliance with these covenants depends on many factors and could be impacted by current or future economic conditions, including those associated with the COVID-19 pandemic.

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

During the nine months ended September 30, 2020, .8 million common shares were repurchased at an average price of $21.47 per share, and no common shares were purchased during the year ended December 31, 2019. At September 30, 2020 and as of the date of this filing, $163.3 million of common shares remained available to be repurchased under this plan.

Common dividends of $.18 per common share totaling $23.1 million were declared and recorded in September 2020, and were paid in October 2020.

Note 7. Leasing Operations

As a commercial real estate lessor, generally our leases are for terms of 10 years or less and may include multiple options, upon tenant election, to extend the lease term in increments up to five years. Our leases typically do not include an option to purchase. Tenant terminations prior to the lease end date occasionally results in a one-time termination fee based on the remaining unpaid lease payments including variable payments and could be material to the tenant. Many of our leases have increasing minimum rental rates during the terms of the leases through escalation provisions. In addition, the majority of our leases provide for variable rental revenues, such as, reimbursements of real estate taxes, maintenance and insurance and may include an amount based on a percentage of the tenants’ sales. Also, rent abatements related to the COVID-19 pandemic of $1.0 and $1.3 million, respectively, were recorded as a reduction to variable lease payments for the three and nine months ended September 30, 2020 (see Note 1 for additional information).

Variable lease payments recognized in Rentals, net are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Variable lease payments	$25,022	$28,132	$75,983	$82,237

Note 8. Supplemental Cash Flow Information

Cash, cash equivalents and restricted cash equivalents consists of the following (in thousands):

	September 30,	September 30,
	2020	2019
Cash and cash equivalents	$50,215	$124,406
Restricted deposits and escrows (see Note 1)	14,281	62,274
Total	$64,496	$186,680

Supplemental disclosure of non-cash transactions is summarized as follows (in thousands):

	Nine Months Ended
	September 30,
	2020	2019
Accrued property construction costs	$13,590	$28,604
Accrued dividends payable	23,066	—
Right-of-use assets exchanged for operating lease liabilities	468	43,729
Increase in debt, net associated with the acquisition of real estate and land	17,952	—
Increase in other assets, net associated with the disposition of real estate and land	9,930	—

Note 9. Earnings Per Share

Earnings per common share – basic is computed using net income attributable to common shareholders and the weighted average number of shares outstanding – basic. Earnings per common share – diluted includes the effect of potentially dilutive securities. Earnings per common share – basic and diluted components for the periods indicated are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Numerator:
Net income	$27,461	$108,509	$94,086	$245,283
Net income attributable to noncontrolling interests	(2,372)	(1,767)	(5,007)	(5,066)
Net income attributable to common shareholders – basic	25,089	106,742	89,079	240,217
Income attributable to operating partnership units	—	528	—	1,584
Net income attributable to common shareholders – diluted	$25,089	$107,270	$89,079	$241,801
Denominator:
Weighted average shares outstanding – basic	127,270	127,870	127,457	127,828
Effect of dilutive securities:
Share options and awards	860	835	886	839
Operating partnership units	—	1,432	—	1,432
Weighted average shares outstanding – diluted	128,130	130,137	128,343	130,099

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

The fair value of the market-based share awards was estimated on the date of grant using a Monte Carlo valuation model based on the following assumptions:

	Nine Months Ended
	September 30, 2020
	Minimum	Maximum
Dividend yield	0.0%	5.2%
Expected volatility (1)	19.0%	20.0%
Expected life (in years)	N/A	3
Risk-free interest rate	0.0%	1.6%
(1)	Includes the volatility of the FTSE NAREIT U.S. Shopping Center Index and Weingarten Realty Investors.

A summary of the status of unvested share awards for the nine months ended September 30, 2020 is as follows:

		Weighted
		Average
	Unvested	Grant
	Share	Date Fair
	Awards	Value
Outstanding, January 1, 2020	801,346	$29.56
Granted:
Service-based awards	144,640	30.19
Market-based awards relative to FTSE NAREIT U.S. Shopping Center Index	66,953	31.18
Market-based awards relative to three-year absolute TSR	66,952	21.29
Trust manager awards	42,666	17.04
Vested	(261,681)	31.29
Forfeited	(2,700)	29.10
Outstanding, September 30, 2020	858,176	$28.00

As of September 30, 2020 and December 31, 2019, there was approximately $2.3 million and $2.1 million, respectively, of total unrecognized compensation cost related to unvested share awards, which is expected to be amortized over a weighted average of 1.8 years at both September 30, 2020 and December 31, 2019.

Note 11. Employee Benefit Plans

Defined Benefit Plan

We sponsor a noncontributory qualified retirement plan. The components of net periodic benefit cost for this plan are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Service cost	$370	$246	$948	$843
Interest cost	634	499	1,311	1,538
Expected return on plan assets	(1,341)	(776)	(2,773)	(2,514)
Amortization of net loss	225	305	795	892
Total	$(112)	$274	$281	$759

The components of net periodic benefit cost other than the service cost component are included in Interest and Other Income, net in the Condensed Consolidated Statements of Operations.

For both the nine months ended September 30, 2020 and 2019, we contributed $1.0 million to the qualified retirement plan. Currently, we do not anticipate making any additional contributions to this plan during 2020.

Defined Contribution Plans

Compensation expense related to our defined contribution plans was $.9 million and $1.0 million for the three months ended September 30, 2020 and 2019, respectively, and $2.9 million and $3.0 million for the nine months ended September 30, 2020 and 2019, respectively.

Note 12. Commitments and Contingencies

Commitments and Contingencies

As of September 30, 2020 and December 31, 2019, we participated in two real estate ventures structured as DownREIT partnerships. We have operating and financial control over these ventures and consolidate them in our condensed consolidated financial statements. These ventures allow the outside limited partners to put their interest in the partnership to us, and we have the option to redeem the interest in cash or a fixed number of our common shares, at our discretion. We also participate in a real estate venture that has a property in Texas that allows its outside partner to put operating partnership units to us. We have the option to redeem these units in cash or a fixed number of our common shares, at our discretion. The aggregate redemption value of these interests was approximately $24 million and $45 million as of September 30, 2020 and December 31, 2019, respectively.

As a REIT, we generally will not be subject to corporate level federal income tax on taxable income we distribute to our shareholders. As long as we distribute at least 90% of the taxable income of the REIT to our shareholders as dividends, we will not be taxed on the portion of our income we distribute as dividends unless we have ineligible transactions. As such, due to the magnitude of our dispositions during 2020, it is likely we will pay a special dividend near year-end in addition to our quarterly dividend; however, the timing of payment and amount of such dividend (if any) is not yet determinable.

As of September 30, 2020, we have entered into commitments aggregating $46.1 million comprised principally of construction contracts which are generally due in 12 to 36 months.

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

Note 13. Variable Interest Entities

Consolidated VIEs:

At both September 30, 2020 and December 31, 2019, eight of our real estate joint ventures, whose activities primarily consisted of owning and operating 21 neighborhood/community shopping centers, were determined to be VIEs. Based on a financing agreement by one of our real estate joint ventures that has a bottom dollar guaranty, which is disproportionate to our ownership, we have determined that we are the primary beneficiary and have consolidated this joint venture. For the remaining real estate joint ventures, we concluded we are the primary beneficiary based primarily on our significant power to direct the entities’ activities without any substantive kick-out or participating rights.

A summary of our consolidated VIEs is as follows (in thousands):

	September 30,	December 31,
	2020	2019
Assets Held by VIEs	$230,133	$228,954
Assets Held as Collateral for Debt (1)	40,638	39,782
Maximum Risk of Loss (1)	29,784	29,784
(1)	Represents the amount of debt and related assets held as collateral associated with the bottom dollar guaranty at one real estate joint venture.

Restrictions on the use of these assets can be significant because they may serve as collateral for debt. Further, we are generally required to obtain our partner’s approval in accordance with the joint venture agreement for any major transactions. Transactions with these joint ventures in our condensed consolidated financial statements have primarily been positive as demonstrated by the generation of net income and operating cash flows, as well as the receipt of cash distributions. We and our partners are subject to the provisions of the joint venture agreements which include provisions for when additional contributions may be required to fund operating cash shortfalls, development expenditures, unplanned capital expenditures and repayment of debts. For the nine months ended September 30, 2020, $2.7 million in additional contributions were made to pay off an outstanding debt.

Unconsolidated VIEs:

At both September 30, 2020 and December 31, 2019, two unconsolidated real estate joint ventures were determined to be VIEs. We have determined that one entity was a VIE through the issuance of a secured loan, since the lender had the ability to make decisions that could have a significant impact on the success of the entity. This loan matures March 31, 2021 and has two one-year renewal options. The first renewal is anticipated to be exercised as of March 31, 2021 (see the maximum risk of loss in the table below for additional information). Based on the associated agreements for the future development of a mixed-use project, we concluded that the other entity was a VIE, but we are not the primary beneficiary as the substantive participating rights associated with the entity are shared, and we do not have the power to direct the significant activities of the entity. Our analysis considered that all major decisions require unanimous member consent and those decisions include significant activities such as development, financing, leasing and operations of the entity.

A summary of our unconsolidated VIEs is as follows (in thousands):

	September 30,	December 31,
	2020	2019
Investment in Real Estate Joint Ventures and Partnerships, net (1)	$133,895	$128,361
Other Liabilities, net (2)	6,599	7,735
Maximum Risk of Loss (3)	34,000	34,000
(1)	The carrying amount of the investment represents our contributions to a real estate joint venture, net of any distributions made and our portion of the equity in earnings of the real estate joint venture. The increase between periods represents new development funding of a mixed-use project.
(2)	Includes the carrying amount of an investment where distributions have exceeded our contributions and our portion of the equity in earnings for a real estate joint venture.
(3)	The maximum risk of loss has been determined to be limited to our debt exposure for the real estate joint ventures. Additionally, our investment, including contributions and distributions, associated with a mixed-use project is disclosed in (1) above.

We and our partners are subject to the provisions of the joint venture agreements that specify conditions, including operating shortfalls, development expenditures and unplanned capital expenditures, under which additional contributions may be required. With respect to our future development of a mixed-used project, we anticipate future funding of approximately $.8 million through 2020.

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

Recurring Fair Value Measurements:

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019, aggregated by the level in the fair value hierarchy in which those measurements fall, are as follows (in thousands):

	Quoted Prices
	in Active
	Markets for	Significant
	Identical	Other	Significant
	Assets	Observable	Unobservable	Fair Value at
	and Liabilities	Inputs	Inputs	September 30,
	(Level 1)	(Level 2)	(Level 3)	2020
Assets:
Cash equivalents, primarily money market funds (1)	$155			$155
Restricted cash, primarily money market funds (1)	11,421			11,421
Investments, mutual funds held in a grantor trust (1)	39,476			39,476
Total	$51,052	$—	$—	$51,052
Liabilities:
Deferred compensation plan obligations	$39,476			$39,476
Total	$39,476	$—	$—	$39,476

________________________________________

(1)	For the three and nine months ended September 30, 2020, a net gain of $2.1 million and $1.2 million, respectively, was included in Interest and Other Income, net, of which $1.7 million and $(.2) million represented an unrealized gain (loss), respectively.

	Quoted Prices
	in Active
	Markets for	Significant
	Identical	Other	Significant
	Assets	Observable	Unobservable	Fair Value at
	and Liabilities	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2019
Assets:
Cash equivalents, primarily money market funds (1)	$28,330			$28,330
Restricted cash, primarily money market funds (1)	9,916			9,916
Investments, mutual funds held in a grantor trust (1)	38,378			38,378
Total	$76,624	$—	$—	$76,624
Liabilities:
Deferred compensation plan obligations	$38,378			$38,378
Total	$38,378	$—	$—	$38,378

________________________________________

(1)

For the year ended December 31, 2019, a net gain of $9.4 million was included in Interest and Other Income, net, of which $6.7 million represented an unrealized gain. Included in these amounts for the three and nine months ended September 30, 2019 was a net gain of $1.1 million and $6.3 million, respectively, of which $.2 million and $4.1 million, respectively, represented an unrealized gain.

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

No assets were measured at fair value on a nonrecurring basis at September 30, 2020. Assets measured at fair value on a nonrecurring basis at December 31, 2019 aggregated by the level in the fair value hierarchy in which those measurements fall, are as follows (in thousands):

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

Schedule of our fair value disclosures is as follows (in thousands):

	September 30, 2020			December 31, 2019
		Fair Value			Fair Value
		Using	Fair Value		Using	Fair Value
		Significant	Using		Significant	Using
		Other	Significant		Other	Significant
		Observable	Unobservable		Observable	Unobservable
	Carrying	Inputs	Inputs	Carrying	Inputs	Inputs
	Value	(Level 2)	(Level 3)	Value	(Level 2)	(Level 3)
Other Assets:
Tax increment revenue bonds (1)	$17,277		$21,000	$17,277		$25,000
Debt:
Fixed-rate debt	1,730,153		1,814,375	1,714,890		1,787,663
Variable-rate debt	—		—	17,448		17,426
(1)	At December 31, 2019, prior to the adoption of ASC 326, the amortized cost basis was net of a previously recognized other-than-temporary impairment on our tax increment revenue bonds of $31.0 million.

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

As of October 26, 2020, we have negotiated deferrals with tenants of approximately $21.9 million that will be collectable over the next several months. In addition, as of October 26, 2020, tenant rent collections for October, which includes base minimum rental revenues and escrows for common area maintenance (“CAM”), real estate taxes and insurance, either directly or through our interest in real estate joint ventures or partnerships, approximated 87% of the required amounts set forth in the leases.

*****

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The COVID-19 pandemic has resulted in a widespread health crisis, which has adversely affected international, national and local economies and financial markets generally, and has had an unprecedented negative effect on the commercial real estate industry. There has also recently been significant fluctuations in oil and natural gas prices. The discussions below, including without limitation with respect to outlooks and liquidity, are subject to the future effects of the COVID-19 pandemic and the responses to curb its spread, and changes in energy prices, all of which continue to evolve. As such, as described in Part II, Item 1A entitled “Risk Factors,” it is uncertain as to the magnitude of the impact of the pandemic and fluctuations in energy prices on our results of operations, cash flows, financial condition, or liquidity for fiscal year 2020 and beyond.

Forward-Looking Statements

This quarterly report on Form 10-Q, together with other statements and information publicly disseminated by us, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect actual results, performances or achievements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to, (i) disruptions in financial markets; (ii) general and regional economic and real estate conditions; (iii) the inability of major tenants to continue paying their rent obligations due to bankruptcy, insolvency or general downturn in their business; (iv) changes in consumer retail shopping patterns; (v) financing risks, such as the inability to obtain equity, debt, or other sources of financing on favorable terms and changes in LIBOR availability; (vi) changes in governmental laws and regulations; (vii) the level and volatility of interest rates; (viii) the availability of suitable acquisition opportunities; (ix) the ability to dispose of properties; (x) changes in expected development activity; (xi) increases in operating costs; (xii) tax matters, including the effect of changes in tax laws and the failure to qualify as a real estate investment trust; (xiii) technology system failures, disruptions or cybersecurity attacks; (xiv) investments through real estate joint ventures and partnerships, which involve risks not present in investments in which we are the sole investor; and (xv) the impact of public health issues, such as the recent COVID-19 pandemic, or natural disasters and severe weather conditions. Accordingly, there is no assurance that our expectations will be realized. For further discussion of the factors that could materially affect the outcome of our forward-looking statements and our future results and financial condition, see Item 1A. "Risk Factors” in our Form 10-K for the year ended December 31, 2019 and in Part II, Item 1A of this Quarterly Report on Form 10-Q. We do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.

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

We operate a portfolio of rental properties, primarily neighborhood and community shopping centers, totaling approximately 31.0 million square feet of gross leasable area that is either owned by us or others. We have a diversified tenant base with our largest tenant comprising only 2.7% of base minimum rental revenues during the first nine months of 2020.

At September 30, 2020, we owned or operated under long-term leases, either directly or through our interest in real estate joint ventures or partnerships, a total of 162 properties, which are located in 15 states spanning the country from coast to coast.

We also owned interests in 22 parcels of land held for development that totaled approximately 11.5 million square feet at September 30, 2020.

We had approximately 3,600 leases with 2,800 different tenants at September 30, 2020. Rental revenue is primarily derived from operating leases with terms of 10 years or less, and may include multiple options, upon tenant election, to extend the lease term in increments up to five years. Many of our leases have increasing minimum rental rates during the terms of the leases through escalation provisions. In addition, the majority of our leases provide for variable rental revenues, such as reimbursements of real estate taxes, maintenance and insurance and may include an amount based on a percentage of the tenants’ sales. Our anchor tenants are supermarkets, value-oriented apparel/discount stores and other retailers or service providers who generally sell basic necessity-type goods and services. Although there is a broad shift in shopping patterns, including internet shopping that continues to affect our tenants, we believe our anchor tenants, most of which have adopted omni-channel networks which help drive foot traffic, combined with convenient locations, attractive and well-maintained properties, high quality retailers and a strong tenant mix, should lessen the effects of these conditions and maintain the viability of our portfolio.

The COVID-19 pandemic has dramatically impacted our business due largely to the extreme hardships facing our retailers. The retail industry has been impacted greatly due to a number of factors, including governmental and legislative mandates to temporarily close and/or limit the operations of non-essential businesses, as well as encouraging or mandating most people to shelter in place and general economic conditions. While most states have embarked upon a reopening of select businesses, including retailers and restaurants, the impact of these measures on the ability of our tenants to pay rent is indeterminable at this time. Many of our retailers have moved to include on-line sales with curbside pickup or delivery, including restaurants, apparel discounters and electronics. The grocery stores and other retailers with a grocery component that anchor the majority of our shopping centers remain strong in this environment. The economy continues to gain traction in the majority of our markets with substantially all of our tenants open for business. Based on annualized base rents, including our share of interest in real estate joint ventures or partnerships, we have estimated that 44% and 19% of our tenants are designated as essential businesses and restaurants, respectively. During the nine months ended September 30, 2020, we have experienced an increase from 2019 in tenant fallout of approximately 460,000 square feet representing approximately $9.8 million in annualized base rents, either directly or through our interest in real estate joint ventures or partnerships. This quarter, announced bankruptcies affect approximately 250,000 square feet representing approximately $3.8 million in annualized base rents, of which 24,000 square feet and $.7 million is included in tenant fallout amounts above, either directly or through our interest in real estate joint ventures or partnerships. Accordingly, we continue to not issue 2020 guidance due to the uncertainties surrounding the impact and duration of the pandemic.

Beginning in the second quarter of 2020, we began to record deferrals and, in limited instances, abatement agreements with our tenants to provide some relief to the tenants greatly impacted by the COVID-19 shut down. As of October 26, 2020, we have negotiated deferrals with tenants on approximately 968 leases, which represents nearly $21.9 million that will be deferred over the next several months. In addition, for the three and nine months ended September 30, 2020, we have reduced rental revenues by $1.4 million and $30.1 million, respectively, due to lease related reserves and write-offs, which includes recoveries of $.3 million and expense of $12.1 million, respectively, for straight-line rent receivables. As markets within our geographic footprint continue to increase retail operations’ capacities, our current expectation is that rent collections will trend upward throughout 2021; however, no assurances can be given that this will occur due to the uncertainties surrounding our tenants’ reopening and any resurgence of the pandemic and the governmental reaction to any resurgence. As of October 26, 2020, tenant billing data, which includes base minimum rental revenues and escrows for CAM, real estate taxes and insurance either directly or through our interest in real estate joint ventures or partnerships, was as follows:

	Percent of Annualized Base Rent	Percent of Cash Collections for the Three Months Ending September 30, 2020	Percent of Cash Collections for October 1, 2020 through October 26, 2020

Essential	63%	93%	91%
Non-essential	37	84	81
Total Cash Collections	100%	90	87
Deferrals		4	2
Abatements		1	0
Total Cash Collections and Other		95%	89%

To conserve liquidity and preserve financial flexibility in light of the uncertainty surrounding the impact of COVID-19, we reduced our dividend payments beginning in the second quarter of 2020 to $.18 per share from $.395 per share. Due to the magnitude of our dispositions during 2020, it is also likely we will pay a special dividend near year-end; however, the timing of payment and amount of such dividend (if any) is not yet determinable. Absent a significant deterioration in cash collections, we believe our cash flow from operations will meet our planned capital needs for the remainder of 2020 and 2021; however, no assurances can be given that this level of cash flow will occur due to the uncertainty in the duration and restrictions of operations for retailers. Further, the ability to draw down under our revolving credit facility should provide ample liquidity for us to operate and maintain compliance with our debt covenants.

While all of our offices are currently open, most of our employees have been working remotely to stay healthy, support operations and in response to stay-at-home mandates or recommendations. Working remotely presents various challenges, including (but not all inclusive) concerns about productivity, connectivity, consumer privacy and IT security.

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

As we discussed above, subject to evolving market conditions, we continuously recycle non-core operating centers that no longer meet our ownership criteria and that will provide capital for growth opportunities. During the nine months ended September 30, 2020, we disposed of real estate assets, which were owned by us either directly or through our interest in real estate joint ventures or partnerships, with our share of aggregate gross sales proceeds totaling $152.4 million. We have approximately $120.4 million of dispositions currently under contracts or letters of intent; however, there are no assurances that these transactions will close at such prices or at all. For 2020, we expect the volume of dispositions will significantly decrease from those in 2019.

Subject to evolving market conditions, we intend to continue to seek acquisition properties that meet our return hurdles and to actively evaluate other opportunities as they enter the market. Previously, due to the significant amount of capital available in the market, it has been difficult to participate at price points that meet our investment criteria. During the nine months ended September 30, 2020, we acquired one grocery-anchored shopping center and other property, adding 86,000 square feet to the portfolio with an aggregate gross purchase price totaling $46.0 million. For 2020, we will continue to look for acquisition investments; however, during this current environment, there are no assurances that we will find suitable acquisition opportunities or, if found, whether and when the closing of the transaction will occur.

We intend to continue to focus on identifying new development projects as another source of growth, as well as continue to look for redevelopment opportunities. The opportunities for additional new development projects are limited at this time primarily due to a lack of demand for new retail space. During the nine months ended September 30, 2020, we invested $68.1 million in two mixed-use new development projects that are partially or wholly owned and a 30-story, high-rise residential tower at our River Oaks Shopping Center in Houston, Texas, and we invested $7.1 million in redevelopment projects that were partially or wholly owned. Also during the nine months ended September 30, 2020, completed redevelopment projects added approximately 155,000 square feet to the portfolio with an incremental investment totaling $29.0 million. For 2020, we expect these developments to proceed as planned; however, no assurance can be given as to the timing or cost to complete these developments due to a number of uncertainties, including the impact of the pandemic.

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

Operational Metrics

In assessing the performance of our centers, management carefully monitors various operating metrics of the portfolio. In light of current circumstance and the negative impact related to potentially uncollectible revenues, the operating metrics of our portfolio performed fairly well through the first nine months of 2020. We focused on collections and maintaining tenants to minimize the decline in same property net operating income (“SPNOI” and see Non-GAAP Financial Measures for additional information) due to the impact associated with the COVID-19 pandemic. Our portfolio delivered the following operating results:

●	occupancy of 93.0% at September 30, 2020 decreased from 94.7% at September 30, 2019;
●	a decrease of 9.1% in SPNOI for the nine months ended September 30, 2020 over the same period of 2019; and
●	rental rate increases of 12.3% for new leases and 7.2% for renewals during the nine months ended September 30, 2020.

Below are performance metrics associated with our signed occupancy, SPNOI growth and leasing activity on a pro rata basis:

	September 30,
	2020	2019
Anchor (space of 10,000 square feet or greater)	96.1%	97.0%
Non-Anchor	87.7%	90.7%
Total Occupancy	93.0%	94.7%

	Three Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2020
SPNOI (1)	(8.1)%	(9.1)%

(1)	See Non-GAAP Financial Measures for a definition of the measurement of SPNOI and a reconciliation to net income attributable to common shareholders within this section of Item 2.

			Average	Average	Average Cost
			New	Prior	of Tenant	Change in
	Number	Square	Rent per	Rent per	Improvements	Base Rent
	of	Feet	Square	Square	per Square	on Cash
	Leases	('000's)	Foot ($)	Foot ($)	Foot ($)	Basis
Leasing Activity:
Three Months Ended September 30, 2020
New leases (1)	38	102	$25.58	$23.03	$19.84	11.1%
Renewals	99	588	16.32	15.69	—	4.0%
Not comparable spaces	21	61
Total	158	751	$17.69	$16.78	$2.94	5.5%

Nine Months Ended September 30, 2020
New leases (1)	89	244	$25.99	$23.14	$39.39	12.3%
Renewals	352	2,000	17.87	16.67	—	7.2%
Not comparable spaces	53	209
Total	494	2,453	$18.76	$17.37	$4.30	8.0%
(1)	Average external lease commissions per square foot for the three and nine months ended September 30, 2020 were $7.60 and $6.83.

Changing shopping habits, driven by rapid expansion of internet-driven procurement, have led to increased financial problems for many retailers, which has had a negative impact on the retail real estate sector. We continue to monitor the effects of these trends, including the impact of retail customer spending over the long-term. We believe the desirability of our physical locations, the significant diversification of our portfolio, both geographically and by tenant base, and the quality of our portfolio, along with its leading retailers and service providers that sell primarily grocery and basic necessity-type goods and services, position us well to mitigate the impact of these changes. Additionally, most retailers have implemented omni-channel networks that integrate on-line shopping with in-store experiences that has further reinforced the need for bricks and mortar locations. Despite recent market disruption and tenant bankruptcies, we continue to believe there is long-term retailer demand for quality space within strong, strategically located centers.

In 2020, we are experiencing fluctuations due to announced bankruptcies and the repositioning of those spaces. Currently, the impact to occupancy is unknown due to the uncertainty and duration of the pandemic. Previously, a reduction in the availability of quality retail space, as well as continued retailer demand, contributed to the increase in overall rental rates on a same-space basis as we completed new leases and renewed existing leases; however, the magnitude of these increases declined in comparison to previous years due to, among other factors, a continued shift in negotiating leverage to the tenant. Given the uncertainty surrounding the impact of the pandemic, we are unclear of its impact to rental rates and the funding of tenant improvements and allowances. The variability in the mix of leasing transactions as to size of space, market, use and other factors may impact the magnitude of these changes, both positively and negatively. Leasing volume is anticipated to fluctuate due to occupancy and the uncertainty in tenant fallouts related to bankruptcies and tenant non-renewals. Our expectation is that SPNOI growth will continue to decline in 2020.

New Development/Redevelopment

At September 30, 2020, we have two mixed-use projects in the Washington D. C. market and a 30-story, high-rise residential tower at our River Oaks Shopping Center in Houston that were in various stages of development and are partially or wholly owned. We have funded $436.5 million through September 30, 2020 on these projects, and we estimate our aggregate net investment upon completion to be $485.0 million. Due to the impact of COVID-19, we are currently unable to project a stabilization return for these projects.

We have eight redevelopment projects in which we plan to invest approximately $49.2 million. As of September 30, 2020, completed redevelopment projects added approximately 155,000 square feet to the portfolio with an incremental investment totaling $29.0 million. Realization of a stabilized return may take longer than originally planned due to the impact of COVID-19.

We had approximately $39.9 million in land held for development at September 30, 2020 that may either be developed or sold. While we were experiencing some interest from retailers and other market participants in our land held for development, opportunities for economically viable developments remain limited. We intend to continue to pursue additional development and redevelopment opportunities in multiple markets; however, finding the right opportunities remains challenging.

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

We review current economic considerations each reporting period, including the effects of tenant bankruptcies. Additionally with the uncertainties regarding COVID-19, our assessment also considers the type of retailer and current discussions with the tenants, as well as recent rent collection experience. Determining whether a lease or contract, as well as any related receivables, are appropriately assessed and valued requires a significant amount of judgment by management and is based on the best information available to management at the time of evaluation. For the three and nine months ended September 30, 2020, we reduced rental revenues by $1.4 million and $30.1 million, respectively. The evaluations used in these analyses could result in incorrect estimates when determining values that could be material to our consolidated financial statements.

Results of Operations

Comparison of the Three Months Ended September 30, 2020 to the Three Months Ended September 30, 2019

The following table is a summary of certain items in net income from our Condensed Consolidated Statements of Operations, which we believe represent items that significantly changed during the three months ended September 30, 2020 as compared to the same period in 2019:

	Three Months Ended September 30,
	2020	2019	Change	% Change
Revenues	$112,355	$121,362	$(9,007)	(7.4)%
Depreciation and amortization	37,946	33,380	4,566	13.7
Real estate taxes, net	16,479	15,205	1,274	8.4
General and administrative expenses	10,245	8,432	1,813	21.5
Interest expense, net	15,044	13,820	1,224	8.9
Interest and other income, net	2,749	1,104	1,645	149.0
Gain on sale of property	10,268	74,115	(63,847)	(86.1)

Revenues

The decrease in revenues of $9.0 million is attributable primarily to the impact of $5.2 million related to dispositions, a decrease in revenues by approximately $5.6 million due primarily to the COVID-19 pandemic impact to cash basis tenants, rental rates and occupancy, as well as, both $1.4 million for potentially uncollectible revenues and $1.0 million from rent abatements associated primarily with the COVID-19 pandemic. Partially offsetting this decrease is revenue from acquisitions of $4.2 million.

Depreciation and Amortization

The increase in depreciation and amortization of $4.6 million is attributable primarily to the $4.9 million impact of acquisitions and new developments and an increase of $.6 million from other capital activities at our existing portfolio and redevelopments, which is partially offset by dispositions of $.9 million.

Real Estate Taxes, net

The increase in real estate taxes, net of $1.3 million is attributable primarily to rate and valuation changes, acquisitions and new developments, which is offset by dispositions.

General and Administrative Expenses

The increase in general and administrative expenses of $1.8 million is attributable primarily to a fair value increase of $2.0 million associated with assets held in a grantor trust related to deferred compensation and a reduction in primarily travel and convention related expenses due to the COVID-19 pandemic. Effective the first quarter of 2020, the allocation of the fair value adjustments associated with the assets held in the grantor trust was changed to reflect the current expense classification of the employees in the deferred compensation plan; therefore, all changes to the liability will be recorded in general and administrative expense with no allocation to operating expense unless future employee expense classifications change.

Interest Expense, net

Net interest expense increased $1.2 million or 8.9%. The components of net interest expense were as follows (in thousands):

	Three Months Ended
	September 30,
	2020	2019
Gross interest expense	$16,422	$16,703
Amortization of debt deferred costs, net	792	892
Over-market mortgage adjustment	(99)	(82)
Capitalized interest	(2,071)	(3,693)
Total	$15,044	$13,820

The increase in net interest expense is attributable primarily to a reduction in capitalized interest, which is offset by a reduction in gross interest expense. The reduction of capitalized interest is primarily attributable to the near completion of two of the residential portions of our new developments. The decrease in gross interest expense is primarily attributable to a reduction in the weighted average interest rates from revolver activity between the respective periods. For the three months ended September 30, 2020, the weighted average debt outstanding was $1.74 billion at a weighted average interest rate of 3.9% as compared to $1.75 billion outstanding at a weighted average interest rate of 4.0% in the same period of 2019.

Interest and Other Income, net

The increase of $1.6 million in interest and other income, net is attributable primarily to a fair value increase of $1.8 million associated with assets held in a grantor trust related to deferred compensation.

Gain on Sale of Property

The decrease of $63.8 million in gain on sale of property is attributable to the disposition of three centers and other property in the third quarter of 2020 as compared to four centers and other property in the same period of 2019.

Comparison of the Nine Months Ended September 30, 2020 to the Nine Months Ended September 30, 2019

The following table is a summary of certain items in net income from our Condensed Consolidated Statements of Operations, which we believe represent items that significantly changed during the nine months ended September 30, 2020 as compared to the same period in 2019:

	Nine Months Ended September 30,
	2020	2019	Change	% Change
Revenues	$321,842	$367,160	$(45,318)	(12.3)%
Depreciation and amortization	112,229	102,319	9,910	9.7
Operating expenses	65,954	69,927	(3,973)	(5.7)
General and administrative expenses	25,472	26,893	(1,421)	(5.3)
Interest expense, net	45,422	44,062	1,360	3.1
Interest and other income, net	2,214	7,409	(5,195)	(70.1)
Gain on sale of property	31,742	143,963	(112,221)	(78.0)
Equity in earnings of real estate joint ventures and partnerships, net	35,339	17,780	17,559	98.8

Revenues

The decrease in revenues of $45.3 million is attributable primarily to a decrease of $30.1 million for potentially uncollectible revenues associated primarily with the COVID-19 pandemic and the impact of $24.0 million related to dispositions. COVID-19 has also decreased our revenues by approximately $3.7 million due primarily from changes in cash basis tenants, rental rates and occupancy and from rent abatements of $1.3 million. Partially offsetting this decrease is revenue from acquisitions of $13.8 million.

Depreciation and Amortization

The increase in depreciation and amortization of $9.9 million is attributable primarily to the $13.7 million impact of acquisitions and new developments and an increase of $2.0 million from other capital activities at our existing portfolio and redevelopment centers, which is partially offset by dispositions of $5.8 million.

Operating Expenses

The decrease in operating expenses of $4.0 million is attributable primarily to a $3.0 million reduction in expense associated with deferred compensation (see General and Administrative Expenses and Interest and Other Income, net below for additional information) and the impact of dispositions of $3.9 million. Partially offsetting this decrease is an increase in expense of $3.3 million from acquisitions and mixed-use operations. Effective the first quarter of 2020, the allocation of the fair value adjustments associated with the assets held in the grantor trust was changed to reflect the current expense classification of the employees in the deferred compensation plan; therefore, all changes to the liability will be recorded in general and administrative expense with no allocation to operating expense unless future employee expense classifications change.

General and Administrative Expenses

The decrease in general and administrative expenses of $1.4 million is attributable primarily to a fair value reduction of $.6 million associated with assets held in a grantor trust related to deferred compensation and a reduction in primarily travel and convention related expenses due to the COVID-19 pandemic.

Interest Expense, net

Net interest expense increased $1.4 million or 3.1%. The components of net interest expense were as follows (in thousands):

	Nine Months Ended
	September 30,
	2020	2019
Gross interest expense	$49,981	$51,522
Amortization of debt deferred costs, net	2,371	2,682
Over-market mortgage adjustment	(286)	(245)
Capitalized interest	(6,644)	(9,897)
Total	$45,422	$44,062

The increase in net interest expense is attributable primarily to a reduction in capitalized interest, which is offset by a reduction in gross interest expense. The reduction of capitalized interest is primarily attributable to the near completion of two of the residential portions of our new developments. The decrease in gross interest expense is primarily attributable to a reduction in the weighted average interest rates due to the difference in outstanding balances under the revolver between the respective periods, which is offset by an increase in the weighted average debt outstanding associated primarily with the revolver. For the nine months ended September 30, 2020, the weighted average debt outstanding was $1.84 billion at a weighted average interest rate of 3.8% as compared to $1.78 billion outstanding at a weighted average interest rate of 4.0% in the same period of 2019.

Interest and Other Income, net

The decrease of $5.2 million in interest and other income, net is attributable primarily to a fair value reduction of $3.6 million associated with assets held in a grantor trust related to deferred compensation and a decrease in interest income of $2.1 million associated with short-term and other investments.

Gain on Sale of Property

The decrease of $112.2 million in gain on sale of property is attributable to the disposition of five centers and other property in the first nine months of 2020 as compared to 12 centers and other property in the same period of 2019.

Equity in Earnings of Real Estate Joint Ventures and Partnerships, net

The increase of $17.6 million in equity in earnings of real estate joint ventures and partnerships, net is attributable primarily to an increase in earnings of $19.7 million associated with disposition activities between the respective periods. Partially offsetting this increase are adjustments totaling $2.0 million for potentially uncollectible amounts associated primarily with the COVID-19 pandemic.

Capital Resources and Liquidity

Our primary operating liquidity needs are paying our common share dividends, maintaining and operating our existing properties, paying our debt service costs, excluding debt maturities, and funding capital expenditures. Our anticipated cash flows from operating activities in 2020, as well as the availability of funds under our unsecured revolving credit facility are expected to meet these planned capital needs; however, no assurance can be given due to, among other factors, the evolving impact of the pandemic.

The primary sources of capital for funding any debt maturities, acquisitions, share repurchases, new developments and redevelopments are our excess cash flow generated by our operating properties; credit facilities; proceeds from both secured and unsecured debt issuances; proceeds from equity issuances; and cash generated from the sale of property or interests in real estate joint ventures and partnerships and the formation of joint ventures. Amounts outstanding under the unsecured revolving credit facility are retired as needed with proceeds from the issuance of long-term debt, equity, cash generated from the disposition of properties and cash flow generated by our operating properties.

As of September 30, 2020, we had available borrowing capacity of $498.1 million under our unsecured revolving credit facility, and our debt maturities for the remainder of 2020 total $1.4 million. As of September 30, 2020, we had cash and cash equivalents available of $50.2 million. Currently, we anticipate our operating, development and redevelopment activities will be met by these funds in 2020. Even with the current uncertainty in the capital markets, we believe other debt and equity alternatives are available to us based on recent market transactions within our industry sector.

During the nine months ended September 30, 2020, our share of aggregate gross sales proceeds from dispositions of centers owned by us, either directly or through our interest in real estate joint ventures or partnerships, totaled $152.4 million. Operating cash flows from assets disposed are included in net cash from operating activities in our Condensed Consolidated Statements of Cash Flows, while proceeds from these disposals are included as investing activities.

We have non-recourse debt secured by acquired or developed properties held in several of our real estate joint ventures and partnerships. At September 30, 2020, off-balance sheet mortgage debt for our unconsolidated real estate joint ventures and partnerships totaled $262.7 million, of which our pro rata ownership was $85.8 million. Scheduled principal mortgage payments on this debt, excluding deferred debt costs and non-cash related items totaling $(.4) million, at 100% are as follows (in millions):

2020 remaining	$0.8
2021	173.0
2022	2.1
2023	2.2
2024	2.3
Thereafter	82.7
Total	$263.1

We generally have the right to sell or otherwise dispose of our assets except in certain cases where we are required to obtain our joint venture partners’ consent or a lender’s consent for assets held in special purpose entities.

Investing Activities

Acquisitions

During the nine months ended September 30, 2020, we acquired one grocery-anchored center and other property with an aggregate gross purchase price totaling $46.0 million.

Dispositions

During the nine months ended September 30, 2020, we sold nine centers and other property, including real estate assets owned through our interest in unconsolidated real estate joint ventures and partnerships. Our share of aggregate gross sales proceeds from these transactions totaled $152.4 million and our share of the gains generated approximated $54.6 million.

New Development/Redevelopment

At September 30, 2020, we had two mixed-use projects and a 30-story, high-rise residential tower at our River Oaks Shopping Center under development with approximately .2 million of total square footage for retail and 962 residential units, that were partially or wholly owned. We have funded $436.5 million through September 30, 2020 on these projects. Upon completion, we expect our aggregate net investment in these multi-use projects to be $485.0 million; however, the timing of the realization of a stabilized return is currently unknown due to the uncertainties regarding the impact of COVID-19.

At September 30, 2020, we had eight redevelopment projects in which we plan to invest approximately $49.2 million. Realization of the stabilized return may take longer than originally planned due to the impact of COVID-19. During the nine months ended September 30, 2020, completed redevelopment projects added approximately 155,000 square feet to the portfolio with an incremental investment totaling $29.0 million.

Capital Expenditures

Capital expenditures for additions to the existing portfolio, acquisitions, tenant improvements, new development, redevelopment and our share of investments in unconsolidated real estate joint ventures and partnerships are as follows (in thousands):

	Nine Months Ended
	September 30,
	2020	2019
Acquisitions	$28,486	$81,034
New Development	75,548	109,513
Redevelopment	9,016	20,181
Tenant Improvements	23,143	23,586
Capital Improvements	11,914	13,673
Other	1,991	5,139
Total	$150,098	$253,126

The decrease in capital expenditures is attributable primarily to a reduction in acquisitions and new development and redevelopment activity.

For 2020, we anticipate our acquisitions will decline over the prior year. Our new development and redevelopment investment for 2020 is estimated to be lower than 2019 expenditures as we near completion of our current development projects. For 2020, capital and tenant improvements is generally expected to be consistent or lower than 2019 expenditures. No assurances can be provided that our planned activities will occur. Further, we have entered into commitments aggregating $46.1 million comprised principally of construction contracts, which are generally due in 12 to 36 months and anticipated to be funded with proceeds from the drawdown under our unsecured revolving credit facility.

Capital expenditures for additions described above relate to cash flows from investing activities as follows (in thousands):

	Nine Months Ended
	September 30,
	2020	2019
Acquisition of real estate and land, net	$28,486	$54,069
Development and capital improvements	113,332	130,857
Real estate joint ventures and partnerships - Investments	8,280	68,200
Total	$150,098	$253,126

Capitalized soft costs, including payroll and other general and administrative costs, interest, insurance and real estate taxes, totaled $14.0 million and $16.9 million for the nine months ended September 30, 2020 and 2019, respectively.

Financing Activities

Debt

Total debt outstanding was $1.7 billion at September 30, 2020, which bears interest at fixed rates. Additionally, of our total debt, $278 million was secured by operating centers while the remaining $1.5 billion was unsecured.

At September 30, 2020, we have a $500 million unsecured revolving credit facility, which expires in March 2024 and provides borrowing rates that float at a margin over LIBOR plus a facility fee. At September 30, 2020, the borrowing margin and facility fee, which are priced off a grid that is tied to our senior unsecured credit ratings, were 82.5 and 15 basis points, respectively. The facility also contains a competitive bid feature that allows us to request bids for up to $250 million. Additionally, an accordion feature allows us to increase the facility amount up to $850 million. As of September 30, 2020, we had no outstanding balance, and the available balance was $498.1 million, net of $1.9 million in outstanding letters of credit.

At September 30, 2020, we have a $10 million unsecured short-term facility that we maintain for cash management purposes. The facility, which matures in March 2021, provides for fixed interest rate loans at a 30-day LIBOR rate plus borrowing margin, facility fee and an unused facility fee of 125, 10, and 5 basis points, respectively. As of September 30, 2020, we had no amounts outstanding under this facility.

For the nine months ended September 30, 2020, the maximum balance and weighted average balance outstanding under both facilities combined were $497 million and $98.1 million, respectively, at a weighted average interest rate of 1.0%.

Our five most restrictive covenants, composed from both our public debt and revolving credit facility, include debt to asset, secured debt to asset, fixed charge, unencumbered asset test and unencumbered interest coverage ratios. We are not aware of any non-compliance with our public debt and revolving credit facility covenants as of September 30, 2020.

Our most restrictive public debt covenant ratios, as defined in our indenture and supplemental indenture agreements, were as follows at September 30, 2020:

Covenant	Restriction	Actual
Debt to Asset Ratio	Less than 60.0%	35.5%
Secured Debt to Asset Ratio	Less than 40.0%	5.7%
Fixed Charge Ratio	Greater than 1.5	4.1
Unencumbered Asset Test	Greater than 150%	300.7%

Equity

Our Board of Trust Managers has approved a dividend payment for the third quarter of $.18 per share. The reduction in the dividend payment compared to 2019 is to maintain financial flexibility until we have better insight into the impact of the pandemic. Common share dividends paid totaled $97.1 million for the nine months ended September 30, 2020. As disclosed in our Form 10-K for the year ended December 31, 2019, we had dividends designated for payment in 2020 of $121.2 million. Subsequent to quarter end, we paid common share dividends totaling $23.1 million, which completes the payments of dividends designated for payment in 2020. Further, it is likely that we may need to pay a special dividend near year-end to cover additional 2020 taxable income resulting from property sales. Our dividend payout ratio (as calculated as dividends paid on common shares divided by core funds from operations attributable to common shareholders – basic) for the nine months ended September 30, 2020 approximated 61.3% (see Non-GAAP Financial Measures for additional information).

We have a $200 million share repurchase plan. Under this plan, we may repurchase common shares from time-to-time in open-market or in privately negotiated purchases. The timing and amount of any shares repurchased will be determined by management based on its evaluation of market conditions and other factors. The repurchase plan may be suspended or discontinued at any time, and we have no obligations to repurchase any amount of our common shares under the plan. During the nine months ended September 30, 2020, we repurchased .8 million common shares at an average price of $21.47 per share. At September 30, 2020 and as of the date of this filing, $163.3 million of common shares remained available to be repurchased under this plan.

We have an effective universal shelf registration statement, which expires in September 2023. We will continue to closely monitor both the debt and equity markets and carefully consider our available financing alternatives, including both public offerings and private placements.

Contractual Obligations

We have debt obligations related to our mortgage loans and unsecured debt, including any draws on our credit facilities. We have shopping centers that are subject to ground leases where a third party owns and has leased the underlying land to us to construct and/or operate a shopping center. The table below excludes obligations related to our new development projects because such amounts are not fixed or determinable, and commitments aggregating $46.1 million comprised principally of construction contracts, which are generally due in 12 to 36 months. The following table summarizes our primary contractual obligations as of September 30, 2020 (in thousands):

	Payments due by period
		Less than 1			More than 5
	Total	year	1 - 3 years	3 - 5 years	years
Mortgages and Notes Payable (1)
Unsecured Debt	$1,618,253	$25,672	$404,120	$603,995	$584,466
Secured Debt	340,736	4,558	51,265	93,559	191,354
Lease Payments	107,968	562	5,415	4,804	97,187
Other Obligations (2)	55,718	25,788	29,930
Total Contractual Obligations	$2,122,675	$56,580	$490,730	$702,358	$873,007
(1)	Includes our finance lease obligation and principal and interest with interest on variable-rate debt, if any, calculated using rates at the end of the respective reporting period. Also, excludes a $57.4 million debt service guaranty liability. See Note 5 for additional information.
(2)	Other obligations include income and real estate tax payments, commitments associated with our secured debt and other employee payments. Contributions to our retirement plan were fully funded for 2020, and therefore are excluded from the above table. See Note 11 for additional information.

Related to a development project in Sheridan, Colorado, we have provided a guaranty for the payment of any debt service shortfalls on tax increment revenue bonds issued in connection with the project. The Sheridan Redevelopment Agency issued Series A bonds used for an urban renewal project, of which $57.4 million remain outstanding at September 30, 2020. The bonds are to be repaid with incremental sales and property taxes and a PIF to be assessed on current and future retail sales and, to the extent necessary, any amounts we may have to provide under a guaranty. The incremental taxes and PIF are to remain intact until the earlier of the payment of the bond liability in full or 2040. The debt associated with this guaranty has been recorded in our condensed consolidated financial statements as of September 30, 2020.

Off Balance Sheet Arrangements

As of September 30, 2020, none of our off-balance sheet arrangements had a material effect on our liquidity or availability of, or requirement for, our capital resources. Letters of credit totaling $6.9 million were outstanding at September 30, 2020.

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

As of September 30, 2020, one unconsolidated real estate joint venture was determined to be a VIE through the issuance of a secured loan, since the lender had the ability to make decisions that could have a significant impact on the profitability of the entity. This loan matures March 31, 2021 and has two one-year renewal options. The first renewal is anticipated to be exercised as of March 31, 2021. Our maximum risk of loss associated with this VIE was limited to $34 million at September 30, 2020. Also at September 30, 2020, another joint venture arrangement for the future development of a mixed-use project was determined to be a VIE. We are not the primary beneficiary as the substantive participating rights associated with the entity are shared, and we do not have the power to direct the significant activities of the entity. We anticipate future funding of approximately $.8 million associated with the mixed-use project through 2020.

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

NAREIT FFO and Core FFO is calculated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income attributable to common shareholders	$25,089	$106,742	$89,079	$240,217
Depreciation and amortization of real estate	37,815	33,143	111,810	101,618
Depreciation and amortization of real estate of unconsolidated real estate joint ventures and partnerships	4,235	2,933	12,354	8,674
Impairment of properties and real estate equity investments	—	—	44	74
Gain on sale of property, investment securities and interests in real estate equity investments	(10,255)	(74,093)	(31,732)	(144,647)
Gain on dispositions of unconsolidated real estate joint ventures and partnerships	(89)	—	(23,505)	(1,380)
Provision (benefit) for income taxes (1)	2	(187)	2	(143)
Noncontrolling interests and other (2)	(4)	(533)	(1,231)	(1,506)
NAREIT FFO – basic	56,793	68,005	156,821	202,907
Income attributable to operating partnership units	240	528	1,009	1,584
NAREIT FFO – diluted	57,033	68,533	157,830	204,491
Adjustments for Core FFO:
Contract terminations	—	—	340	—
Other	—	10	—	10
Core FFO – diluted	$57,033	$68,543	$158,170	$204,501

FFO weighted average shares outstanding – basic	127,270	127,870	127,457	127,828
Effect of dilutive securities:
Share options and awards	860	835	886	839
Operating partnership units	1,432	1,432	1,432	1,432
FFO weighted average shares outstanding – diluted	129,562	130,137	129,775	130,099

NAREIT FFO per common share – basic	$0.45	$0.53	$1.23	$1.59

NAREIT FFO per common share – diluted	$0.44	$0.53	$1.22	$1.57

Core FFO per common share – diluted	$0.44	$0.53	$1.22	$1.57
(1)	The applicable taxes related to gains and impairments of operating and non-operating real estate assets.
(2)	Related to gains, impairments and depreciation on operating properties and unconsolidated real estate joint ventures, where applicable.

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

	Three Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2020
Beginning of the period	148	155
Properties removed:
Redevelopments	—	(2)
Dispositions	(3)	(8)
End of the period	145	145

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income attributable to common shareholders	$25,089	$106,742	$89,079	$240,217
Add:
Net income attributable to noncontrolling interests	2,372	1,767	5,007	5,066
Provision for income taxes	195	21	710	682
Interest expense, net	15,044	13,820	45,422	44,062
Property management fees	918	657	2,825	2,213
Depreciation and amortization	37,946	33,380	112,229	102,319
Impairment loss	—	—	44	74
General and administrative	10,245	8,432	25,472	26,893
Other (1)	303	836	470	2,825
Less:
Gain on sale of property	(10,268)	(74,115)	(31,742)	(143,963)
Equity in earnings of real estate joint ventures and partnership interests, net	(4,814)	(5,698)	(35,339)	(17,780)
Interest and other income, net	(2,749)	(1,104)	(2,214)	(7,409)
Other (2)	(3,439)	(4,775)	552	(11,054)
Adjusted income	70,842	79,963	212,515	244,145
Less: Adjusted income related to consolidated entities not defined as same property and noncontrolling interests	(5,632)	(7,985)	(17,861)	(27,465)
Add: Pro rata share of unconsolidated entities defined as same property	7,787	7,436	22,190	22,001
Same Property Net Operating Income	$72,997	$79,414	$216,844	$238,681
(1)	Other includes items such as environmental abatement costs, demolition expenses and lease termination fees.
(2)	Other consists primarily of straight-line rentals, lease cancellation income and fee income primarily from real estate joint ventures and partnerships.

Newly Issued Accounting Pronouncements

See Note 2 to our condensed consolidated financial statements in Item 1 for additional information related to recent accounting pronouncements.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

We use fixed and floating-rate debt to finance our capital requirements. These transactions expose us to market risk related to changes in interest rates. Derivative financial instruments may be used to manage a portion of this risk, primarily interest rate contracts with major financial institutions. These agreements expose us to credit risk in the event of non-performance by the counter-parties. We do not engage in the trading of derivative financial instruments in the normal course of business. At September 30, 2020, we had fixed-rate debt of $1.7 billion, and had no variable-rate debt outstanding. The effect of a 100 basis points increase would decrease the fair value of our fixed-rate debt by $66.2 million.

ITEM 4.  Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of September 30, 2020. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2020.

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

The outbreak of COVID-19 has been declared a pandemic by the World Health Organization and has spread throughout the world, including the United States. Related government and private sector responsive actions may adversely affect our operations and have adversely affected the operations of our tenants. It is impossible to predict the effect and ultimate impact of this pandemic, as the situation is continually evolving. The COVID-19 pandemic has disrupted our tenants’ operations primarily due to mandated non-essential business shut downs and consumer/employee stay-at-home provisions. Retailers continue to seek ways to engage the customer by utilizing on-line ordering and curbside pick-up or delivery. Current and continued disruptions to our tenants’ operations have had and may continue to have a material adverse impact on our financial performance, liquidity and cash flows if tenants do not make their rental payments when due for a lengthy period of time.

There have also recently been significant fluctuations in the price of oil and natural gas resulting, at least in part, from the collapse in the global demand for oil from the COVID-19 induced closure of non-essential businesses, consumer/employee stay-at-home provisions and the near-elimination of airline and other non-essential travel worldwide, and related supply glut. A prolonged collapse in energy prices increases the levels and unpredictability of losses of employment and general business activity, which could further negatively impact the operations of our tenants located throughout Texas, including the city of Houston, where we have a concentration of properties.

The COVID-19 pandemic and related economic impact has and may continue to adversely affect lease extensions or renewals, as well as increase the number of store closings and tenant bankruptcies, all of which could also have a material adverse impact on our financial performance, liquidity and cash flows.

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

The impact of COVID-19 may also affect our development and redevelopment plans over the next few years resulting in possible delays or higher costs for both labor and materials. Our ability to acquire new centers or dispose of centers could also be impacted due to market and liquidity issues. These disruptions to our growth and liquidity plans may negatively impact our financial performance and slow future growth.

The uncertainty around the duration of the business disruptions and the extent of the spread of the virus has and may continue to adversely impact the national economy and negatively impact consumer spending. Any of these outcomes could have a material adverse impact on our business, financial condition, operating results and ability to execute and capitalize on our strategies. The full extent of the impact on our operations and financial performance of the COVID-19 pandemic and fluctuations in energy prices depends on future developments that are uncertain and unpredictable, including, among others, their duration and impact on employment and capital and financial markets, federal and state actions on businesses, taxes and consumers, the reactions to new information that may emerge concerning the virus and actions to contain it, and any negative impact on consumer demand for the goods and services of our tenants. Management’s estimates of the impact on our business are sensitive to change, and current estimates may not prove to be accurate due to, among other factors, the uncertainties described above.

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

Repurchases of our common shares for the quarter ended September 30, 2020 are as follows (in thousands, except per share amounts):

	(a)	(b)	(c)	(d)
Maximum
			Total Number	Dollar Value
			of Shares	of Shares that
	Total		Purchased as	May Yet be
	Number of	Average	Part of Publicly	Purchased
	Shares	Price Paid	Announced	Under the
Period	Purchased	Per Share	Program	Program
August 1, 2020 to August 31, 2020 (1)	80	$18.28
(1)	Common shares surrendered or deemed surrendered to us to satisfy such employees' tax withholding obligations in connection with the vesting and/or exercise of awards under our equity-based compensation plans.

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

DATE: November 4, 2020