Form 10-K
period 2020-12-31
WEINGARTEN REALTY INVESTORS /TX/
filed 2021-02-26
CIK 828916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes⌧No◻

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes◻No⌧

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes⌧No◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes⌧No◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	⌧	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has ﬁled a report on and attestation to its management’s assessment of the eﬀectiveness of its internal control over ﬁnancial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting ﬁrm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐No⌧

The aggregate market value of the common shares of beneficial interest held by non-affiliates on June 30, 2020 (based upon the most recent closing sale price on the New York Stock Exchange as of such date of $18.93) was $2.3 billion.

As of February 15, 2021, there were 127,744,937 common shares of beneficial interest outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relating to its Annual Meeting of Shareholders to be held on April 26, 2021 have been incorporated by reference to Part III of this Form 10-K.

Forward-Looking Statements

This annual report on Form 10-K, together with other statements and information publicly disseminated by us, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with those safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect actual results, performances or achievements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to, (i) disruptions in financial markets; (ii) general and regional economic and real estate conditions; (iii) the inability of major tenants to continue paying their rent obligations due to bankruptcy, insolvency or general downturn in their business; (iv) changes in consumer retail shopping patterns; (v) financing risks, such as the inability to obtain equity, debt, or other sources of financing on favorable terms and changes in LIBOR availability; (vi) changes in governmental laws and regulations; (vii) the level and volatility of interest rates; (viii) the availability of suitable acquisition opportunities; (ix) the ability to dispose of properties; (x) changes in expected development activity; (xi) increases in operating costs; (xii) tax matters, including the effect of changes in tax laws and the failure to qualify as a real estate investment trust; (xiii) technology system failures, disruptions or cybersecurity attacks; (xiv) investments through real estate joint ventures and partnerships, which involve risks not present in investments in which we are the sole investor; and (xv) the impact of public health issues, such as the current novel coronavirus (“COVID-19”) pandemic, natural disasters or severe weather conditions. Accordingly, there is no assurance that our expectations will be realized. For further discussion of the factors that could materially affect the outcome of our forward-looking statements and our future results and financial condition, see Item 1A. "Risk Factors.”

PART I

ITEM 1. Business

Weingarten Realty Investors is a real estate investment trust (“REIT”) organized under the Texas Business Organizations Code. We, and our predecessor entity, began the ownership of shopping centers and other commercial real estate in 1948. Our primary business is leasing space to tenants in the shopping centers we own or lease. These centers may include mixed-use properties that have both retail and residential components. We also provide property management services for which we charge fees to either joint ventures where we are partners or other outside owners.

We are in the business of owning, managing and developing retail shopping centers, which may include mixed-use properties that have both retail and residential components. At December 31, 2020, we owned or operated under long-term leases, either directly or through our interest in real estate joint ventures or partnerships, a total of 159 properties, which are located in 15 states spanning the country from coast to coast. The portfolio of properties contains approximately 30.2 million square feet of gross leasable area that is either owned by us or others. We also owned interests at December 31, 2020 in 22 parcels of land held for development that totaled approximately 11.5 million square feet.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 and the Consolidated Financial Statements and Notes thereto included in Item 8 of this Annual Report on Form 10-K for the year ended December 31, 2020 for information on certain recent developments of the Company, including the impact of the COVID-19 pandemic.

Investment and Operating Strategy.   Our goal is to remain a leader in owning and operating top-tier neighborhood and community shopping centers in certain markets of the United States ("U.S."). We expect to achieve this goal by:

●	raising net asset value and cash flows through quality acquisitions, redevelopments and new developments;
●	focusing on core operating fundamentals through our decentralized operating platform built on local expertise in leasing and property management;
●	disciplined growth from strategic acquisitions, redevelopments and new developments;
●	disposition of assets that no longer meet our ownership criteria, in which proceeds may be recycled by repaying debt, purchasing new assets or reinvesting in currently owned assets or for other corporate purposes; and
●	commitment to maintaining a conservatively leveraged balance sheet, strong liquidity, a well-staggered debt maturity schedule and strong credit agency ratings.

We may either purchase, develop or lease income-producing properties in the future, and may also participate with other entities in property ownership through partnerships, joint ventures or similar types of co-ownership.

We expect to continue our focus on the future growth of the portfolio in neighborhood and community shopping centers in markets where we currently operate throughout the U.S. Our markets of interest reflect high income and job growth, as well as high barriers-to-entry. We are primarily located in the Sunbelt states, which due to favorable state tax and pro-business environments has resulted in a recent migration to this geography given the recent work from home policies adopted during the pandemic. Our attention is also focused on high quality, supermarket-anchored and necessity-based centers, which may include mixed-use properties containing this type of retail component in addition to a residential component. In concentrating on these markets, we are able to obtain in-depth knowledge of the market from a leasing perspective and have easy access to the properties and our tenants from a management perspective.

Diversification from both a geographic and tenancy perspective is a critical component of our operating strategy. Our largest markets are located in Texas, Florida and California, which represent 30.2%, 22.9% and 10.7%, respectively, of our total properties’ gross leasable area. Total revenues generated by our centers located in Houston and its surrounding areas was 20.6% of total revenue for the year ended December 31, 2020, and an additional 9.8% of total revenue was generated in 2020 from centers that are located in other parts of Texas. An additional 20.4% and 16.4% of total revenue was generated in 2020 by our centers located in Florida and California, respectively. As of December 31, 2020, we also had 22 parcels of land held for development, four of which were located in Houston and its surrounding areas and 10 of which were located in other parts of Texas. Because of our investments in Texas, including Houston and its surrounding areas, Florida and California, changes in economic or real estate conditions in any of these areas could more significantly affect our business and operations than changes in other geographic areas.

With respect to tenant diversification, our two largest tenants, The Kroger Co. and TJX Companies, Inc., each accounted for 2.6% of our total base minimum rental revenues for the year ended December 31, 2020. No other tenant accounted for more than 2.0% of our total base minimum rental revenues. Our anchor tenants are supermarkets, value-oriented apparel/discount stores and other retailers or service providers who generally sell basic necessity-type goods and services. We believe the stability of our anchor tenants, combined with convenient locations, attractive and well-maintained properties, high quality retailers and a strong tenant mix, should ensure the long-term viability of our portfolio.

Strategically, we strive to finance our growth and working capital needs in a conservative manner, including managing our debt maturities. Our senior debt credit ratings were BBB with a projected stable outlook from Standard & Poors and Baa1 with a projected stable outlook from Moody’s Investor Services as of December 31, 2020. We intend to maintain a conservative approach to managing our balance sheet, which, in turn, should permit us to raise debt or equity capital when needed. At December 31, 2020 and 2019, our debt to total assets before depreciation ratio was 35.9% and 34.3%, respectively.

We have a $200 million share repurchase plan under which we may repurchase common shares of beneficial interest ("common shares") from time-to-time in open-market or privately negotiated purchases based on management’s evaluation of market conditions and other factors. As of the date of this filing, $149.4 million of common shares remained available to be repurchased under the plan.

Our policies with respect to the investment and operating strategies discussed above are periodically reviewed by our Board of Trust Managers and may be modified without a vote of our shareholders.

Corporate Responsibility.   Our goal is to remain a leader in owning and operating top-tier neighborhood shopping centers and mixed-use properties in certain markets of the United States. In pursuit of that goal, we incorporate corporate responsibility functions prevalently in our daily practices and consider it a duty to our associates, tenants, investors and the communities our properties reside in. Our programs focus on the environment, our people and governance.

We believe sustainability to be in the best interest of our tenants, investors, associates and the communities we serve. We are committed to reducing our environmental impact and believe this commitment is not only the right thing to do, but also supports us in achieving key strategic objectives in operations and development. Our sustainability initiatives include zeroscape landscaping, recycling and waste management; support at our centers and offices for alternative transportation options, including bike racks, electric vehicle charging stations and transportation stops; and utility and energy management.

Our associates are our greatest asset and are critical to achieving our initiatives and strategies. At December 31, 2020, we employed 243 full-time associates. A knowledgeable and skilled workforce drives our business with an average tenure for full time employees at 13 years for 2020. Having a diversified workforce is important to us as is indicative in our hiring practices. During 2020, 64.9% and 48.6% of our new hires represented females and minorities, respectively. During 2020, our associates received an average merit increase of 2.9% based on their 2019 performance. Additionally, we offer our associates a comprehensive benefits package, continuing education and tuition reimbursement, as well as, recognition awards. Associate development is essential to professional growth and tenure, which is funded by us and provided through Company sponsored programs, as well as through third party training and professional continuing education. Our wellness program is available to all associates and designed with their well-being in mind to develop both personally and professionally. Our wellness program targets an active life style, nutrition, physical and mental health, personal finances and community and charitable events. During 2020, our associates logged over 1,500 hours of volunteer work despite the limitations imposed by the pandemic.

We pride ourselves on having a long standing reputation for exhibiting the highest ethical standards which provide the foundation upon which we have conducted our business for over 70 years. These standards are reinforced through the governance-related charters and polices that guide our Board of Trust Managers, officers and associates. As custodians for our shareholders, we are committed to practicing at the highest level of corporate governance which embraces elevated principles of integrity and transparency to meet our financial, operational and strategic objectives to achieve long-term sustainability and shareholders’ value. We have adopted a Corporate code of conduct and ethics that requires our Board of Trust Managers, officers, associates and other representatives to adhere to higher than required standards. This is reinforced by mandatory training, which not only addresses and reinforces our code of conduct and ethics but also incorporates the topics of diversity and harassment. Associates are provided several means of reporting any violations, including our whistle blower hotline designed to provide caller confidentiality.

More information about our corporate responsibility strategy, goals and performance is available on our website at www.weingarten.com. The content of our website is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

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

Qualification as a Real Estate Investment Trust.   As of December 31, 2020, we met the qualification requirements of a REIT under the Internal Revenue Code, as amended. As a result, we will not be subject to federal income tax to the extent we meet certain requirements of the Internal Revenue Code, with the exception of our taxable REIT subsidiary.

Location.   Our principal executive offices are located at 2600 Citadel Plaza Drive, Houston, Texas 77008; and our phone number is (713) 866-6000. We also have nine regional offices located in various parts of the U.S.

Governmental Regulation.   We are under various federal, state and local laws, ordinances and regulations that may cause us to be liable for costs and damages to remove or remediate certain hazardous or toxic substances as an operator and owner of real estate. For further information regarding our risks related to environmental exposure, see Item 1A. "Risk Factors."

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

Pandemic Related Factors:

The outbreak of the COVID-19 pandemic and related government, private sector and individual consumer responses, and recent fluctuations in energy prices, has affected and may continue to adversely affect our business operations, employee availability, financial performance, liquidity and cash flow for an unknown period of time.

The outbreak of COVID-19 has been declared a pandemic by the World Health Organization and has spread throughout the world, including the U.S. Related government and private sector responsive actions may adversely affect our operations and have adversely affected the operations of our tenants. It is impossible to predict the length, effect or ultimate impact of this pandemic, as the situation continues to evolve. The COVID-19 pandemic has disrupted many of our tenants’ operations primarily due to mandated non-essential business shut downs and consumer/employee stay-at-home provisions. Retailers continue to seek ways to engage the customer by utilizing on-line ordering and curbside pick-up or delivery; however, there has clearly been an acceleration of e-commerce during the pandemic that has adversely affected some of our tenants. Current and continued disruptions to our tenants’ operations have had and may continue to have a material adverse impact on our financial performance, liquidity and cash flows if tenants do not make their rental payments when due for a lengthy period of time.

In early 2020, there were significant fluctuations in the price of oil and natural gas resulting, at least in part, from the collapse in the global demand for oil from the COVID-19 induced closure of non-essential businesses, consumer/employee stay-at-home provisions and the near-elimination of airline and other non-essential travel worldwide, and related supply glut. A prolonged collapse in energy prices increases the levels and unpredictability of losses of employment and general business activity, which could further negatively impact the operations of our tenants located throughout Texas, including the city of Houston, where we have a concentration of properties.

In December 2020, the U.S. Food and Drug Administration issued Emergency Use Authorizations for two COVID-19 vaccines. It is unknown when these vaccinations or other treatments for COVID-19 will become widely available and if they will be effective. The COVID-19 pandemic and related economic impact has and may continue to adversely affect lease extensions or renewals, as well as increase the number of store closings and tenant bankruptcies, all of which could also have a material adverse impact on our financial performance, liquidity and cash flows. Also, even after the COVID-19 pandemic subsides, the U.S. economy may continue to experience a recession which could adversely impact our tenants and our financial performance, liquidity and cash flows.

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

The uncertainty around the duration of the business disruptions and the extent of the spread of the virus has and continues to adversely impact the national economy and negatively impact consumer spending. Any of these outcomes could have a material adverse impact on our business, financial condition, operating results and ability to execute and capitalize on our strategies. The full extent of the impact on our operations and financial performance of the COVID-19 pandemic and fluctuations in energy prices depends on future developments that are uncertain and unpredictable, including, among others, their duration and impact on employment and capital and financial markets, federal and state actions on businesses, taxes and consumers, the reactions to new information that may emerge concerning the virus and actions to contain it, and any negative impact on consumer demand for the goods and services of our tenants. Management’s estimates of the impact on our business are sensitive to change, and current estimates may not prove to be accurate due to, among other factors, the uncertainties described above. In addition, many of the other risk factors described within this Form 10-K may be more likely to impact us as a result of the COVID-19 pandemic and the responses to curb its spread or fluctuations in energy prices.

Industry Related Factors:

The economic performance and value of our shopping centers depend on many factors, each of which could have an adverse impact on our cash flows and operating results.

The economic performance and value of our properties can be affected by many factors, including the following:

●	Risks associated with the COVID-19 pandemic or fluctuations in energy prices, as discussed above;
●	Changes in the national, regional and local economic climate;
●	Changes in existing laws and regulations, including environmental regulatory requirements including, but not limited to, legislation on global warming, trade reform, health care reform, employment laws and immigration laws;
●	Local conditions such as an oversupply of space or a reduction in demand for real estate in the area;
●	The attractiveness of the properties to tenants;
●	Competition from other available space;
●	Competition for our tenants from Internet sales and shifts in consumer shopping patterns;
●	Our tenants’ ability to anticipate or revise their marketing and/or sales approach to meet changes in consumer shopping patterns;
●	The ongoing disruption and/or consolidation of the retail sector;
●	Our ability to provide adequate management services and to maintain our properties;
●	Increased operating costs, if these costs cannot be passed through to tenants;
●	The cost of periodically renovating, repairing and releasing spaces;
●	The consequences of any armed conflict involving, or terrorist attack against, the U.S.;
●	Our ability to secure adequate insurance;
●	Fluctuations in interest rates;
●	Changes in real estate taxes and other expenses; and
●	Availability of financing on acceptable terms or at all.

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

Real Estate Investments and Operations Factors:

We have properties that are geographically concentrated, and adverse economic or other conditions in that area could have a material adverse effect on us.

We are particularly susceptible to adverse economic or other conditions in markets where our properties are concentrated, including California, Florida and Texas. These adverse conditions include increases in unemployment, industry slowdowns, including declining energy prices, business layoffs or downsizing, decreases in consumer confidence, relocations of businesses, changes in demographics, increases in real estate and other taxes, increases in regulations, pandemics, severe weather conditions and natural disasters, any of which could have an increased material adverse effect on us than if our portfolio was more geographically diverse.

Our real estate assets may be subject to impairment charges.

Periodically, we assess whether there are any indicators that the value of our real estate assets, including any capitalized costs and any identifiable intangible assets, may be impaired. A property’s value is impaired only if the estimate of the aggregate future undiscounted cash flows without interest charges to be generated by the property are less than the carrying value of the property. In estimating cash flows, we consider factors such as expected future income, trends and prospects, the effects of demand, competition and other factors. If we are evaluating the potential sale of an asset or development/redevelopment alternatives, the undiscounted future cash flows consider the most likely course of action at the balance sheet date based on current plans, intended holding periods and available market information. Determining whether a property is impaired and, if impaired, the amount of write-down to fair value requires a significant amount of judgment by management and is based on the best information available to management at the time of evaluation. If market conditions deteriorate or management’s plans for certain properties change, additional write-downs could be required in the future, and any future impairment could have a material adverse effect on our results of operations in the period in which the charge is taken.

Our development, redevelopment and construction activities could adversely affect our operating results.

We intend to continue the selective development, redevelopment and construction of retail and/or mixed-use properties in accordance with our development and underwriting policies as opportunities arise. Our development, redevelopment and construction activities include risks that:

●	We may abandon development opportunities after expending resources to determine feasibility;
●	Construction costs of a project may exceed our original estimates;
●	Occupancy rates and rents at a newly completed or redeveloped property may not be sufficient to make the property profitable;
●	Rental rates could be less than projected;

●	Delivery of multi-family units into uncertain residential environments may result in lower rents, sale price or take longer periods of time to reach economic stabilization;
●	Project completion may be delayed because of a number of factors, including weather, labor disruptions, construction delays or delays in receipt of zoning or other regulatory approvals, adverse economic conditions, acts of terror or other acts of violence, or acts of God (such as pandemics, fires, earthquakes or floods);
●	Financing may not be available to us on favorable terms for development or redevelopment of a property; and
●	We may not complete construction and lease-up on schedule, resulting in increased debt service expense and construction costs.

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

We intend to acquire existing commercial properties to the extent that suitable acquisitions can be made on advantageous terms. Acquisitions of commercial properties involve risks such as:

●	We may have difficulty identifying acquisition opportunities that fit our investment strategy;
●	Our estimates on expected occupancy and rental rates may differ from actual conditions;
●	Our estimates of the costs of any redevelopment or repositioning of acquired properties may prove to be inaccurate;
●	We may be unable to operate successfully in new markets where acquired properties are located, due to a lack of market knowledge or understanding of local economies;
●	We may be unable to successfully integrate new properties into our existing operations; or
●	We may have difficulty obtaining financing on acceptable terms or paying the operating expenses and debt service associated with acquired properties prior to sufficient occupancy.

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

Under the terms and conditions of the leases currently in force on our properties, tenants generally are required to indemnify and hold us harmless from liabilities resulting from injury to persons, air, water, land or property, on or off the premises, due to activities conducted on the properties, except for claims arising from our negligence or intentional misconduct or that of our agents. Tenants are generally required, at the tenant’s expense, to obtain and keep in full force during the term of the lease, liability and tenant’s property damage insurance policies. We have obtained comprehensive liability, casualty, property, flood, earthquake, environmental and rental loss insurance policies on our properties. All of these policies may involve substantial deductibles and certain exclusions. In addition, we cannot assure the shareholders that the tenants will properly maintain their insurance policies or have the ability to pay the deductibles. Should a loss occur that is uninsured or in an amount exceeding the combined aggregate limits for the policies noted above, or in the event of a loss that is subject to a substantial deductible under an insurance policy, we could lose all or part of our capital invested in, and anticipated revenue from, one or more of the properties, which could have a material adverse effect on our operating results and financial condition, as well as our ability to pay dividends to the shareholders.

Natural disasters and severe weather conditions could have an adverse effect on our cash flow and operating results.

Changing weather patterns and climatic conditions, such as global warming, may have added to the unpredictability and frequency of natural disasters in some parts of the world and created additional uncertainty as to future trends and exposures. Our operations are located in many areas that have experienced and may in the future experience natural disasters and severe weather conditions such as hurricanes, tornadoes, earthquakes, droughts, floods and fires. The occurrence of natural disasters or severe weather conditions can delay new development and redevelopment projects, increase investment costs to repair or replace damaged properties, increase future property insurance costs, and negatively impact the tenant demand for lease space. Additionally, these weather conditions may also disrupt our tenants’ businesses, which could affect the ability of some tenants to pay rent and may reduce the willingness of tenants to remain in or move to the affected area. Intense weather conditions during the last decade, among other factors, have caused our cost of property insurance to increase significantly. If insurance is unavailable to us or is unavailable on acceptable terms, or if our insurance is not adequate to cover business interruption or losses from these events, our earnings, liquidity or capital resources could be adversely affected.

Debt and Capital Funding Factors:

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

The substantial majority of our income is derived from rental income from real property. As a result, our performance depends on our ability to collect rent from tenants. Our income and funds to pay dividends would be negatively affected if a significant number of our tenants, or any of our major tenants (as discussed in more detail below):

●	Delay lease commencements;
●	Decline to extend or renew leases upon expiration;
●	Fail to make rental payments when due; or
●	Close stores or declare bankruptcy.

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

We are generally subject to risks associated with debt financing. These risks include:

●	Our cash flow may not satisfy required payments of principal and interest;
●	We may not be able to refinance existing indebtedness on our properties as necessary or the terms of the refinancing may be less favorable to us than the terms of existing debt;
●	Required debt payments are not reduced if the economic performance of any property declines;
●	Debt service obligations could reduce funds available for dividends to our shareholders and funds available for capital investment;
●	Any default on our indebtedness could result in acceleration of those obligations and possible loss of property to foreclosure; and
●	The risk that capital expenditures necessary for purposes such as re-leasing space cannot be financed on favorable terms.

If a property is mortgaged to secure payment of indebtedness and we cannot make the mortgage payments, we may have to surrender the property to the lender with a consequent loss of any prospective income and equity value from such property. Any of these risks can place strains on our cash flows, reduce our ability to grow and adversely affect our results of operations.

We may be adversely affected by changes in London Interbank Offered Rate (“LIBOR”) reporting practices or the method in which LIBOR is determined.

As of December 31, 2020, we had $40 million outstanding debt on our $500 million unsecured revolving credit facility, expiring in March 2024, which bears interest at a floating rate based on the LIBOR plus an applicable margin. We may incur additional debt indexed to LIBOR in the future. Central banks around the world, including the Federal Reserve, have commissioned working groups of market participants and official sector representatives with the goal of finding suitable replacements for LIBOR based on observable market transactions. It is expected that a transition away from the widespread use of LIBOR to alternative rates will occur over the course of the next few years. The Financial Conduct Authority that regulates LIBOR previously announced its intent to stop compelling banks to submit rates for the calculation of LIBOR after 2021, and the administrator of LIBOR announced its intention to cease the publication of the one week and two month USD LIBOR settings immediately following December 31, 2021, and the remaining USD LIBOR settings immediately following the LIBOR publication on June 30, 2023. Accordingly, there is considerable uncertainty regarding the publication of such rates beyond these dates.

Accordingly, there is considerable uncertainty regarding the publication of such rates beyond 2021. The Federal Reserve Bank of New York and various other authorities have commenced the publication of reforms and actions relating to alternatives to U.S. dollar LIBOR (“USD-LIBOR”). The Alternative Reference Rates Committee ("ARRC") has proposed that the Secured Overnight Financing Rate ("SOFR") is the rate that represents best practice in the U.S. as the alternative to LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. ARRC has proposed a paced market transition plan to SOFR from LIBOR. We are not able to predict when LIBOR will cease to be available or if SOFR, or another alternative reference rate, attains market traction as a LIBOR replacement. If LIBOR ceases to exist, we will need to agree upon a benchmark replacement index with our lenders under LIBOR-based loans, and as such the interest rate on our revolving credit facility and certain secured debt may change. The new rate may not be as favorable as those in effect prior to any LIBOR phase-out. Furthermore, the transition process may result in delays in funding, higher interest expense, additional expenses, and increased volatility in markets for instruments that currently rely on LIBOR. Although the full impact of such reforms and actions, together with any transition away from LIBOR, including the potential or actual discontinuance of LIBOR publication, remains unclear and may span several reporting periods, these changes may have a material adverse impact on the availability of financing, including LIBOR-based loans, and on our financing costs.

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

Credit ratings may not reflect all the risks of an investment in our debt or equity securities and rating changes could adversely affect our revolving credit facility.

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

Investments with Partnerships and Joint Ventures Factors:

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

Federal Income Tax Factors:

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

We intend to operate in a manner that allows us to qualify as a REIT for U.S. federal income tax purposes. However, REIT qualification requires us to satisfy numerous requirements (some on an annual or quarterly basis) established under highly technical and complex provisions of the Internal Revenue Code, for which there are a limited number of judicial or administrative interpretations. Our status as a REIT requires an analysis of various factual matters and circumstances that are not entirely within our control. Accordingly, it is not certain we will be able to qualify and remain qualified as a REIT for U.S. federal income tax purposes. Even a technical or inadvertent violation of the REIT requirements could jeopardize our REIT qualification. If we fail to qualify as a REIT in any tax year, then:

●	We would be taxed as a regular domestic corporation, which, among other things, means that we would be unable to deduct dividends paid to our shareholders in computing our taxable income and would be subject to U.S. federal income tax on our taxable income at regular corporate rates;
●	Any resulting tax liability could be substantial and would reduce the amount of cash available for dividends to shareholders, and could force us to liquidate assets or take other actions that could have a detrimental effect on our operating results; and
●	Unless we were entitled to relief under applicable statutory provisions, we would be disqualified from treatment as a REIT for the four taxable years following the year during which we lost our qualification, and our cash available for dividends to our shareholders would, therefore, be reduced for each of the years in which we do not qualify as a REIT.

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

Corporate Related Factors:

Loss of our key personnel could adversely affect the value of our common shares and operations.

We are dependent on the efforts of our key executive personnel, none of which have employment contracts with us. A significant number of persons in our management group are eligible for retirement. Although we believe qualified replacements could be found for these key executives and other members of our management group, the loss of their services could adversely affect the value of our common shares and operations.

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

Additionally, all of our properties are required to comply with certain laws and governmental rules and regulations, including the Americans with Disabilities Act, fire and safety regulations, building codes and other land use regulations, as they may be in effect or adopted by governmental agencies and bodies and become applicable to our properties. We may be required to make substantial capital expenditures to comply with those requirements, and these expenditures could have a material adverse effect on our ability to meet the financial obligations and pay dividends to our shareholders.

Heightened focus on corporate responsibility and sustainability may impose additional costs and expose us to new risks.

As corporate responsibility and sustainability awareness heightens, specifically as it relates to environmental, social and governance matters (“ESG”), our shareholders, tenants, associates and business partners may incorporate these matters when deciding on their future business and investment strategies. There is a growing demand for information and measurements in this field. As these measurements and demands increase and evolve, they could negatively impact us if we cannot meet them which may result in adverse effects on the price of our shares and our business, financial condition and results of operations, including increased capital expenditures and/or increased operating expenses.

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

Investments in Securities and Security Ownership Factors:

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

Among the market conditions that may affect the value of our common shares and access to the capital markets are the following:

●	The attractiveness of REIT securities as compared to other securities, including securities issued by other real estate companies, fixed income equity securities and debt securities;
●	Changes in revenues or earnings estimates or publication of research reports and recommendations by financial analysts or actions taken by rating agencies with respect to our securities or those of other REITs;
●	The degree of interest held by institutional investors;
●	The market’s perception of the quality of our assets and our growth potential in general and specifically as it relates to retail real estate companies;
●	The ability of our tenants to pay rent to us and meet their other obligations to us under current lease terms;
●	Our ability to re-lease space as leases expire;
●	Our ability to refinance our indebtedness as it matures;
●	Actual or anticipated quarterly fluctuations in our operating results and financial condition;
●	Any changes in our dividend policy;
●	Any future issuances of equity securities;
●	Strategic actions by us or our competitors, such as acquisitions or restructurings;
●	General market conditions and, in particular, developments related to market conditions for the real estate industry; and
●	Domestic and international economic and political factors unrelated to our performance.

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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

At December 31, 2020, we owned or operated under long-term leases, either directly or through our interest in real estate joint ventures or partnerships, a total of 159 centers, primarily neighborhood, community and power shopping centers, which are located in 15 states spanning the country from coast to coast with approximately 30.2 million square feet of gross leasable area. Our centers are located principally in the Sunbelt states of the U.S. with concentrations in California, Florida, and Texas. We also owned interests in 22 parcels of land held for development that totaled approximately 11.5 million square feet at December 31, 2020, of which approximately 11.3 million square feet may be used for new development or sold, and the remaining of which is adjacent to our existing operating centers may be used for expansion of those centers.

In 2020, no single center accounted for more than 6.8% of our total assets or 4.0% of base minimum rental revenues. The five largest centers, in the aggregate, represented approximately 12.7% of our base minimum rental revenues for the year ended December 31, 2020; otherwise, none of the remaining centers accounted for more than 2% of our base minimum rental revenues during the same period.

Our centers are designed to attract local area customers and are typically anchored by a supermarket or other national tenants (such as Kroger, H-E-B or T.J. Maxx). The centers are primarily neighborhood and community shopping centers that often include discounters, value-oriented retailers and specialty grocers as additional anchors or tenants, and typically range in size from 50,000 to 600,000 square feet of building area. Very few of the centers have climate-controlled common areas, but are designed to allow retail customers to park their automobiles in close proximity to any retailer in the center. Our centers are customarily constructed of masonry, steel and glass, and all have lighted, paved parking areas, which are typically landscaped with berms, trees and shrubs. They are generally located at major intersections in close proximity to neighborhoods that have existing populations sufficient to support retail activities of the types conducted in our centers.

We actively embrace various initiatives that support the future of environmentally friendly shopping centers. Our primary areas of focus include zeroscape landscaping, energy efficiency, waste recycling, water conservation and construction/development best practices. We recognize there are economic, environmental and social implications associated with the full range of our sustainability efforts, and that a commitment to incorporating sustainable practices should add long-term value to our centers.

As of December 31, 2020, the weighted average occupancy rate for our centers was 92.9% compared to 95.2% as of December 31, 2019. The average base rent per square foot was approximately $20.43 in 2020, $19.87 in 2019, $19.35 in 2018, $18.69 in 2017 and $17.93 in 2016 for our centers.

We have approximately 3,500 separate leases with 2,700 different tenants. Included among our top revenue-producing tenants are: The Kroger Co., TJX Companies, Inc., H-E-B Grocery Company, LP, Whole Foods Market, Inc., Ross Stores, Inc., Albertsons Companies, Inc., Home Depot, Inc., PetSmart, Inc., Dollar Tree Stores, Inc., and Bed, Bath & Beyond Inc. The diversity of our tenant base is also evidenced by the fact that our largest tenant, The Kroger Co., accounted for only 2.6% of base minimum rental revenues during 2020.

Tenant Lease Expirations

As of December 31, 2020, lease expirations for the next 10 years, assuming tenants do not exercise renewal options, are as follows:

		Square Feet		Annual Rent of Expiring Leases
	Number of	of Expiring	Percentage of			Percentage of
	Expiring	Leases	Leasable	Total	Per Square	Total Annual
Year	Leases	(000’s)	Square Feet	(000’s)	Foot	Net Rent
2021	470	1,744	5.78%	$38,306	$21.96	11.22%
2022	487	2,618	8.67%	51,186	19.55	15.00%
2023	453	2,353	7.80%	43,981	18.69	12.89%
2024	394	2,784	9.22%	49,713	17.86	14.57%
2025	350	2,265	7.50%	43,368	19.15	12.71%
2026	145	1,061	3.52%	22,244	20.97	6.52%
2027	88	945	3.13%	16,556	17.52	4.85%
2028	88	1,284	4.25%	22,183	17.28	6.50%
2029	97	840	2.78%	14,748	17.56	4.32%
2030	85	702	2.33%	16,085	22.91	4.71%

New Development/Redevelopment

At December 31, 2020, we had three projects in various stages of construction that were partially or wholly owned. We have funded $444.4 million through December 31, 2020 on these projects. We estimate our aggregate net investment upon completion to be $485.0 million; however, the timing of the realization of a stabilized return is currently unknown due to the uncertainties regarding the impact of COVID-19.

Upon completion, the estimated costs and square footage to be added to the portfolio for the three projects are as follows:

			Retail
			Square		Net Estimated	Estimated
			Feet	Residential	Costs	Year of
Project	City, State	Project Type	(000’s)	Units	(000's)	Completion
West Alex	Alexandria, Virginia	Mixed-Use	127	278	$200,000	2022
Centro Arlington (1)	Arlington, Virginia	Mixed-Use	72	366	135,000	2021
The Driscoll at River Oaks	Houston, Texas	Mixed-Use	11	318	150,000	2022
(1)	Represents an unconsolidated joint venture where we have funded $129.8 million as of December 31, 2020, and we anticipate funding an additional $.4 million through 2021.

Property Listing

The following table is a list of centers, summarized by state and includes our share of both consolidated and unconsolidated real estate partnerships and joint ventures as of December 31, 2020:

		Gross
	Number of	Leasable	% of
ALL PROPERTIES BY STATE	Properties	Area (GLA)	Total GLA
Arizona	19	2,863,365	9.5%
California	17	3,222,212	10.7%
Colorado	4	1,180,292	3.9%
Florida	28	6,926,883	22.9%
Georgia	11	1,987,699	6.6%
Kentucky	1	218,107	0.7%
Maryland	1	80,869	0.3%
Nevada	4	871,702	2.9%
New Mexico	1	146,051	0.5%
North Carolina	9	1,487,090	4.9%
Oregon	2	179,746	0.5%
Tennessee	4	654,550	2.2%
Texas	48	9,109,048	30.2%
Virginia	3	448,763	1.5%
Washington	7	808,007	2.7%
Total	159	30,184,384	100%

GLA includes 3.7 million square feet of our partners’ ownership interest in these properties and 5.8 million square feet not owned or managed by us. Additionally, encumbrances on our properties total $345.1 million. See Schedule III for additional information.

The following table is a detailed list of centers by state and includes our share of both consolidated and unconsolidated real estate partnerships and joint ventures as of December 31, 2020:

					Grocer Anchor
			Foot		( ) indicates owned	Other Anchors
Center	CBSA (6)	Owned %	Notes	GLA	by others	( ) indicates owned by others
Operating Properties
Arizona
Broadway Marketplace	Phoenix-Mesa-Scottsdale, AZ	100.0%		87,379		Office Max, Ace Hardware
Camelback Miller Plaza	Phoenix-Mesa-Scottsdale, AZ	100.0%		150,638	Sprouts Farmers Market	T.J. Maxx, PetSmart
Camelback Village Square	Phoenix-Mesa-Scottsdale, AZ	100.0%		240,951	Fry's Supermarket	(LA Fitness)
Desert Village Shopping Center	Phoenix-Mesa-Scottsdale, AZ	100.0%		107,071	AJ Fine Foods	CVS
Fountain Plaza	Phoenix-Mesa-Scottsdale, AZ	100.0%		304,107	Fry's Supermarket	Dollar Tree, (Lowe's)
Madison Village Marketplace	Phoenix-Mesa-Scottsdale, AZ	100.0%		90,264	Safeway
Monte Vista Village Center	Phoenix-Mesa-Scottsdale, AZ	100.0%		108,551		(Wells Fargo)
Phoenix Office Building	Phoenix-Mesa-Scottsdale, AZ	100.0%		21,088		Weingarten Realty Regional Office, Endurance Rehab
Pueblo Anozira Shopping Center	Phoenix-Mesa-Scottsdale, AZ	100.0%		157,532	Fry's Supermarket	Petco, Dollar Tree
Raintree Ranch Center	Phoenix-Mesa-Scottsdale, AZ	100.0%		133,020	Whole Foods
Red Mountain Gateway	Phoenix-Mesa-Scottsdale, AZ	100.0%		204,928		(Target), Bed Bath & Beyond, Famous Footwear
Scottsdale Horizon	Phoenix-Mesa-Scottsdale, AZ	100.0%		155,046	Safeway	CVS
Scottsdale Waterfront	Phoenix-Mesa-Scottsdale, AZ	100.0%		93,334		Olive & Ivy, P.F. Chang's, David's Bridal, Urban Outfitters
Squaw Peak Plaza	Phoenix-Mesa-Scottsdale, AZ	100.0%		61,102	Sprouts Farmers Market
Summit at Scottsdale	Phoenix-Mesa-Scottsdale, AZ	51.0%	(1)(3)	322,992	Safeway	(Target), CVS, OfficeMax, PetSmart
Entrada de Oro Plaza Shopping Center	Tucson, AZ	100.0%		109,075	Walmart Neighborhood Market
Madera Village Shopping Center	Tucson, AZ	100.0%		106,858	Safeway	Dollar Tree
Oracle Wetmore Shopping Center	Tucson, AZ	100.0%		343,298		(Home Depot), (Nordstrom Rack), Jo-Ann Fabric, Cost Plus World Market, PetSmart, Walgreens, Ulta Beauty
Shoppes at Bears Path	Tucson, AZ	100.0%		66,131		(CVS Drug)
Arizona Total:				2,863,365
California
8000 Sunset Strip Shopping Center	Los Angeles-Long Beach-Anaheim, CA	100.0%		169,775	Trader Joe's	CVS, Crunch, AMC Theaters, CB2
Centerwood Plaza	Los Angeles-Long Beach-Anaheim, CA	100.0%		75,486	Superior Grocers	Dollar Tree
Westminster Center	Los Angeles-Long Beach-Anaheim, CA	100.0%		440,437	Albertsons	Home Depot, Ross Dress for Less, Petco, Rite Aid, Dollar Tree
Chino Hills Marketplace	Riverside-San Bernardino-Ontario, CA	100.0%		310,722	Smart & Final Stores	Dollar Tree, 24 Hour Fitness, Rite Aid
Valley Shopping Center	Sacramento--Roseville--Arden-Arcade, CA	100.0%		107,191	Food 4 Less
El Camino Promenade	San Diego-Carlsbad, CA	100.0%		128,740		T.J. Maxx, Dollar Tree, BevMo
Rancho San Marcos Village	San Diego-Carlsbad, CA	100.0%		134,420

					Grocer Anchor
			Foot		( ) indicates owned	Other Anchors
Center	CBSA (6)	Owned %	Notes	GLA	by others	( ) indicates owned by others
San Marcos Plaza	San Diego-Carlsbad, CA	100.0%		80,086	(Albertsons)
580 Market Place	San Francisco-Oakland-Hayward, CA	100.0%		100,097	Safeway	24 Hour Fitness, Petco
Gateway Plaza	San Francisco-Oakland-Hayward, CA	100.0%		352,778	Raley's	24 Hour Fitness
Greenhouse Marketplace	San Francisco-Oakland-Hayward, CA	100.0%		232,367	(Safeway)	(CVS), Jo-Ann Fabric, 99 Cents Only, Petco, Factory 2 U
Cambrian Park Plaza	San Jose-Sunnyvale-Santa Clara, CA	100.0%		171,029		BevMo, Dollar Tree
Silver Creek Plaza	San Jose-Sunnyvale-Santa Clara, CA	100.0%		201,716	Sprouts Farmers Market	Walgreens
Stevens Creek Central	San Jose-Sunnyvale-Santa Clara, CA	100.0%		204,466	Safeway	Marshalls, Total Wine, Cost Plus World Market
Freedom Centre	Santa Cruz-Watsonville, CA	100.0%		150,865	Safeway	Rite Aid, Big Lots
Stony Point Plaza	Santa Rosa, CA	100.0%		200,011	Food Maxx	Ross Dress for Less, Fallas Paredes, Dollar Tree
Southampton Center	Vallejo-Fairfield, CA	100.0%		162,026	Raley's	Ace Hardware, Dollar Tree
California Total:				3,222,212
Colorado
Crossing at Stonegate	Denver-Aurora-Lakewood, CO	100.0%		109,079	King Sooper's
Edgewater Marketplace	Denver-Aurora-Lakewood, CO	100.0%		270,548	King Sooper's	Ace Hardware, (Target)
Lowry Town Center	Denver-Aurora-Lakewood, CO	100.0%		129,425	(Safeway)
River Point at Sheridan	Denver-Aurora-Lakewood, CO	100.0%		671,240		(Target), (Costco), Regal Cinema, Michaels, Conn's, PetSmart, Burlington
Colorado Total:				1,180,292
Florida
Argyle Village Shopping Center	Jacksonville, FL	100.0%		306,506	Publix	Bed Bath & Beyond, T.J. Maxx, Jo-Ann Fabric, Michaels, American Signature Furniture
Atlantic West	Jacksonville, FL	50.0%	(1)(3)	188,278	(Walmart Supercenter)	T.J. Maxx, HomeGoods, Dollar Tree, Shoe Carnival, (Kohl's)
Epic Village St. Augustine	Jacksonville, FL	70.0%	(1)	60,738		(Epic Theaters)
Kernan Village	Jacksonville, FL	50.0%	(1)(3)	288,780	(Walmart Supercenter)	Ross Dress for Less, Petco
Boca Lyons Plaza	Miami-Fort Lauderdale-West Palm Beach, FL	100.0%		117,597	Aroma Market & Catering	Ross Dress for Less
Deerfield	Miami-Fort Lauderdale-West Palm Beach, FL	100.0%		415,800	Publix	T.J. Maxx, Marshalls, YouFit, Ulta Beauty
Embassy Lakes Shopping Center	Miami-Fort Lauderdale-West Palm Beach, FL	100.0%		142,779		Tuesday Morning, Dollar Tree
Flamingo Pines	Miami-Fort Lauderdale-West Palm Beach, FL	20.0%	(1)(3)	153,641	Publix
Hollywood Hills Plaza	Miami-Fort Lauderdale-West Palm Beach, FL	20.0%	(1)(3)	416,769	Publix	Target, Chewy.com
Northridge	Miami-Fort Lauderdale-West Palm Beach, FL	20.0%	(1)(3)	237,703	Publix	Petco, Ross Dress for Less, Dollar Tree
Pembroke Commons	Miami-Fort Lauderdale-West Palm Beach, FL	20.0%	(1)(3)	323,382	Publix	Ross Dress for Less, Marshalls, LA Fitness, Dollar Tree
Sea Ranch Centre	Miami-Fort Lauderdale-West Palm Beach, FL	100.0%		98,870	Publix	CVS, Dollar Tree
Tamiami Trail Shops	Miami-Fort Lauderdale-West Palm Beach, FL	20.0%	(1)(3)	132,647	Publix	CVS
The Palms at Town & County	Miami-Fort Lauderdale-West Palm Beach, FL	100.0%		658,342	Publix	Kohl's, Marshalls, HomeGoods, Dick's Sporting Goods, Nordstrom Rack
TJ Maxx Plaza	Miami-Fort Lauderdale-West Palm Beach, FL	100.0%		161,429	Fresco Y Mas	T.J. Maxx, Dollar Tree
Village Green Center	Miami-Fort Lauderdale-West Palm Beach, FL	100.0%		70,240	Trader Joe's
Vizcaya Square Shopping Center	Miami-Fort Lauderdale-West Palm Beach, FL	100.0%		110,081	Winn Dixie
Wellington Green Commons	Miami-Fort Lauderdale-West Palm Beach, FL	100.0%		136,556	Whole Foods Market
Clermont Landing	Orlando-Kissimmee-Sanford, FL	75.0%	(1)(3)	347,958		(J.C. Penney), (Epic Theater), T.J. Maxx, Ross Dress for Less, Michaels
Colonial Plaza	Orlando-Kissimmee-Sanford, FL	100.0%		492,935	Sprouts Farmers Market	Hobby Lobby, Ross Dress for Less, Marshalls, Old Navy, Staples, Barnes & Noble, Petco, Big Lots
Phillips Crossing	Orlando-Kissimmee-Sanford, FL	100.0%		145,644	Whole Foods	Golf Galaxy, Michaels
The Marketplace at Dr. Phillips	Orlando-Kissimmee-Sanford, FL	20.0%	(1)(3)	326,760	Publix	HomeGoods, Morton's of Chicago, Office Depot
Winter Park Corners	Orlando-Kissimmee-Sanford, FL	100.0%		95,211	Sprouts Farmers Market
Pineapple Commons	Port St. Lucie, FL	20.0%	(1)(3)	269,924		Ross Dress for Less, Best Buy, PetSmart, Marshalls, (CVS)
Countryside Centre	Tampa-St. Petersburg-Clearwater, FL	100.0%		245,958		T.J. Maxx, HomeGoods, Dick's Sporting Goods, Ross Dress for Less
East Lake Woodlands	Tampa-St. Petersburg-Clearwater, FL	20.0%	(1)(3)	104,430	Walmart Neighborhood Market	Walgreens
Largo Mall	Tampa-St. Petersburg-Clearwater, FL	100.0%		610,106	(Publix)	Marshalls, Bealls, PetSmart, Bed Bath & Beyond, Staples, Michaels, (Target)
Sunset 19 Shopping Center	Tampa-St. Petersburg-Clearwater, FL	100.0%		267,819	Sprouts Farmers Market	Hobby Lobby, Bed Bath & Beyond, Barnes & Noble, Old Navy, Cost Plus World Market
Florida Total:				6,926,883
Georgia
Brownsville Commons	Atlanta-Sandy Springs-Roswell, GA	100.0%		81,913	(Kroger)
Camp Creek Marketplace II	Atlanta-Sandy Springs-Roswell, GA	100.0%		228,003		Burlington, DSW, LA Fitness, American Signature Furniture
Grayson Commons	Atlanta-Sandy Springs-Roswell, GA	100.0%		76,581	Kroger
Lakeside Marketplace	Atlanta-Sandy Springs-Roswell, GA	100.0%		332,699	(Super Target)	Ross Dress for Less, Petco
Mansell Crossing	Atlanta-Sandy Springs-Roswell, GA	20.0%	(1)(3)	102,930		buybuy BABY, Ross Dress for Less, Party City
North Decatur Station	Atlanta-Sandy Springs-Roswell, GA	51.0%	(1)(3)	88,778	Whole Foods
Perimeter Village	Atlanta-Sandy Springs-Roswell, GA	100.0%		380,686	Walmart Supercenter	Hobby Lobby, Cost Plus World Market, DSW
Publix at Princeton Lakes	Atlanta-Sandy Springs-Roswell, GA	20.0%	(1)(3)	72,205	Publix

					Grocer Anchor
			Foot		( ) indicates owned	Other Anchors
Center	CBSA (6)	Owned %	Notes	GLA	by others	( ) indicates owned by others
Roswell Corners	Atlanta-Sandy Springs-Roswell, GA	100.0%		327,261	(Super Target), Fresh Market	T.J. Maxx
Roswell Crossing Shopping Center	Atlanta-Sandy Springs-Roswell, GA	100.0%		201,056	Trader Joe's	Office Max, PetSmart, Walgreens
Thompson Bridge Commons	Gainesville, GA	100.0%		95,587	(Kroger)
Georgia Total:				1,987,699
Kentucky
Festival on Jefferson Court	Louisville/Jefferson County, KY-IN	100.0%		218,107	Kroger	(PetSmart), (T.J. Maxx), Party City
Kentucky Total:				218,107
Maryland
Pike Center	Washington-Arlington-Alexandria, DC-VA-MD-WV	100.0%		80,869		DXL Mens Apparel
Maryland Total:				80,869
Nevada
Charleston Commons Shopping Center	Las Vegas-Henderson-Paradise, NV	100.0%		366,394	Walmart	Burlington, Ross Dress for Less, 99 Cents Only, PetSmart
College Park Shopping Center	Las Vegas-Henderson-Paradise, NV	100.0%		194,873	El Super	Factory 2 U, CVS
Francisco Center	Las Vegas-Henderson-Paradise, NV	100.0%		148,598	La Bonita Grocery	(Ross Dress for Less), dd's Discount
Rancho Towne & Country	Las Vegas-Henderson-Paradise, NV	100.0%		161,837	Smith's Food
Nevada Total:				871,702
New Mexico
North Towne Plaza	Albuquerque, NM	100.0%		146,051	Whole Foods Market	HomeGoods
New Mexico Total:				146,051
North Carolina
Hope Valley Commons	Durham-Chapel Hill, NC	100.0%		81,327	Harris Teeter
Avent Ferry Shopping Center	Raleigh, NC	100.0%		119,652	Food Lion	Family Dollar
Capital Square	Raleigh, NC	100.0%		143,063	Food Lion
Falls Pointe Shopping Center	Raleigh, NC	100.0%		198,549	Harris Teeter	(Kohl's)
High House Crossing	Raleigh, NC	100.0%		82,566	Lidl
Leesville Towne Centre	Raleigh, NC	100.0%		127,106	Harris Teeter
Northwoods Shopping Center	Raleigh, NC	100.0%		77,802	Walmart Neighborhood Market	Dollar Tree
Six Forks Shopping Center	Raleigh, NC	100.0%		468,402	Food Lion	Target, Home Depot, Bed Bath & Beyond, PetSmart
Stonehenge Market	Raleigh, NC	100.0%		188,623	Harris Teeter	Walgreens
North Carolina Total:				1,487,090
Oregon
Clackamas Square	Portland-Vancouver-Hillsboro, OR-WA	20.0%	(1)(3)	140,226	(Winco Foods)	T.J. Maxx
Raleigh Hills Plaza	Portland-Vancouver-Hillsboro, OR-WA	20.0%	(1)(3)	39,520	New Seasons Market	Walgreens
Oregon Total:				179,746
Tennessee
Highland Square	Memphis, TN-MS-AR	100.0%		14,490
Mendenhall Commons	Memphis, TN-MS-AR	100.0%		88,108	Kroger
Ridgeway Trace	Memphis, TN-MS-AR	100.0%		306,556		(Target), Best Buy, PetSmart, REI
The Commons at Dexter Lake	Memphis, TN-MS-AR	100.0%		245,396	Kroger	Marshalls, HomeGoods
Tennessee Total:				654,550
Texas
Mueller Regional Retail Center	Austin-Round Rock, TX	100.0%		357,186		Marshalls, PetSmart, Bed Bath & Beyond, Home Depot, Best Buy, Total Wine, Staples
North Towne Plaza	Brownsville-Harlingen, TX	100.0%		144,846		(Lowe's)
Rock Prairie Marketplace	College Station-Bryan, TX	100.0%		18,163
10-Federal Shopping Center	Houston-The Woodlands-Sugar Land, TX	15.0%	(1)	131,620	Sellers Bros.	Harbor Freight Tools, dd's Discount
Alabama Shepherd Shopping Center	Houston-The Woodlands-Sugar Land, TX	100.0%		59,120	Trader Joe's	PetSmart
Baybrook Gateway	Houston-The Woodlands-Sugar Land, TX	100.0%		241,149		Ashley Furniture, Cost Plus World Market, Barnes & Noble, Michaels, I-Tile
Bellaire Blvd. Shopping Center	Houston-The Woodlands-Sugar Land, TX	100.0%		43,891	Randall's
Blalock Market at I-10	Houston-The Woodlands-Sugar Land, TX	100.0%		97,277	99 Ranch Market
Citadel Building	Houston-The Woodlands-Sugar Land, TX	100.0%		121,000		Weingarten Realty Investors Corporate Office
Galveston Place	Houston-The Woodlands-Sugar Land, TX	100.0%		210,102	Randall's	Office Depot, Spec's
Griggs Road Shopping Center	Houston-The Woodlands-Sugar Land, TX	15.0%	(1)	80,093		Family Dollar, Citi Trends
Harrisburg Plaza	Houston-The Woodlands-Sugar Land, TX	15.0%	(1)	93,620		dd's Discount
HEB - Dairy Ashford & Memorial	Houston-The Woodlands-Sugar Land, TX	100.0%		36,874		H-E-B Fulfillment Center
Heights Plaza Shopping Center	Houston-The Woodlands-Sugar Land, TX	100.0%		71,277	Kroger	Goodwill
I45/Telephone Rd.	Houston-The Woodlands-Sugar Land, TX	15.0%	(1)	172,540	Sellers Bros.	Famsa, Harbor Freight Tools
Kings Crossing	Houston-The Woodlands-Sugar Land, TX	100.0%		126,397		CVS
League City Plaza	Houston-The Woodlands-Sugar Land, TX	15.0%	(1)	129,440		Crunch Fitness, Spec's, Northern Tool & Equipment Co.
Oak Forest Shopping Center	Houston-The Woodlands-Sugar Land, TX	100.0%		157,822	Kroger	Ross Dress for Less, Dollar Tree, PetSmart
Richmond Square	Houston-The Woodlands-Sugar Land, TX	100.0%		92,657		Best Buy, Cost Plus World Market
River Oaks Shopping Center - East	Houston-The Woodlands-Sugar Land, TX	100.0%		71,265	Kroger
River Oaks Shopping Center - West	Houston-The Woodlands-Sugar Land, TX	100.0%	(5)	229,960	Kroger	Barnes & Noble, Talbots, Ann Taylor, JoS. A. Bank
Shoppes at Memorial Villages	Houston-The Woodlands-Sugar Land, TX	100.0%		166,777		Gulf Coast Veterinary Specialists

					Grocer Anchor
			Foot		( ) indicates owned	Other Anchors
Center	CBSA (6)	Owned %	Notes	GLA	by others	( ) indicates owned by others
Shops at Kirby Drive	Houston-The Woodlands-Sugar Land, TX	100.0%		55,460
Shops at Three Corners	Houston-The Woodlands-Sugar Land, TX	70.0%	(1)	282,613	Fiesta	Ross Dress for Less, PetSmart, Office Depot, Big Lots
Southgate Shopping Center	Houston-The Woodlands-Sugar Land, TX	15.0%	(1)	124,453	Food-A-Rama	CVS, Family Dollar, dd's Discount
The Centre at Post Oak	Houston-The Woodlands-Sugar Land, TX	100.0%		183,940		Marshalls, Old Navy, Grand Lux Café, Nordstrom Rack, Arhaus
The Shops at Hilshire Village	Houston-The Woodlands-Sugar Land, TX	100.0%		119,009	Kroger	Walgreens
Tomball Marketplace	Houston-The Woodlands-Sugar Land, TX	100.0%		326,545		(Academy), (Kohl's), Ross Dress For Less, Marshalls
Village Plaza at Bunker Hill	Houston-The Woodlands-Sugar Land, TX	100.0%		491,686	H-E-B	PetSmart, Academy, Nordstrom Rack, Burlington, Ross Dress for Less
West Gray	Houston-The Woodlands-Sugar Land, TX	100.0%		36,900
Westchase Shopping Center	Houston-The Woodlands-Sugar Land, TX	100.0%		347,475	Whole Foods Market	(Target), Ross Dress for Less, Petco
Westhill Village Shopping Center	Houston-The Woodlands-Sugar Land, TX	100.0%		130,851		Ross Dress for Less, Office Depot, 99 Cents Only
Independence Plaza	Laredo, TX	100.0%		347,339	H-E-B	T.J. Maxx, Ross Dress for Less, Hobby Lobby, Petco, Ulta Beauty
North Creek Plaza	Laredo, TX	100.0%		484,157	(H-E-B)	(Target), Marshalls, Old Navy, Best Buy, HomeGoods
Plantation Centre	Laredo, TX	100.0%		144,129	H-E-B
Las Tiendas Plaza	McAllen-Edinburg-Mission, TX	50.0%	(1)(3)	500,084		(Target), Dick's Sporting Goods, Conn's, Ross Dress for Less, Marshalls, Office Depot, (HomeGoods), (Forever 21)
Market at Nolana	McAllen-Edinburg-Mission, TX	50.0%	(1)(3)	245,057	(Walmart Supercenter)
Market at Sharyland Place	McAllen-Edinburg-Mission, TX	50.0%	(1)(3)	301,174	(Walmart Supercenter)	Kohl's, Dollar Tree
McAllen Center	McAllen-Edinburg-Mission, TX	50.0%	(1)(3)	103,702		Xtreme Jump
Northcross	McAllen-Edinburg-Mission, TX	50.0%	(1)(3)	74,766		Barnes & Noble
Old Navy Building	McAllen-Edinburg-Mission, TX	50.0%	(1)(3)	15,000		Old Navy
Sharyland Towne Crossing	McAllen-Edinburg-Mission, TX	50.0%	(1)(3)	492,797	H-E-B	(Target), T.J. Maxx, Petco, Office Depot, Ross Dress for Less
Trenton Crossing	McAllen-Edinburg-Mission, TX	100.0%		570,921		(Target), (Kohl's), Hobby Lobby, Ross Dress for Less, Marshalls, PetSmart
Starr Plaza	Rio Grande City, TX	50.0%	(1)(3)	176,694	H-E-B
Fiesta Trails	San Antonio-New Braunfels, TX	100.0%		498,020	(H-E-B)	Marshalls, Bob Mills Furniture, Petco
Stevens Ranch	San Antonio-New Braunfels, TX	50.0%	(1)	21,312	(H-E-B)
The Shoppes at Wilderness Oaks	San Antonio-New Braunfels, TX	100.0%		20,081
Thousand Oaks Shopping Center	San Antonio-New Braunfels, TX	15.0%	(1)	161,807	H-E-B	Tuesday Morning
Texas Total:				9,109,048
Virginia
Hilltop Village Center	Washington-Arlington-Alexandria, DC-VA-MD-WV	100.0%	(4)	250,811	Wegmans	L.A. Fitness
Virginia Total:				250,811
Washington
2200 Westlake	Seattle-Tacoma-Bellevue, WA	69.4%	(1)(3)	87,014	Whole Foods
Covington Esplanade	Seattle-Tacoma-Bellevue, WA	100.0%		187,388		The Home Depot
Meridian Town Center	Seattle-Tacoma-Bellevue, WA	20.0%	(1)(3)	143,236	(Safeway)	Jo-Ann Fabric, Tuesday Morning
Queen Anne Marketplace	Seattle-Tacoma-Bellevue, WA	51.0%	(1)(3)	80,961	Metropolitan Market	Bartell's Drug
Rainier Square Plaza	Seattle-Tacoma-Bellevue, WA	20.0%	(1)(3)	111,735	Safeway	Ross Dress for Less
South Hill Center	Seattle-Tacoma-Bellevue, WA	20.0%	(1)(3)	134,010		Bed Bath & Beyond, Ross Dress for Less, Best Buy
The Whittaker	Seattle-Tacoma-Bellevue, WA	100.0%		63,663	Whole Foods
Washington Total:				808,007
Total Operating Properties				29,986,432
New Development
Virginia
Centro Arlington	Washington-Arlington-Alexandria, DC-VA-MD-WV	90.0%	(1)(2)(3)	72,413	Harris Teeter
West Alex	Washington-Arlington-Alexandria, DC-VA-MD-WV	100.0%	(2)	125,539	Harris Teeter
Virginia Total:				197,952
Total New Developments				197,952
Operating & New Development Properties				30,184,384
(1)	Denotes property is held by a real estate joint venture or partnership.
(2)	Denotes property currently under development.
(3)	Denotes properties that are not consolidated under generally accepted accounting principles.
(4)	Denotes Hilltop Village Center, a 50/50 Joint Venture reflecting current 100% economics to WRI.
(5)	River Oaks Shopping Center - West includes The Driscoll at River Oaks which is under development.
(6)	CBSA represents the Core Based Statistical Area.

ITEM 3. Legal Proceedings

We are involved in various matters of litigation arising in the normal course of business. In accordance with SEC rules, we have limited our materiality threshold to $1 million, as we believe this threshold will provide more meaningful disclosures on proceedings material to us. While we are unable to predict the amounts involved, our management and counsel believe that when such litigation is resolved, our resulting liability, if any, will not have exceeded the threshold or have a material effect on our consolidated financial statements.

ITEM 4. Mine Safety Disclosures

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common shares are listed and traded on the New York Stock Exchange under the symbol “WRI.” As of February 15, 2021, the number of holders of record of our common shares was 1,578.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes the equity compensation plans under which our common shares may be issued as of December 31, 2020:

	Number of		Number of
	shares to		shares
	be issued upon		remaining
	exercise of		available for
	outstanding	Weighted average	future issuance
	options,	exercise price of	under equity
	warrants and	outstanding options,	compensation
Plan category	rights	warrants and rights	plans
Equity compensation plans approved by shareholders	43,016	$24.87	657,902
Equity compensation plans not approved by shareholders	—	—	—
Total	43,016	$24.87	657,902

Performance Graph

The graph and table below provides an indicator of cumulative total shareholder returns for us as compared with the S&P 500 Stock Index and the FTSE NAREIT Equity Shopping Centers Index, weighted by market value at each measurement point. The graph assumes that on December 31, 2015, $100 was invested in our common shares and that all dividends were reinvested by the shareholder.

Comparison of Five Year Cumulative Return

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Weingarten Realty Investors, S&P 500 Index &
FTSE NAREIT Equity Shopping Centers Index
250
200
150
100
50
0
Index Value
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
Period Ending
Weingarten Realty Investors
S&P 500 Index
FTSE NAREIT Equity Shopping Centers Index

*$100 invested on December 31, 2015 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.
Source: S&P Global Market Intelligence

	2016	2017	2018	2019	2020
Weingarten Realty Investors	$107.58	$106.03	$89.20	$118.71	$87.35
S&P 500 Index	111.96	136.40	130.42	171.49	203.04
FTSE NAREIT Equity Shopping Centers Index	103.68	91.90	78.53	98.18	71.04

There can be no assurance that our share performance will continue into the future with the same or similar trends depicted in the graph above. We do not make or endorse any predications as to future share performance.

Issuer Purchases of Equity Securities

We have a $200 million share repurchase plan. Under this plan, we may repurchase common shares from time-to-time in open-market or in privately negotiated purchases. The timing and amount of any shares repurchased will be determined by management based on its evaluation of market conditions and other factors. The repurchase plan may be suspended or discontinued at any time, and we have no obligations to repurchase any amount of our common shares under the plan. As of the date of this filing, $149.4 million of common shares remained available to be repurchased under this plan.

Repurchases of our common shares for the quarter ended December 31, 2020 are as follows (in thousands, except per share amounts):

	(a)	(b)	(c)	(d)
Maximum
			Total Number	Dollar Value
			of Shares	of Shares that
	Total		Purchased as	May Yet be
	Number of	Average	Part of Publicly	Purchased
	Shares	Price Paid	Announced	Under the
Period	Purchased	Per Share	Program	Program
November 1, 2020 to November 30, 2020 (1)	833	$16.67	832	$149,398
(1)	Includes common shares surrendered or deemed surrendered to us to satisfy such employees' tax withholding obligations in connection with the vesting and/or exercise of awards under our equity-based compensation plans and shares repurchased under our share repurchase plan. See Note 8 in Item 8 for additional information.

ITEM 6. Reserved

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto and the comparative summary of selected financial data appearing elsewhere in this report. Historical results and trends which might appear should not be taken as indicative of future operations. Our results of operations and financial condition, as reflected in the accompanying consolidated financial statements and related footnotes, are subject to management’s evaluation and interpretation of business conditions, tenant performance, changing capital market conditions and other factors which could affect the ongoing viability of our tenants. Discussion regarding our results of operations for fiscal year 2019 as compared to fiscal year 2018 is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 27, 2020.

The COVID-19 pandemic has resulted in a widespread health crisis, which has adversely affected international, national and local economies and financial markets generally, and has had an unprecedented negative effect on most of the commercial real estate industry. While the distribution of vaccinations and the recent trend in declining infection rates has provided us reasonable optimistic expectations, there remains significant uncertainty regarding the future impact of the pandemic. During 2020, there were also fluctuations in oil and natural gas prices; however, current prices show a partial recovery from the earlier lows. Also, after much disruption, the financial markets have rebounded and are accessible. The discussions below, including without limitation with respect to outlooks and liquidity, are subject to the future effects of the COVID-19 pandemic and the responses to curb its spread, and changes in energy prices, all of which continue to evolve, as well as the other risks described in this report. As such, as described in Part I, Item 1A entitled “Risk Factors,” it is uncertain as to the magnitude of the impact of the pandemic and fluctuations in energy prices, and such other risks, on our results of operations, cash flows, financial condition, or liquidity for fiscal year 2021 and beyond.

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

We operate a portfolio of rental properties, primarily neighborhood and community shopping centers, totaling approximately 30.2 million square feet of gross leasable area that is either owned by us or others. We have a diversified tenant base with two of our largest tenants each comprising only 2.6% of base minimum rental revenues during 2020.

At December 31, 2020, we owned or operated under long-term leases, either directly or through our interest in real estate joint ventures or partnerships, a total of 159 properties, which are located in 15 states spanning the country from coast to coast.

We also owned interests in 22 parcels of land held for development that totaled approximately 11.5 million square feet at December 31, 2020.

We had approximately 3,500 leases with 2,700 different tenants at December 31, 2020. Rental revenue is primarily derived from operating leases with terms of 10 years or less, and may include multiple options, upon tenant election, to extend the lease term in increments up to five years. Many of our leases have increasing minimum rental rates during the terms of the leases through escalation provisions. In addition, the majority of our leases provide for variable rental revenues, such as reimbursements of real estate taxes, maintenance and insurance and may include an amount based on a percentage of the tenants’ sales. Our anchor tenants are supermarkets, value-oriented apparel/discount stores and other retailers or service providers who generally sell basic necessity-type goods and services. Although there is a broad shift in shopping patterns, including internet shopping that continues to affect our tenants, we believe our anchor tenants, most of which have adopted omni-channel models which help drive foot traffic, combined with convenient locations, attractive and well-maintained properties, high quality retailers and a strong tenant mix, should lessen the effects of these conditions and maintain the viability of our portfolio.

Pandemic

The COVID-19 pandemic has dramatically impacted our business due largely to the extreme hardships facing our tenants. Our tenants have been impacted greatly due to a number of factors, including federal, state and local governmental and legislative mandates to temporarily close and/or limit the operations of non-essential businesses, as well as encouraging or mandating most people to shelter in place and general economic conditions. While all of our markets have embarked upon a reopening of select businesses, including retailers, service providers and restaurants, the impact of these measures on the ability of our tenants to pay rent is indeterminable at this time. Many of our tenants have moved to include on-line sales with curbside pickup or delivery, including restaurants, apparel discounters and electronics. The grocery stores and other retailers with a grocery component that anchor the majority of our shopping centers have increased sales in this environment. The economy continues to gain traction in all of our markets with most of our tenants open for business. Based on annualized base rents, including our share of interest in real estate joint ventures or partnerships, we have estimated that 44% and 19% of our tenants are designated as essential businesses and restaurants, respectively. During 2020, we have experienced an increase from 2019 in tenant fallout of approximately 658,000 square feet representing approximately $12.1 million in annualized base rents, either directly or through our interest in real estate joint ventures or partnerships.

Beginning in the second quarter of 2020, we entered into deferrals and abatement agreements with our tenants to provide some relief to the tenants greatly impacted by the COVID-19 shut down. As of February 12, 2021, we have negotiated deferrals with tenants on approximately 995 leases, of which nearly $17.9 million remains of rental payments that have been billed or are to be billed and are primarily scheduled to be repaid by December 31, 2021. In addition, in 2020, we have reduced rental revenues by $36.1 million due to lease related reserves and write-offs, of which $15.0 million is associated with straight-line rent receivables. Due to the anticipated impact from the administration of the COVID-19 vaccinations and the likely ensuing increase in our tenant operations, our current expectation is that rent collections will trend upward throughout 2021; however, no assurances can be given that this will occur due to the uncertainties surrounding our tenants’ reopening and any resurgence of the pandemic and the governmental reaction to any resurgence. As of February 12, 2021, tenant billing data, which includes base minimum rental revenues and escrows for common area maintenance (“CAM”), real estate taxes and insurance either directly or through our interest in real estate joint ventures or partnerships, was as follows:

	Percent of Annualized Base Rent	Percent of Cash Collections for the Three Months Ending December 31, 2020	Percent of Cash Collections for January 1, 2021 through January 31, 2021

Essential	63%	96%	95%
Non-essential	37	91	90
Total Cash Collections	100%	94	93
Deferrals		2	1
Abatement		1	1
Total Cash Collections and Other		97%	95%

To conserve liquidity and preserve financial flexibility in light of the uncertainty surrounding the impact of COVID-19, we reduced our dividend payments beginning in the second quarter of 2020 to $.18 per share from $.395 per share. Due to the magnitude of gain generated by our dispositions during 2020, we paid a special dividend near year-end of $.36 per share. On February 18, 2021, our Board of Trust Managers approved a first quarter 2021 dividend of $.30 per common share. Absent a significant deterioration in cash collections, we believe our cash flow from operations will meet our planned capital needs for 2021; however, no assurances can be given that this level of cash flow will occur due to the uncertainty in the duration and restrictions of operations for our tenants. Further, the ability to draw down under our revolving credit facility should provide ample liquidity for us to operate and maintain compliance with our debt covenants.

While all of our offices are currently open, many of our employees continue to work remotely to stay healthy, support operations and in response to stay-at-home mandates or recommendations. Working remotely presents various challenges, including (but not all inclusive) concerns about productivity, connectivity, consumer privacy and IT security.

Strategy

Our goal is to remain a leader in owning and operating top-tier neighborhood and community shopping centers and mixed-use properties in certain markets of the United States. Our strategic initiatives include: (1) owning quality shopping centers in preferred locations that attract strong tenants, (2) growing net income from our existing portfolio by increasing occupancy and rental rates, (3) raising net asset value and cash flow through quality acquisitions and new developments, (4) continuously redeveloping our existing shopping centers to increase cash flow and enhance the value of the centers and (5) maintaining a strong, flexible consolidated balance sheet and a well-managed debt maturity schedule. We believe these initiatives will keep our portfolio of properties among the strongest in our sector. Due to current capitalization rates in the market along with the uncertainty of changes in interest rates and various other market conditions, we intend to continue to be very prudent in our evaluation of all new investment opportunities. We believe the pricing of assets that no longer meet our ownership criteria remains reasonably stable while the price of our common shares remains below our net asset value. Given these conditions, we have been focused on dispositions of properties with characteristics that impact our willingness to own them going forward, and although we intend to continue with this strategy, our dispositions are expected to decrease in 2021 from 2020. We intend to utilize the proceeds from dispositions to, among other things, fund acquisitions along with both new development and redevelopment projects.

Dispositions

As we discussed above, we continuously recycle non-core operating centers that no longer meet our ownership criteria and that will provide capital for growth opportunities. During 2020, we disposed of real estate assets, which were owned by us either directly or through our interest in real estate joint ventures or partnerships, with our share of aggregate gross sales proceeds totaling $248.0 million. Subsequent to December 31, 2020, we sold real estate with our share of the aggregate gross sales proceeds totaling approximately $53.8 million. We have approximately $25.4 million of dispositions currently under contracts or letters of intent; however, there are no assurances that these transactions will close at such prices or at all. For 2021, we expect the volume of dispositions will range from $100 million to $150 million.

Acquisitions

Subject to evolving market conditions, we intend to continue to actively seek acquisition properties that meet our return hurdles and to actively evaluate other opportunities as they enter the market. Due to the significant amount of capital available in the market, it has been difficult to participate at price points that meet our investment criteria. During 2020, we acquired one grocery-anchored shopping center and other property, adding 94,000 square feet to the portfolio with an aggregate gross purchase price totaling $51.5 million. In December 2020, we also acquired our partner’s 42.25% interest in a center at an unconsolidated real estate joint venture for approximately $115.2 million and redeemed our 57.75% interest in the related unconsolidated joint venture while simultaneously disposing of a wholly owned center to our former partner. The transaction resulted in the consolidation of the property in our consolidated financial statements. For 2021, we expect to complete acquisition investments in the range of $50 million to $100 million; however, there are no assurances that we will find suitable acquisition opportunities or, if found, whether and when the closing of the transaction will occur.

New Development and Redevelopment

We intend to continue to focus on identifying new development projects as another source of growth, as well as continue to look for redevelopment opportunities. The opportunities for additional new development projects are limited at this time primarily due to a lack of demand for new retail space. During 2020, we invested $76.0 million in two mixed-use new development projects that are partially or wholly owned and a 30-story, high-rise residential tower at our River Oaks Shopping Center in Houston, Texas, and we invested $9.6 million in redevelopment projects that were partially or wholly owned. During 2020, we completed redevelopment projects, which added approximately 155,000 square feet to the portfolio with an incremental investment totaling $29.1 million. For 2021, we expect our investment in new development and redevelopments to proceed as planned; however, no assurance can be given as to the timing or cost to complete these developments due to a number of uncertainties, including the impact of the pandemic.

Capital

We strive to maintain a strong, conservative capital structure, which should provide ready access to a variety of attractive long and short-term capital sources. We carefully balance lower cost, short-term financing with long-term liabilities associated with acquired or developed long-term assets. Subject to evolving market conditions, we continue to look for transactions that will strengthen our consolidated balance sheet and further enhance our access to various sources of capital, while reducing our cost of capital. During 2020, we repurchased $32.1 million of our common shares. Additionally, proceeds from our disposition program and cash generated from operations further strengthened our balance sheet in 2020. Due to the current variability in the capital markets, there can be no assurance that favorable pricing and accessibility will be available in the future.

Operational Metrics

In assessing the performance of our centers, management carefully monitors various operating metrics of the portfolio. In light of current circumstance and the negative impact related to potentially uncollectible revenues, the operating metrics of our portfolio performed relatively well in 2020. We focused on collections and maintaining tenants to minimize the decline in same property net operating income ("SPNOI"). See Non-GAAP Financial Measures for additional information. Our portfolio delivered the following operating results:

●	signed occupancy of 92.9% at December 31, 2020 decreased from 95.2% at December 31, 2019;
●	a decrease of 10.4% in SPNOI for the twelve months ended December 31, 2020 over the same period of 2019; and
●	rental rate increases of 9.2% for new leases and 6.6% for renewals for the twelve months ended December 31, 2020.

Below are performance metrics associated with our signed and commenced occupancy, SPNOI growth and leasing activity on a pro rata basis:

	December 31,
	2020	2019
Signed Occupancy:
Anchor (space of 10,000 square feet or greater)	95.4%	97.7%
Non-Anchor	88.6%	90.8%
Total	92.9%	95.2%
Commenced Occupancy	90.7%	92.8%

	Three Months Ended	Twelve Months Ended
	December 31, 2020	December 31, 2020
SPNOI (1)	(12.1)%	(10.4)%
(1)	See Non-GAAP Financial Measures for a definition of the measurement of SPNOI and a reconciliation to net income attributable to common shareholders within this section of Item 7.

			Average	Average	Average Cost
			New	Prior	of Tenant	Change in
	Number	Square	Rent per	Rent per	Improvements	Base Rent
	of	Feet	Square	Square	per Square	on Cash
	Leases	('000's)	Foot ($)	Foot ($)	Foot ($)	Basis
Leasing Activity:
Three Months Ended December 31, 2020
New leases (1)	55	172	$25.46	$24.25	$44.33	5.0%
Renewals	91	271	30.47	29.36	—	3.8%
Not comparable spaces	26	98
Total	172	541	$28.53	$27.38	$17.22	4.2%

Twelve Months Ended December 31, 2020
New leases (1)	144	416	$25.77	$23.60	$41.43	9.2%
Renewals	443	2,271	19.37	18.18	—	6.6%
Not comparable spaces	79	307
Total	666	2,994	$20.37	$19.02	$6.43	7.1%
(1)	Average external lease commissions per square foot for the three and twelve months ended December 31, 2020 were $7.39 and $7.04, respectively.

Changing shopping habits, driven by rapid expansion of internet-driven procurement and accelerated by the pandemic, led to increased financial problems for many businesses, which has had a negative impact on the retail real estate sector. We continue to monitor the effects of these trends, including the impact of retail customer spending over the long-term. We believe the desirability of our physical locations, the significant diversification of our portfolio, both geographically and by tenant base, and the quality of our portfolio, along with its leading retailers and service providers that sell primarily grocery and basic necessity-type goods and services, position us well to mitigate the impact of these changes. Additionally, most retailers have implemented omni-channel models that integrate on-line shopping with in-store experiences that has further reinforced the need for bricks and mortar locations. Despite recent market disruption and tenant bankruptcies, we continue to believe there is long-term retailer demand for quality space within strong, strategically located centers.

In 2020, we experienced fluctuations in tenant demand for retail space due to, among other factors, announced bankruptcies and the repositioning of those spaces. Currently, the future impact to occupancy is unknown due to the uncertainty and duration of the pandemic. Previously, a reduction in the availability of quality retail space, as well as continued retailer demand, contributed to the increase in overall rental rates on a same-space basis as we completed new leases and renewed existing leases. Given the uncertainty surrounding the impact of the pandemic, we are unclear of its impact to rental rates and the funding of tenant improvements and allowances. The variability in the mix of leasing transactions as to size of space, market, use and other factors may impact the magnitude of these changes, both positively and negatively. Leasing volume is anticipated to fluctuate due to the uncertainty in tenant fallouts; including those related to both bankruptcies and tenant non-renewals; however, leasing activity was strong in the fourth quarter and has remained strong subsequent to year-end. Due to the uncertainties imposed by the pandemic and its impact to our tenants’ operations, we are unable to project SPNOI; however, assuming no significant tenant bankruptcies or significant mandated business closures, SPNOI should improve year-to-date 2021 over 2020, although there are no assurances that this will occur.

Summary of Critical Accounting Policies and Estimates

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

Uncertainty in the current economic environment due to the outbreak of COVID-19 has and may continue to significantly impact the judgments regarding estimates and assumptions utilized by management. We believe the following critical accounting policies require more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition and Accrued Rent, Accrued Customer Contract Receivables and Accounts Receivable

Individual leases and contracts are assessed for collectability and upon the determination that the collection of rents over the life of the lease or contract is not probable, rental revenue and customer contract revenue is then converted to the cash basis and accrued rent and accounts receivables are written off as an adjustment to rental or other revenues, respectively. An additional assessment is made at the portfolio level to determine whether operating lease receivables are appropriately valued based upon an analysis of balances outstanding, historical bad debt levels and current economic trends. An allowance for the uncollectible portion of the portfolio is recorded as an adjustment to rental revenues.

We review current economic considerations each reporting period, including the effects of tenant bankruptcies. Additionally with the uncertainties regarding COVID-19, our assessment also considers the type of tenant and current discussions with the tenants, as well as recent rent collection experience. Determining whether a lease or contract, as well as any related receivables, are appropriately assessed and valued requires a significant amount of judgment by management and is based on the best information available to management at the time of evaluation. During 2020, we reduced rental revenues by $36.1 million based on these evaluations. The evaluations used in these analyses could result in incorrect estimates when determining values that could be material to our consolidated financial statements.

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

We review current economic considerations each reporting period, including the effects of tenant bankruptcies, the suspension of tenant expansion plans for new development projects, declines in real estate values and any changes to plans related to our new development projects, including land held for development, to identify properties where we believe market values may be deteriorating. Determining whether a property is impaired and, if impaired, the amount of write-down to fair value requires a significant amount of judgment by management and is based on the best information available to management at the time of evaluation. The evaluations used in these analyses could result in incorrect estimates when determining carrying values that could be material to our consolidated financial statements. During 2020, we sold or marketed several properties that no longer met our risk threshold for ownership and based upon broker opinions or contract pricing, we recognized impairment totaling $24.2 million.

Our investment in real estate joint ventures and partnerships is reviewed for impairment each reporting period. We evaluate various factors, including operating results of the investee, our ability and intent to hold the investment and our views on current market and economic conditions, when determining if there is a decline in the investment value. We will record an impairment charge if we determine that a decline in the estimated fair value of an investment below its carrying amount is other than temporary. The ultimate realization of impairment losses is dependent on a number of factors, including the performance of each investment and market conditions. A considerable amount of judgment by our management is used in this evaluation and may have a significant impact on the resulting factors analyzed for these purposes. During 2019, we recognized impairment totaling $3.1 million on our interests in joint ventures and partnerships due to the investment value associated with the underlying properties being marketed for sale.

We are uncertain whether we will experience additional impairment related to both our properties and investment in real estate joint ventures and partnerships if the effects of COVID-19 are prolonged over a significant period of time; however, we are cautiously optimistic that with introduction of the vaccinations that the economy and our tenants’ economic health will improve throughout 2021. Further, additional impairment could be recognized if management’s or our partners’ plans to hold a property change due to new opportunities to de-risk the portfolio.

Results of Operations

Currently, the COVID-19 pandemic has created uncertainties surrounding the global economy and financial markets. Additionally, as noted earlier, tenants have been markedly impacted by the pandemic, which has affected our results. As a result, the full magnitude of the pandemic and the ultimate effect upon our future revenues and operations is uncertain at this time. While we are cautiously optimistic there will be a gradual improvement in the retail environment resulting from the distribution of vaccinations and the related re-opening of the economy, we do not expect revenues and operations to return to pre-COVID levels in the near term.

Comparison of the Year Ended December 31, 2020 to the Year Ended December 31, 2019

The following table is a summary of certain items in income from continuing operations from our Consolidated Statements of Operations, which we believe represent items that significantly changed during 2020 as compared to the same period in 2019:

	Year Ended December 31,
	2020	2019	Change	% Change
Revenues	$433,917	$486,625	$(52,708)	(10.8)%
Depreciation and amortization	149,930	135,674	14,256	10.5
Operating expenses	91,075	94,620	(3,545)	(3.7)
Real estate taxes, net	62,564	60,813	1,751	2.9
Impairment loss	24,153	74	24,079	32,539.2
General and administrative expenses	37,388	35,914	1,474	4.1
Interest expense, net	61,148	57,601	3,547	6.2
Interest and other income, net	7,143	11,003	(3,860)	(35.1)
Gain on sale of property	65,402	189,914	(124,512)	(65.6)
Equity in earnings of real estate joint ventures and partnerships, net	39,206	20,769	18,437	88.8

Revenues

The decrease in revenues of $52.7 million is attributable primarily to a decrease of $35.4 million for potentially uncollectible revenues associated primarily with the COVID-19 pandemic and the impact of $28.4 million related to dispositions. Our revenues have decreased $3.2 million from rent abatements and have also declined by approximately $3.0 million due primarily to the number of cash basis tenants and changes in rental rates and occupancy. Partially offsetting this decrease is revenue from acquisitions of $17.3 million.

Depreciation and Amortization

The increase in depreciation and amortization of $14.3 million is attributable primarily to the $19.1 million impact of acquisitions and new developments and an increase of $1.8 million from other capital activities at our existing portfolio and redevelopment centers, which is partially offset by dispositions of $6.6 million.

Operating Expenses

The decrease in operating expense of $3.5 million is attributable primarily to a $4.7 million reduction in expense associated with deferred compensation (see General and Administrative Expenses and Interest and Other Income, net below for additional information) and the impact of dispositions of $4.6 million. Effective the first quarter of 2020, the allocation of the fair value adjustments associated with the assets held in the grantor trust was changed to reflect the current expense classification of the employees in the deferred compensation plan; therefore, all changes to the liability are recorded in general and administrative expense with no allocation to operating expense unless future employee expense classifications change. Partially offsetting this decrease is an increase in expense of $4.6 million from acquisitions and mixed-use operations and an increase in insurance costs between the respective periods of $1.3 million.

Real Estate Taxes, net

The $1.8 million increase in real estate taxes, net is attributable primarily to the impact from acquisitions and mixed-use centers of $3.7 million, and an increase of $1.5 million attributable primarily to rate and valuation changes for the portfolio between the respective periods, which is partially offset by dispositions of $3.4 million.

Impairment Loss

The increase in impairment loss of $24.1 million is attributable primarily to losses recognized in 2020 associated with three centers, of which one had been sold in 2020. Subsequent to year-end, we sold another of these centers, and one is currently on the market.

General and Administrative Expenses

The increase in general and administrative expenses of $1.5 million is attributable primarily to a fair value increase of $2.3 million associated with assets held in a grantor trust related to deferred compensation offset by a reduction in primarily travel and convention related expenses due to the COVID-19 pandemic.

Interest Expense, net

Net interest expense increased $3.5 million or 6.2%. The components of net interest expense were as follows (in thousands):

	Year Ended December 31,
	2020	2019
Gross interest expense	$66,580	$67,993
Amortization of debt deferred costs, net	3,174	3,521
Over-market mortgage adjustment	(422)	(327)
Capitalized interest	(8,184)	(13,586)
Total	$61,148	$57,601

The increase in net interest expense is attributable primarily to a reduction in capitalized interest, which is offset by a slight reduction in gross interest expense. The reduction of capitalized interest is primarily attributable to the near completion of two of the residential portions of our new developments. The decrease in gross interest expense is primarily attributable to a reduction in the weighted average interest rates due to the difference in outstanding balances under the revolver between the respective periods, which is offset by an increase in the weighted average debt outstanding associated primarily with acquisitions. For the year ended December 31, 2020, the weighted average debt outstanding was $1.9 billion at a weighted average interest rate of 3.7% as compared to $1.8 billion outstanding at a weighted average interest rate of 4.0% in the same period of 2019.

Interest and Other Income, net

The decrease of $3.9 million in interest and other income, net is attributable primarily to a fair value reduction of $2.4 million associated with assets held in a grantor trust related to deferred compensation and a decrease in interest income of $2.5 million associated with short-term and other investments. Partially offsetting this decrease is $1.1 million associated with the components of net periodic benefit cost from our pension plan between the respective periods (see Note 15 for additional information).

Gain on Sale of Property

The decrease of $124.5 million in gain on sale of property is attributable to the disposition of five centers as compared to 15 centers and other property in the same period of 2019. In addition, we realized a gain of $32.5 million associated with the acquisition of our partner’s 42.25% interest in a center at an unconsolidated real estate joint venture while simultaneously redeeming our interest in the joint venture and disposing a wholly owned center to our former partner in December 2020.

Equity in Earnings of Real Estate Joint Ventures and Partnerships, net

The increase of $18.4 million in equity in earnings of real estate joint ventures and partnerships, net is attributable primarily to an increase in earnings of $18.8 million associated with disposition activities between the respective periods and the impairment of interests in two joint ventures in 2019 totaling $3.1 million. Partially offsetting this increase are adjustments totaling $2.5 million for potentially uncollectible amounts associated primarily with the COVID-19 pandemic and a general reduction in earnings from a pre-stabilized mixed-use center and other equity investments.

Economic Conditions

The economic conditions of 2020 were extremely challenging and remain uncertain as the virus continues to spread and new strains of the virus are discovered. After a strong start to the year, March witnessed the devastating effects of a global pandemic that affected every industry and geographic area in unprecedented ways. With the release of vaccines as the year ended, and an uncertain election having been settled, we are cautiously optimistic that the prospects of a recovery will slowly but steadily take root. We expect to see improvements in all areas of the economy, particularly concerning employment and, thus, wages and incomes, which will, in turn, support retail’s revival. Interest rates are expected to remain low for the foreseeable future, which should contribute to a stronger economic environment once the pandemic begins to wane. Our focus on grocery-anchored centers with a high percentage of necessity-based retail in densely populated trade areas has helped us and our tenants weather this downturn. This core strategy should ensure we continue to thrive through any unforeseen economic setbacks during the coming recovery.

With respect to our markets, we are witnessing the migration of firms and individuals toward the business-friendly markets where we are so strongly positioned, particularly in Texas, Florida and Arizona. In all of our markets, intra-market migration has benefited our properties due to their proximity to highly desirable residential neighborhoods that are attractive to people and families whether they commute to an office or telecommute from home. Houston is witnessing better than expected employment numbers due to its business friendly environment, a partial recovery of energy prices and the influx of exogenous corporate offices and headquarters, and its continued growth of indigenous medical and high-tech sectors, specifically data science, digital tech, and biotech clusters. Our presence in healthy, resilient metropolitan areas has been a part of our strategy to ensure our continued healthy, resilient property portfolio.

The majority of the trade areas for our portfolio of centers have seen positive growth in population, personal income, and home values over the past year, despite the overall economic hardship. With our foundation solidly set, we continue to search for new assets and properties with the strongest upside potential. In addition, we continue to look for redevelopment opportunities within our existing portfolio by repositioning our anchor tenants and new development opportunities to spur growth.

Capital Resources and Liquidity

Our primary operating liquidity needs are paying our common share dividends, maintaining and operating our existing properties, paying our debt service costs, excluding debt maturities, and funding capital expenditures. In forecasting for 2021, cash flows from operating activities, as well as the availability of funds under our unsecured revolving credit facility are expected to meet these planned capital needs; however, no assurance can be given due to, among other factors, the evolving impact of the pandemic.

The primary sources of capital for funding any debt maturities, acquisitions, share repurchases, new developments and redevelopments are our excess cash flow generated by our operating and new development properties; credit facilities; proceeds from both secured and unsecured debt issuances; proceeds from equity issuances; cash generated from the sale of property or interests in real estate joint ventures and partnerships and the formation of joint ventures. Amounts outstanding under the unsecured revolving credit facility are retired as needed with proceeds from the issuance of long-term debt, equity, cash generated from the disposition of properties and cash flow generated by our operating properties.

As of December 31, 2020, we had available borrowing capacity of $458.1 million under our unsecured revolving credit facility, and had cash and cash equivalents available of $35.4 million. Currently, we anticipate our disposition activities to continue, albeit at a lower rate, and estimate between $100 million to $150 million in dispositions for 2021. Even with the current uncertainty in the capital markets due to the pandemic, we believe other debt and equity alternatives are available to us based on recent market transactions within our industry sector.

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

We generally have the ability to sell or otherwise dispose of our assets except in certain cases where we are required to obtain our joint venture partners’ consent or a lender’s consent for assets held in special purpose entities. Additionally under many of our joint venture agreements, we and our joint venture partners are required to fund operating capital upon shortfalls in working capital. As operating manager of most of these entities, we have considered these funding requirements in our forecasting. Also our material real estate joint ventures are with entities which appear sufficiently stable; however, if market conditions were to deteriorate and our partners are unable to meet their commitments, our venture agreements provide multiple remedies, including but not limited to, the liquidation of the venture. Further, under these conditions, we would be required to reconsider our consolidation conclusions for those ventures and it is possible we may have to also consolidate any unconsolidated interests.

Operating Activities

During 2020, cash flows from operations have decreased by $45.8 million primarily due to disposition of centers and the impact of the pandemic on rent collections including an increase in the number of tenants placed on the cash basis and deferral and abatement agreements put in place to assist them during this uncertainty. Collections of rents due were initially hindered earlier in 2020; however, during the three months ending December 31, 2020, we have collected 94% of our tenant billings. Also subsequent to year-end 2020 through February 12, 2021, we reached collections of 93% of tenant billings for the month of January 2021. Significant cash requirements for operating activities expected to be paid include $64.2 million of real estate tax expenses. Additionally, we expect operating activities in 2021 to cover our human capital expenditures including salaries and related benefits, along with property operating expenses.

Since 2017, we have experienced a downward trend in revenues due to dispositions related to our portfolio transformation in which we have pruned our portfolio to concentrate on high-quality, grocery anchored, open-air centers located in the southern and western U.S. that provide basic goods and services. Additionally, 2020 revenue has also declined due to the impact of the pandemic. We anticipate that 2021 may see lower revenues as a result of our 2020 dispositions and continued effects of the pandemic; however, we are cautiously optimistic that revenues will recover once these effects are overcome.

Investing Activities

Acquisitions

During 2020, we acquired one grocery-anchored shopping center and other property with an aggregate gross purchase price totaling $51.5 million. In December 2020, we acquired our partner’s 42.25% interest in a premier grocery-anchored center at an unconsolidated real estate joint venture for approximately $115.2 million and simultaneously redeemed our 57.75% interest in the related unconsolidated joint venture and disposed a wholly owned center to our former partner. The transaction resulted in the consolidation of the property in our consolidated financial statements and a gain of $32.5 million.

Acquisitions are a key component of our long-term growth strategy. The availability of quality acquisition opportunities remains sporadic in our targeted markets. Market pricing of retail real estate assets is highly uncertain under current economic conditions. We intend to remain disciplined in approaching these opportunities, pursuing only those that provide appropriate risk-adjusted returns. Additionally, funds for acquisitions would come initially from proceeds from operations, dispositions and our outstanding credit facilities’ capacity. For 2021, we expect to complete acquisition investments in the range of $50 million to $100 million; however, there are no assurances that this will actually occur.

Dispositions

During 2020, we sold 11 centers and other property, including real estate assets owned through our interest in unconsolidated real estate joint ventures and partnerships. Our share of aggregate gross sales proceeds from these transactions, including the center simultaneously disposed associated with the acquisition of our partner’s 42.25% interest in a center (see Acquisitions above for additional information), totaled $248.0 million and generated our share of the gains of approximately $88.3 million, which is inclusive of the transaction with the former partner described above. Operating cash flows from assets disposed are included in net cash from operating activities in our Consolidated Statements of Cash Flows, while proceeds from these disposals are included as investing activities.

Dispositions are also a key component of our ongoing management process where we selectively prune properties from our portfolio that no longer meet our geographic or growth targets. Dispositions provide capital, which may be recycled into properties that are high barrier-to-entry locations within high growth metropolitan markets, and thus have higher long-term growth potential. Additionally, proceeds from dispositions may be used to reduce outstanding debt, further deleveraging our consolidated balance sheet, repurchase our common shares and/or debt, dependent upon market prices, or to fund acquisitions, new development and redevelopment projects. Subsequent to December 31, 2020, we sold real estate with our share of the aggregate gross sales proceeds totaling approximately $53.8 million. We have approximately $25.4 million of dispositions currently under contracts or letters of intent; however, there are no assurances that these transactions will close at such prices or at all. For 2021, we expect the volume of dispositions will range from $100 million to $150 million.

As mentioned under operating activities, our transformation program resulted in significant dispositions over the last few years, which has resulted in a downward trend in our cash flows from dispositions and associated gains. Dispositions are a key component of our ongoing strategy to prune properties from our portfolio that no longer meet our growth or geographic targets. Although we anticipate lower levels of dispositions in future years, there are no assurances that we will not have higher volumes of transactions due to unexpected opportunities or changes in strategy.

New Development/Redevelopment

At December 31, 2020, we had two mixed-use projects in the Washington D. C. market and a 30-story, high-rise residential tower at our River Oaks Shopping Center in Houston in various stages of development, which are partially or wholly owned. We have funded $444.4 million through December 31, 2020 on these projects. Upon completion, we expect our aggregate net investment in these multi-use projects to be $485.0 million and will add approximately .2 million of total square footage for retail and 962 residential units to the property portfolio; however, the timing of the realization of a stabilized return is currently unknown due to the uncertainties regarding the impact of COVID-19.

At December 31, 2020, we had eight redevelopment projects with an expected final investment estimated to be $47.7 million, of which we have funded approximately $40.9 million. Realization of the stabilized return may take longer than originally planned due to the impact of COVID-19. During 2020, completed redevelopment projects added approximately 155,000 square feet to the portfolio with an incremental investment totaling $29.1 million.

We had approximately $39.9 million in land held for development at December 31, 2020 that may either be developed or sold. While we are experiencing some interest from retailers and other market participants in our land held for development, opportunities for economically viable developments remain limited. We intend to continue to pursue additional development and redevelopment opportunities in multiple markets; however, finding the right opportunities remains challenging.

For 2021, our new development and redevelopment investment is estimated to be lower than 2020 expenditures as we are near the completion of our new development projects, and this investment is anticipated to be funded primarily through our excess cash flow generated by our operating properties, credit facilities and cash generated from dispositions.

Capital Expenditures

Capital expenditures for additions to the existing portfolio, acquisitions, tenant improvements, new development, redevelopment and our share of investments in unconsolidated real estate joint ventures and partnerships are as follows (in thousands):

	Year Ended December 31,
	2020	2019
Acquisitions	$42,209	$245,814
New Development	84,017	149,080
Redevelopment	14,131	25,342
Tenant Improvements	29,771	30,072
Capital Improvements	15,832	20,340
Other	1,979	5,991
Total	$187,939	$476,639

The decrease in capital expenditures is attributable primarily to a reduction in acquisitions and new development and redevelopment activity.

For 2021, we anticipate our acquisitions to total approximately $50 million to $100 million. Our new development and redevelopment investment for 2021 is estimated to be lower than 2020 expenditures. For 2021, capital and tenant improvements is expected to be consistent with 2020 expenditures. No assurances can be provided that our planned activities will occur. Further, we have entered into commitments aggregating $51.2 million comprised principally of construction contracts, which are generally due in 12 to 36 months and anticipated to be funded through our excess cash flow funded by operating activities or with proceeds from our unsecured revolving credit facility.

Capital expenditures for additions described above relate to cash flows from investing activities as follows (in thousands):

	Year Ended December 31,
	2020	2019
Acquisition of real estate and land, net	$42,209	$218,849
Development and capital improvements	137,059	183,188
Real estate joint ventures and partnerships - Investments	8,671	74,602
Total	$187,939	$476,639

Capitalized soft costs, including payroll and other general and administrative costs, interest, insurance and real estate taxes, totaled $17.7 million and $22.9 million for the year ended December 31, 2020 and 2019, respectively.

Financing Activities

Debt

Total debt outstanding was $1.8 billion at December 31, 2020, which bears interest at fixed rates and includes $40 million that bears interest at variable rates. Additionally, of our total debt, $349.5 million was secured by operating centers while the remaining $1.5 billion was unsecured. We also had letters of credit totaling $7.9 million outstanding at December 31, 2020. Our debt maturities for 2021 and 2022 total $18.8 million and $308.3 million, respectively (see Note 6 for additional information on Debt maturities). For 2021, we expect to fund our outstanding maturities through our excess cash flow generated by our operating properties, credit facilities and cash generated from dispositions. The 2022 maturities are expected be funded through our excess cash flow generated by our operating properties, credit facilities, cash generated from dispositions or with proceeds from the issuance of long-term debt.

At December 31, 2020, we have a $500 million unsecured revolving credit facility, which expires in March 2024 and provides borrowing rates that float at a margin over LIBOR plus a facility fee. At December 31, 2020, the borrowing margin and facility fee, which are priced off a grid that is tied to our senior unsecured credit ratings, were 82.5 and 15 basis points, respectively. The facility also contains a competitive bid feature that allows us to request bids for up to $250 million. Additionally, an accordion feature allows us to increase the facility amount up to $850 million. As of February 15, 2021, we had no amounts outstanding, and the available balance was $497.9 million, net of $1.9 million in outstanding letters of credit.

At December 31, 2020, we have a $10 million unsecured short-term facility that we maintain for cash management purposes. The facility, which matures in March 2021, provides for fixed interest rate loans at a 30-day LIBOR rate plus borrowing margin, facility fee and an unused facility fee of 125, 10, and 5 basis points, respectively. As of February 15, 2021, we had no amounts outstanding under this facility.

During 2020, the maximum balance and weighted average balance outstanding under both facilities combined were $497.0 million and $74.3 million, respectively, at a weighted average interest rate of 1.0%.

We have non-recourse debt secured by properties held in several of our real estate joint ventures and partnerships. At December 31, 2020, off-balance sheet mortgage debt for our unconsolidated real estate joint ventures and partnerships totaled $192.7 million, of which our pro rata ownership is $45.4 million. Scheduled principal mortgage payments on this debt, excluding deferred debt costs and non-cash related items totaling $(.2) million, at 100% are as follows (in millions):

2021	$173.0
2022	2.1
2023	2.2
2024	2.3
2025	2.3
Thereafter	11.0
Total	$192.9

For the 2021 maturities, we expect the joint venture to extend a $170 million loan under an available one-year extension or refinance the loan. The remaining 2021 and 2022 maturities are expected to be paid by excess operating funds from the related venture or partnership and/or capital calls of which we would use our funds from our other operating properties, credit facilities and cash generated from dispositions.

Our five most restrictive covenants, composed from both our public debt and revolving credit facility, include debt to asset, secured debt to asset, fixed charge, unencumbered asset test and unencumbered interest coverage ratios. We are not aware of any non-compliance with our public debt and revolving credit facility covenants as of December 31, 2020.

Our most restrictive public debt covenant ratios, as defined in our indenture and supplemental indenture agreements, were as follows at December 31, 2020:

Covenant	Restriction	Actual
Debt to Asset Ratio	Less than 60.0%	37.7%
Secured Debt to Asset Ratio	Less than 40.0%	7.1%
Fixed Charge Ratio	Greater than 1.5	3.9
Unencumbered Asset Test	Greater than 150%	283.7%

Included in our debt balance is a guaranty we provided for the payment of any debt service shortfalls on tax increment revenue bonds issued in connection with a development project in Sheridan, Colorado. The Sheridan Redevelopment Agency ("Agency") issued Series A bonds used for an urban renewal project, of which $53.7 million remain outstanding at December 31, 2020. The bonds are to be repaid with incremental sales and property taxes and a public improvement fee ("PIF") to be assessed on current and future retail sales and, to the extent necessary, any amounts we may have to provide under a guaranty. The incremental taxes and PIF are to remain intact until the earlier of the payment of the bond liability in full or 2040.

Equity

Common share dividends paid totaled $166.0 million for the year ended December 31, 2020. Our dividend payout ratio (as calculated as dividends paid on common shares divided by core funds from operations attributable to common shareholders - basic) for the year ended December 31, 2020 approximated 78.1% (see Non-GAAP Financial Measures for additional information). Our Board of Trust Managers approved a first quarter 2021 dividend of $.30 per common share. Funds to pay dividends and share repurchases would come initially from excess proceeds from operations, dispositions and our outstanding credit facilities.

We have a $200 million share repurchase plan. Under this plan, we may repurchase common shares from time-to-time in open-market or in privately negotiated purchases. The timing and amount of any shares repurchased will be determined by management based on its evaluation of market conditions and other factors. The repurchase plan may be suspended or discontinued at any time, and we have no obligations to repurchase any amount of our common shares under the plan. During 2020, we repurchased 1.7 million common shares at an average price of $19.09 per share. At December 31, 2020 and as of the date of this filing, $149.4 million of common shares remained available to be repurchased under this plan.

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

Management believes NAREIT FFO is a widely recognized measure of REIT operating performance, which provides our shareholders with a relevant basis for comparison among other REITs. Management uses NAREIT FFO as a supplemental internal measure to conduct and evaluate our business because there are certain limitations associated with using GAAP net income by itself as the primary measure of our operating performance. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, management believes that the presentation of operating results for real estate companies that uses historical cost accounting is insufficient by itself. There can be no assurance that NAREIT FFO presented by us is comparable to similarly titled measures of other REITs.

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

NAREIT FFO and Core FFO is calculated as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Net income attributable to common shareholders	$112,149	$315,435	$327,601
Depreciation and amortization of real estate	149,389	134,772	160,679
Depreciation and amortization of real estate of unconsolidated real estate joint ventures and partnerships	17,251	12,152	12,454
Impairment of properties and real estate equity investments	24,153	3,144	9,969
Gain on sale of property, investment securities and interests in real estate equity investments	(65,385)	(190,597)	(206,930)
Gain on dispositions of unconsolidated real estate joint ventures and partnerships	(23,523)	(1,380)	(6,300)
Provision (benefit) for income taxes (1)	2	133	2,223
Noncontrolling interests and other (2)	(1,852)	(2,051)	8,238
NAREIT FFO – basic (3)	212,184	271,608	307,934
Income attributable to operating partnership units	1,731	2,112	—
NAREIT FFO – diluted (3)	213,915	273,720	307,934
Adjustments for Core FFO:
Provision (benefit) for income taxes (1)	—	—	(1,488)
Other impairment loss	—	—	134
Gain on extinguishment of debt including related swap activity	—	—	(3,131)
Lease terminations	—	—	(10,023)
Contract terminations	340	—	—
Other	—	10	(911)
Core FFO – diluted	$214,255	$273,730	$292,515

FFO weighted average shares outstanding – basic	127,291	127,842	127,651
Effect of dilutive securities:
Share options and awards	878	842	790
Operating partnership units	1,432	1,432	—
FFO weighted average shares outstanding – diluted	129,601	130,116	128,441

NAREIT FFO per common share – basic	$1.67	$2.12	$2.41

NAREIT FFO per common share – diluted	$1.65	$2.10	$2.40

Core FFO per common share – diluted	$1.65	$2.10	$2.28
(1)	The applicable taxes related to gains and impairments of operating and non-operating real estate assets.
(2)	Related to gains, impairments and depreciation on operating properties and unconsolidated real estate joint ventures, where applicable.
(3)	2020 and 2019 NAREIT FFO is presented in accordance with 2018 Restatement of “Nareit’s Funds from Operations White Paper.”

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

	Three Months Ended	Twelve Months Ended
	December 31, 2020	December 31, 2020
Beginning of the period	145	155
Properties removed:
Redevelopments	—	(1)
Dispositions	(2)	(10)
Other	(1)	(2)
End of the period	142	142

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

	Three Months Ended		Twelve Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Net income attributable to common shareholders	$23,070	$75,218	$112,149	$315,435
Add:
Net income attributable to noncontrolling interests	1,803	2,074	6,810	7,140
(Benefit) provision for income taxes	(259)	358	451	1,040
Interest expense, net	15,726	13,539	61,148	57,601
Property management fees	948	686	3,773	2,899
Depreciation and amortization	37,701	33,355	149,930	135,674
Impairment loss	24,109	—	24,153	74
General and administrative	11,916	9,021	37,388	35,914
Other (1)	103	937	573	3,762
Less:
Gain on sale of property	(33,660)	(45,951)	(65,402)	(189,914)
Equity in earnings of real estate joint ventures and partnership interests, net	(3,867)	(2,989)	(39,206)	(20,769)
Interest and other income, net	(4,929)	(3,594)	(7,143)	(11,003)
Other (2)	(3,641)	(3,817)	(3,089)	(14,871)
Adjusted income	69,020	78,837	281,535	322,982
Less: Adjusted income related to consolidated entities not defined as same property and noncontrolling interests	(5,900)	(6,540)	(28,271)	(38,628)
Add: Pro rata share of unconsolidated entities defined as same property	5,742	6,057	23,125	23,958
Same Property Net Operating Income	$68,862	$78,354	$276,389	$308,312
(1)	Other includes items such as environmental abatement costs, demolition expenses and lease termination fees.
(2)	Other consists primarily of straight-line rentals, lease cancellation income and fee income primarily from real estate joint ventures and partnerships.

Newly Issued Accounting Pronouncements

See Note 2 to our consolidated financial statements in Item 8 for additional information related to recent accounting pronouncements.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

We use fixed and floating-rate debt to finance our capital requirements. These transactions expose us to market risk related to changes in interest rates. Derivative financial instruments may be used to manage a portion of this risk, primarily interest rate contracts with major financial institutions. These agreements expose us to credit risk in the event of non-performance by the counter-parties. We do not engage in the trading of derivative financial instruments in the normal course of business. At December 31, 2020, we had fixed-rate debt of $1.8 billion and variable-rate debt of $40.0 million. In the event interest rates were to increase 100 basis points and holding all other variables constant, annual net income and cash flows for the following year would decrease by approximately $.4 million associated with our variable-rate debt, including the effect of the interest rate contracts. The effect of the 100 basis points increase would decrease the fair value of our variable-rate and fixed-rate debt by approximately $1.3 million and $68.3 million, respectively.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Trust Managers of Weingarten Realty Investors

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Weingarten Realty Investors and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2021, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Summary of Significant Accounting Policies - Accrued Rent, Accrued Contract Receivables and Accounts Receivable, net – Refer to Note 1 to the financial statements

Critical Audit Matter Description

The Company evaluates individual leases to determine whether the future lease payments are not probable of collection over the remaining lease term. If it is concluded that the lease payments are not probable of collection, rental revenue is recognized on a cash basis. The Company considered the type of retailer, current discussions with the tenants, and current economic trends to determine the probability of collection for the individual leases. Changes in the probability of collection assumption could have a material impact on either the recorded accrued rent, accounts receivable, or rental revenues. The Company reduced revenues by $36.1 million, of which the majority includes amounts for the lease payments that are not probable of collection, for the year ended December 31, 2020.

Given the significant judgments made by management to determine collectability, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions required significant auditor judgment.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s evaluation of the Company’s determination of the probability of collection of operating lease receivables included the following:

•	We tested the effectiveness of controls, including those related to management’s determination of revenue recognized on a cash basis based on management’s determination of the probability of collection.
•	We evaluated external market information including bankruptcy announcements, tenant filings, news articles, and analyst reports, and compared it to management’s lease collectability conclusions.
•	We corroborated management’s conclusions by making inquiries of management outside of accounting to understand the type of tenant and current tenant discussions and by reading the minutes of the board of trustees.
•	We analyzed tenants that were deemed collectible and had large outstanding accounts receivable balances by assessing tenant filings, news articles, and analyst reports to evaluate management’s conclusions.
•	We evaluated the reasonableness of management’s estimates for the probability of collection by comparing to the actual lease payments received from tenants.

Summary of Significant Accounting Policies – Impairment of Investment in Real Estate Joint Ventures and Partnerships – Refer to Note 1 to the financial statements

Critical Audit Matter Description

The Company’s evaluation of impairment for their investments in real estate joint ventures and partnerships (“investments”) involves an initial assessment of various factors, including the Company’s ability to hold the investment, when determining if there is a decline in the investment value. Changes in this assumption could have a significant impact on the timing of if and when an other than temporary impairment is recorded. No impairment losses were recognized for the year ended December 31, 2020.

Given the significant judgment made by management of its ability to hold the investment when evaluating if a decline in fair value is other than temporary, performing audit procedures to evaluate whether management appropriately evaluated this factor required a high degree of auditor judgment.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s conclusion on their ability to hold the investment included the following:

•	We tested the effectiveness of controls, including those related to the evaluation of the Company’s ability to hold their investments.

•We evaluated the Company’s conclusion related to their ability to hold the investment by analyzing:

o	the underlying investment for operating losses and
o	the liquidity needs of both the investee and the Company by assessing debt maturities over the next twelve months.
•

We inquired of management about their intent and ability to hold the investment by reading the minutes of the board of trustees to determine if there was any contradictory evidence to management’s assertion.

/s/ Deloitte & Touche LLP

Houston, Texas

February 26, 2021

We have served as the Company’s auditor since 1963.

WEINGARTEN REALTY INVESTORS

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2020	2019	2018
Revenues:
Rentals, net	$422,339	$472,446	$517,836
Other	11,578	14,179	13,311
Total Revenues	433,917	486,625	531,147
Operating Expenses:
Depreciation and amortization	149,930	135,674	161,838
Operating	91,075	94,620	90,554
Real estate taxes, net	62,564	60,813	69,268
Impairment loss	24,153	74	10,120
General and administrative	37,388	35,914	25,040
Total Operating Expenses	365,110	327,095	356,820
Other Income (Expense):
Interest expense, net	(61,148)	(57,601)	(63,348)
Interest and other income, net	7,143	11,003	2,807
Gain on sale of property	65,402	189,914	207,865
Total Other Income	11,397	143,316	147,324
Income Before Income Taxes and Equity in Earnings of Real Estate Joint Ventures and Partnerships	80,204	302,846	321,651
Provision for Income Taxes	(451)	(1,040)	(1,378)
Equity in Earnings of Real Estate Joint Ventures and Partnerships, net	39,206	20,769	25,070
Net Income	118,959	322,575	345,343
Less: Net Income Attributable to Noncontrolling Interests	(6,810)	(7,140)	(17,742)
Net Income Attributable to Common Shareholders	$112,149	$315,435	$327,601
Earnings Per Common Share - Basic:
Net income attributable to common shareholders	$0.88	$2.47	$2.57
Earnings Per Common Share - Diluted:
Net income attributable to common shareholders	$0.88	$2.44	$2.55

See Notes to Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2020	2019	2018
Net Income	$118,959	$322,575	$345,343
Cumulative effect adjustment of new accounting standards	—	—	(1,541)
Other Comprehensive Loss:
Net unrealized gain on derivatives	—	—	1,379
Reclassification adjustment of derivatives and designated hedges into net income	(890)	(887)	(4,302)
Retirement liability adjustment	123	153	85
Total	(767)	(734)	(2,838)
Comprehensive Income	118,192	321,841	340,964
Comprehensive Income Attributable to Noncontrolling Interests	(6,810)	(7,140)	(17,742)
Comprehensive Income Adjusted for Noncontrolling Interests	$111,382	$314,701	$323,222

See Notes to Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31,
	2020	2019
ASSETS
Property	$4,246,334	$4,145,249
Accumulated Depreciation	(1,161,970)	(1,110,675)
Property, net *	3,084,364	3,034,574
Investment in Real Estate Joint Ventures and Partnerships, net	369,038	427,947
Total	3,453,402	3,462,521

Unamortized Lease Costs, net	174,152	148,479

Accrued Rent, Accrued Contract Receivables and Accounts Receivable, net *	81,016	83,639
Cash and Cash Equivalents *	35,418	41,481
Restricted Deposits and Escrows	12,338	13,810
Other, net	205,074	188,004
Total Assets	$3,961,400	$3,937,934

LIABILITIES AND EQUITY
Debt, net *	$1,838,419	$1,732,338
Accounts Payable and Accrued Expenses	104,990	111,666
Other, net	217,489	217,770
Total Liabilities	2,160,898	2,061,774

Commitments and Contingencies (see Note 17)	—	—

Equity:
Shareholders' Equity:
Common Shares of Beneficial Interest - par value, $.03 per share; shares authorized: 275,000; shares issued and outstanding:127,313 in 2020 and 128,702 in 2019	3,866	3,905
Additional Paid-In Capital	1,755,770	1,779,986
Net Income Less Than Accumulated Dividends	(128,813)	(74,293)
Accumulated Other Comprehensive Loss	(12,050)	(11,283)
Total Shareholders' Equity	1,618,773	1,698,315
Noncontrolling Interests	181,729	177,845
Total Equity	1,800,502	1,876,160
Total Liabilities and Equity	$3,961,400	$3,937,934

* Consolidated variable interest entities' assets and debt included in the above balances (see Note 18):
Property, net	$193,271	$196,636
Accrued Rent, Accrued Contract Receivables and Accounts Receivable, net	9,489	10,548
Cash and Cash Equivalents	10,089	8,135
Debt, net	44,177	44,993

See Notes to Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2020	2019	2018
Cash Flows from Operating Activities:
Net Income	$118,959	$322,575	$345,343
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	149,930	135,674	161,838
Amortization of debt deferred costs and intangibles, net	2,752	3,194	3,146
Non-cash lease expense	1,242	1,241	—
Impairment loss	24,153	74	10,120
Equity in earnings of real estate joint ventures and partnerships, net	(39,206)	(20,769)	(25,070)
Gain on sale of property	(65,402)	(189,914)	(207,865)
Distributions of income from real estate joint ventures and partnerships	29,803	20,083	19,605
Changes in accrued rent, accrued contract receivables and accounts receivable, net	1,154	10,001	(2,807)
Changes in unamortized lease costs and other assets, net	(8,024)	(14,298)	(8,632)
Changes in accounts payable, accrued expenses and other liabilities, net	5,744	(975)	(2,315)
Other, net	3,122	3,164	(7,403)
Net cash provided by operating activities	224,227	270,050	285,960
Cash Flows from Investing Activities:
Acquisition of real estate and land, net	(42,209)	(218,849)	(1,265)
Development and capital improvements	(137,059)	(183,188)	(155,528)
Proceeds from sale of property and real estate equity investments, net	119,442	445,319	607,486
Real estate joint ventures and partnerships - Investments	(8,671)	(74,602)	(38,096)
Real estate joint ventures and partnerships - Distribution of capital	22,228	2,482	6,936
Proceeds from investments	—	10,375	1,500
Other, net	(114)	2,437	11,921
Net cash (used in) provided by investing activities	(46,383)	(16,026)	432,954
Cash Flows from Financing Activities:
Proceeds from issuance of debt	—	—	638
Principal payments of debt	(22,977)	(55,556)	(257,028)
Changes in unsecured credit facilities	40,000	(5,000)	5,000
Proceeds from issuance of common shares of beneficial interest, net	212	1,098	6,760
Repurchase of common shares of beneficial interest, net	(32,107)	—	(18,564)
Common share dividends paid	(165,958)	(203,297)	(382,464)
Debt issuance and extinguishment costs paid	(6)	(3,271)	(1,271)
Distributions to noncontrolling interests	(4,076)	(6,782)	(19,155)
Contributions from noncontrolling interests	1,150	326	1,465
Other, net	(1,617)	(2,388)	508
Net cash used in financing activities	(185,379)	(274,870)	(664,111)
Net (decrease) increase in cash, cash equivalents and restricted cash equivalents	(7,535)	(20,846)	54,803
Cash, cash equivalents and restricted cash equivalents at January 1	55,291	76,137	21,334
Cash, cash equivalents and restricted cash equivalents at December 31	$47,756	$55,291	$76,137
Supplemental disclosure of cash flow information:
Cash paid for interest (net of amount capitalized of $8,184, $13,586 and $7,938, respectively)	$58,744	$55,413	$65,507
Cash paid for income taxes	$793	$1,526	$1,545
Cash paid for amounts included in operating lease liabilities	$2,678	$2,785	$—

See Notes to Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

Year Ended December 31, 2020, 2019 and 2018

	Common		Net Income	Accumulated
	Shares of	Additional	Less Than	Other
	Beneficial	Paid-In	Accumulated	Comprehensive	Noncontrolling
	Interest	Capital	Dividends	Loss	Interests	Total
Balance, January 1, 2018	$3,897	$1,772,066	$(137,065)	$(6,170)	$177,114	$1,809,842
Net income			327,601		17,742	345,343
Shares repurchased and cancelled	(20)	(18,544)				(18,564)
Shares issued under benefit plans, net	16	13,471				13,487
Cumulative effect adjustment of new accounting standards			5,497	(1,541)		3,956
Dividends paid – common shares ($2.98 per share)			(382,464)			(382,464)
Distributions to noncontrolling interests					(19,155)	(19,155)
Contributions from noncontrolling interests					1,465	1,465
Other comprehensive loss				(2,838)		(2,838)
Other, net					(373)	(373)
Balance, December 31, 2018	3,893	1,766,993	(186,431)	(10,549)	176,793	1,750,699
Net income			315,435		7,140	322,575
Shares issued under benefit plans, net	12	11,046				11,058
Dividends paid – common shares ($1.58 per share)			(203,297)			(203,297)
Distributions to noncontrolling interests					(6,782)	(6,782)
Contributions from noncontrolling interests					326	326
Other comprehensive loss				(734)		(734)
Other, net		1,947			368	2,315
Balance, December 31, 2019	3,905	1,779,986	(74,293)	(11,283)	177,845	1,876,160
Net income			112,149		6,810	118,959
Shares repurchased and cancelled	(50)	(32,057)				(32,107)
Shares issued under benefit plans, net	11	7,841				7,852
Cumulative effect adjustment of new accounting standards			(711)			(711)
Dividends paid – common shares ($1.30 per share)			(165,958)			(165,958)
Distributions to noncontrolling interests					(4,076)	(4,076)
Contributions from noncontrolling interests					1,150	1,150
Other comprehensive loss				(767)		(767)
Balance, December 31, 2020	$3,866	$1,755,770	$(128,813)	$(12,050)	$181,729	$1,800,502

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

We operate a portfolio of neighborhood and community shopping centers, totaling approximately 30.2 million square feet of gross leasable area that is either owned by us or others. We have a diversified tenant base, with two of our largest tenants each comprising only 2.6% of base minimum rental revenues during 2020. Total revenues generated by our centers located in Houston and its surrounding areas was 20.6% of total revenue for the year ended December 31, 2020, and an additional 9.8% of total revenue was generated in 2020 from centers that are located in other parts of Texas. Also, in Florida and California, an additional 20.4% and 16.4%, respectively, of total revenue was generated in 2020.

In March 2020, the World Health Organization declared the novel coronavirus (“COVID-19”) a pandemic. The impact of COVID-19 continues to evolve and most cities and states have imposed measures to control its spread including social distancing and limiting group gatherings. These measures have created risks and uncertainties surrounding our operations and geographic concentrations. The pandemic resulted in, at certain locations, the closure or limited operations of non-essential businesses and consumer/employee stay-at-home provisions. Given this continually evolving situation, the duration and severity of these matters and their ultimate effect are uncertain at this time.

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

We have elected accounting policy practical expedients, both as a lessor and a lessee, to not separate any nonlease components (primarily common area maintenance) within a lease contract for all classes of underlying assets (primarily real estate assets). As a lessor, we have further determined that this policy will be effective only on a lease that has been classified as an operating lease and the revenue recognition pattern and timing is the same for both types of components. We have determined to account for both the lease and nonlease components as a single component when the lease component is the predominate component of a contract. Therefore, Accounting Standards Codification ("ASC") No. 842, “Leases” will be applied to these lease contracts for both types of components. Additionally, for lessee leases, we have also elected not to apply the overall balance sheet recognition requirements to short-term leases that are less than 12 months from the lease commencement date.

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

In April 2020, the Financial Accounting Standards Board ("FASB") published a Staff Q&A regarding Accounting for Lease Concessions Related to the Effects of the COVID-19 pandemic. As the pandemic is expected to result in numerous tenant rent and lease concessions, the intent of the publication was to provide relief to lessors in assessing whether a lease modification exists. The FASB publication provides for an election to bypass the lease-by-lease analysis and account for lease concessions, directly related to the effects of the COVID-19 pandemic, consistent with how those concessions would be accounted for as though enforceable rights and obligations for those concessions existed in the original contract. Accordingly, an entity would not have to analyze each contract to determine whether those rights exist in the contract and can elect to apply or not apply lease modification guidance to those contracts. Such election is required to be applied consistently to leases with similar characteristics and circumstances. This election is available for COVID-19 related concessions that do not result in a substantial increase in the rights of the lessor or the obligations of the lessee and the total payments required by the modified lease are substantially the same as or less than total payments required by the original lease. As of April 1, 2020, we elected to not apply lease modification guidance to those contracts. As such, any lease deferral concessions will remain recorded in Accrued Rent, Accrued Contract Receivables and Accounts Receivable, net, and rent abatements will be recorded as a reduction to Rentals, net in our consolidated financial statements. Subject to this guidance, as of December 31, 2020, included in Accrued Rent, Accrued Contract Receivables and Accounts Receivable, net we have deferred lease concessions not currently due of $9.6 million and have recorded rent abatements of $3.2 million (see Note 9 for additional information). Discussions are continuing with tenants as the effects of COVID-19 and related mandates evolve.

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

Contract Type	Performance Obligation Description	Elements of Performance Obligations	Payment Timing
Management Agreements	● Management and asset management services ● Construction and development services ● Marketing services	● Over time ● Right to invoice ● Long-term contracts	Typically monthly or quarterly
	● Leasing and legal preparation services ● Sales commissions	● Point in time ● Long-term contracts
Licensing and Occupancy Agreements	● Rent of non-specific space	● Over time ● Right to invoice ● Short-term contracts	Typically monthly
	● Set-up services	● Point in time ● Right to invoice
Non-tenant Contracts	● Placement of miscellaneous items at our centers that do not qualify as a lease, i.e. advertisements, trash bins, etc.	● Point in time ● Long-term contracts	Typically monthly
	● Set-up services	● Point in time ● Right to invoice

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

Also included in property is costs for tenant improvements paid by us, including reimbursements to tenants for improvements that are owned by us and will remain our property after the lease expires.

Property identified for sale is reviewed to determine if it qualifies as held for sale based on the following criteria: management has approved and is committed to the disposal plan, the assets are available for immediate sale, an active plan is in place to locate a buyer, the sale is probable and expected to qualify as a completed sale within a year, the sales price is reasonable in relation to the current fair value, and it is unlikely that significant changes will be made to the sales plan or that the sales plan will be withdrawn. Upon qualification, these properties are segregated and classified as held for sale at the lower of cost or fair value less costs to sell. Also for disposal transactions, the presence of a significant financing component is considered and evaluated, if necessary. We have adopted the practical expedient in which the promised amount of consideration is not adjusted for the effects of a significant financing component when we expect, at contract inception, that the period between the sale and payment will be one year or less. Our individual property disposals do not qualify for discontinued operations presentation; thus, the results of operations through the disposal date and any associated gains are included in income from continuing operations.

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

Prior to the adoption of ASC No. 842, an allowance for the uncollectible portion of accrued rents and accounts receivable was determined based upon an analysis of balances outstanding, historical bad debt levels, tenant creditworthiness and current economic trends. At December 31, 2018, we had an allowance for doubtful accounts totaling $6.9 million (which included charges to bad debt of $2.4 million and deductions of $3.0 million for the year ended December 31, 2018) that was re-characterized upon the adoption of ASC No. 842 as of January 1, 2019, to be appropriately reflected as reductions in Revenues for uncollectible amounts.

The duration of the COVID-19 pandemic and its impact on our tenants’ operations, including, in some cases, their ability to resume full operations as governmental and legislative measures are eased, or in some cases reimposed, has caused uncertainty in our ongoing ability to collect rents when due. Considering the potential impact of these uncertainties, our collection assessment also took into consideration the type of tenant and current discussions with the tenants, as well as recent rent collection experience and tenant bankruptcies based on the best information available to management at the time of evaluation. For the year ended December 31, 2020, we reduced rental revenues by $36.1 million due to lease related reserves and write-offs, which included $15.0 million for straight-line rent receivables.

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

Our restricted deposits and escrows consist of the following (in thousands):

	December 31,
	2020	2019
Restricted deposits	$12,122	$12,793
Escrows	216	1,017
Total	$12,338	$13,810

Other Assets, net

Other assets include an asset related to the debt service guaranty (see Note 6 for further information), tax increment revenue bonds, right-of-use assets, investments held in a grantor trust, deferred tax assets (see Income Taxes), the net value of above-market leases, deferred debt costs associated with our revolving credit facilities and other miscellaneous receivables. Right-of-use assets are amortized to achieve the recognition of rent expense on a straight-line basis after adjusting for the corresponding lease liabilities’ interest over the lives of the leases. Investments held in a grantor trust are adjusted to fair value at each period with changes included in our Consolidated Statements of Operations. Above-market leases are amortized as adjustments to rental revenues over terms of the acquired leases. Deferred debt costs, including those classified in debt, are amortized primarily on a straight-line basis, which approximates the effective interest rate method, over the terms of the debt. Other miscellaneous receivables are evaluated for credit risk and an allowance is established if there is an estimate for lifetime credit losses. These are based on available information, including historical loss information adjusted for current conditions and forecasts for future economic conditions. Prior to adoption of ASC No. 326, a reserve was applied to the carrying amount of other miscellaneous receivables when it becomes apparent that conditions existed that would lead to our inability to fully collect the outstanding amounts due. Such conditions include delinquent or late payments on receivables, deterioration in the ongoing relationship with the borrower and other relevant factors.

Our tax increment revenue bonds have been classified as held to maturity and are recorded at amortized cost offset by a recognized credit loss (see Note 19 for further information). Due to the recognized credit loss, interest on these bonds is recorded at an effective interest rate when cash payments are received. The bonds are evaluated for credit losses based on discounted estimated future cash flows. Any future receipts in excess of the amortized basis will be recognized as revenue when received. The credit risk associated with the amortized value of these bonds is low as the bonds are earmarked for repayments from sales and property taxes associated with a government entity. At December 31, 2020, no credit allowance has been recorded.

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

On March 27, 2020, the President signed the Coronavirus Aid, Relief and Economic Security (“CARES”) Act into law. The enacted CARES Act tax provisions include, but are not limited to, changes to the NOL deduction, the business interest expense limitation and depreciation. Management’s evaluation of deferred taxes and the associated valuation allowance includes the impact of the CARES Act.

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

Share-Based Compensation

We have both share options and share awards outstanding. Since 2012, our employee long-term incentive program under our Amended and Restated 2010 Long-Term Incentive Plan grants only awards that incorporate both service-based and market-based measures for share awards to promote share ownership among the participants and to emphasize the importance of total shareholder return. The terms of each grant vary depending upon the participant’s responsibilities and position within the Company. All awards are recorded at fair value on the date of grant and earn dividends throughout the vesting period; however, the dividends are subject to the same vesting terms as the award. Compensation expense is measured at the grant date and recognized over the vesting period. All share awards are awarded subject to the participant’s continued employment with us.

The share awards are subject to a three-year cliff vesting basis. Service-based and market-based share awards are subject to the achievement of select performance goals as follows:

●	Service-based awards and accumulated dividends typically vest three years from the grant date. These grants are subject only to continued employment and not dependent on future performance measures. Accordingly, if such vesting criteria are not met, compensation cost previously recognized would be reversed.
●	Market-based awards vest based upon the performance metrics at the end of a three-year period. These awards are based 50% on our three-year relative total shareholder return (“TSR”) as compared to the FTSE NAREIT U.S. Shopping Center Index. The other 50% is tied to our three-year absolute TSR, which is currently compared to a 6% hurdle. At the end of a three-year period, the performance measures are analyzed; the actual number of shares earned is determined; and the earned shares and the accumulated dividends vest. The probability of meeting the market criteria is considered when calculating the estimated fair value on the date of grant using a Monte Carlo simulation. These awards are accounted for as awards with market criteria, with compensation cost recognized over the service period, regardless of whether the market criteria are achieved and the awards are ultimately earned and vest.

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

The SRP participants’ account balances prior to 2012 no longer receive service credits but continue to receive a 7.5% interest credit for active participants. All inactive participants receive a December 31, 90-day LIBOR rate plus .50% interest credit.

We have a Savings and Investment Plan pursuant to which eligible employees may elect to contribute from 1% of their salaries to the maximum amount established annually by the IRS. Employee contributions are matched by us at the rate of 50% for the first 6% of the employee’s salary. The employees vest in the employer contributions ratably over a five-year period.

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

Fair value estimates are based on limited available market information for similar transactions, including our tax increment revenue bonds and debt, and there can be no assurance that the disclosed value of any financial instrument could be realized by immediate settlement of the instrument. The following provides information about the methods used to estimate the fair value of our financial instruments, including their estimated fair values:

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

Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss by component consists of the following (in thousands):

				Defined
				Benefit
				Pension
	Gain	Gain on		Plan-
	on	Cash Flow		Actuarial
	Investments	Hedges		Loss		Total
Balance, January 1, 2018	$(1,541)	$(7,424)		$15,135		$6,170
Cumulative effect adjustment of accounting standards	1,541	—		—		1,541
Change excluding amounts reclassified from accumulated other comprehensive loss	—	(1,379)		1,143		(236)
Amounts reclassified from accumulated other comprehensive loss	—	4,302	(1)	(1,228)	(2)	3,074
Net other comprehensive loss (income)	—	2,923		(85)		2,838
Balance, December 31, 2018	—	(4,501)		15,050		10,549
Change excluding amounts reclassified from accumulated other comprehensive loss	—	—		1,044		1,044
Amounts reclassified from accumulated other comprehensive loss	—	887	(1)	(1,197)	(2)	(310)
Net other comprehensive loss (income)	—	887		(153)		734
Balance, December 31, 2019	—	(3,614)		14,897		11,283
Change excluding amounts reclassified from accumulated other comprehensive loss	—	—		898		898
Amounts reclassified from accumulated other comprehensive loss	—	890	(1)	(1,021)	(2)	(131)
Net other comprehensive loss (income)	—	890		(123)		767
Balance, December 31, 2020	$—	$(2,724)		$14,774		$12,050
(1)	This reclassification component is included in interest expense.
(2)	This reclassification component is included in the computation of net periodic benefit cost (see Note 15 for additional information).

Additionally, as of December 31, 2020 and 2019, the net gain balance in accumulated other comprehensive loss relating to previously terminated cash flow interest rate swap contracts was $2.7 million and $3.6 million, respectively, which will be reclassified to net interest expense as interest payments are made on the originally hedged debt. Within the next 12 months, approximately $.9 million in accumulated other comprehensive loss is expected to be reclassified as a reduction to interest expense related to our interest rate contracts.

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

In August 2018, the FASB issued ASU No. 2018-14, "Changes to the Disclosure Requirements for Defined Benefit Plans." This ASU clarifies current disclosures and removes several disclosures requirements including accumulated other comprehensive income expected to be recognized over the next fiscal year and amount and timing of plan assets expected to be returned to the employer. The ASU also requires additional disclosures for the weighted-average interest crediting rates for cash balance plans and explanations for significant gains and losses related to changes in the benefit plan obligation. The provisions of ASU No. 2018-14 are effective for us as of December 31, 2020 using a retrospective basis for all periods presented. The adoption of this ASU did not have a material impact to our consolidated financial statements. See Note 15 for additional information.

In December 2019, the FASB issued ASU No. 2019-12, "Simplifying the Accounting for Income Taxes." This ASU clarifies/simplifies current disclosures and removes several disclosures requirements. Simplification includes franchise taxes based partially on income as an income-based tax; entities should reflect enacted tax law and rate changes in the interim period that includes the enactment date; and allowing entities to allocate consolidated tax amounts to individual legal entities under certain elections. The provisions of ASU No. 2019-12 are effective for us as of January 1, 2021; however, we early adopted the provisions as permitted at December 31, 2020. The adoption of this ASU did not have a material impact to our consolidated financial statements.

Not Yet Adopted

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848)”, as amended by ASU No. 2021-01. This ASU contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in this ASU is optional and may be elected over time as reference rate reform activities occur. At January 1, 2020, we elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The adoption of this portion of the ASU did not have a material impact to our consolidated financial statements. We continue to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

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

Note 3.     Property

Our property consists of the following (in thousands):

	December 31,
	2020	2019
Land	$948,622	$911,521
Land held for development	39,936	40,667
Land under development	19,830	53,076
Buildings and improvements	3,082,509	2,898,867
Construction in-progress	155,437	241,118
Total	$4,246,334	$4,145,249

During the year ended December 31, 2020, we sold seven centers and other property. Aggregate gross sales proceeds from these transactions approximated $194.2 million and generated gains of approximately $65.4 million, which includes the December 2020 transaction discussed below. In addition, for the year ended December 31, 2020, we acquired one center, our partner’s interest in a center and other property with an aggregate gross purchase price of approximately $166.6 million, including the December 2020 transaction discussed below, and we invested $79.4 million in new development projects. In December 2020, we acquired our partner’s 42.25% interest in a center in an unconsolidated joint venture and redeemed our 57.75% interest in the related unconsolidated joint venture while simultaneously disposing of a wholly owned center to our former partner. The transaction resulted in the consolidation of the property in our consolidated financial statements. See Note 16 for additional information.

Note 4.     Investment in Real Estate Joint Ventures and Partnerships

We own interests in real estate joint ventures or limited partnerships and had tenancy-in-common interests in which we exercise significant influence, but do not have financial and operating control. We account for these investments using the equity method, and our interests ranged for the periods presented from 20%to 90% in both 2020 and 2019. Combined condensed financial information of these ventures (at 100%) is summarized as follows (in thousands):

	December 31,
	2020	2019
Combined Condensed Balance Sheets

ASSETS
Property	$1,093,504	$1,378,328
Accumulated depreciation	(275,802)	(331,856)
Property, net	817,702	1,046,472
Other assets, net	81,285	108,366
Total Assets	$898,987	$1,154,838

LIABILITIES AND EQUITY
Debt, net (primarily mortgages payable)	$192,674	$264,782
Amounts payable to Weingarten Realty Investors and Affiliates	9,836	11,972
Other liabilities, net	15,340	25,498
Total Liabilities	217,850	302,252
Equity	681,137	852,586
Total Liabilities and Equity	$898,987	$1,154,838

	Year Ended December 31,
	2020	2019	2018
Combined Condensed Statements of Operations
Revenues, net	$124,409	$135,258	$133,975
Expenses:
Depreciation and amortization	35,971	32,126	32,005
Interest, net	9,175	9,664	11,905
Operating	24,775	25,046	24,112
Real estate taxes, net	16,733	18,070	18,839
General and administrative	601	551	696
Provision for income taxes	121	133	138
Total	87,376	85,590	87,695
Gain on dispositions	47,002	2,009	9,495
Net income	$84,035	$51,677	$55,775

Our investment in real estate joint ventures and partnerships, as reported in our Consolidated Balance Sheets, differs from our proportionate share of the entities’ underlying net assets due to basis differences, which arose upon the transfer of assets to the joint ventures. The net positive basis differences, which totaled $10.7 million and $9.0 million at December 31, 2020 and 2019, respectively, are generally amortized over the useful lives of the related assets.

We recorded joint venture fee income included in Other revenues for the year ended December 31, 2020, 2019 and 2018 of $5.3 million, $6.5 million and $6.1 million, respectively. Additionally, as a result of COVID-19, for the year ended December 31, 2020, our joint venture and partnerships have reduced revenues by $6.9 million due to lease related reserves and write-offs, which includes $3.1 million for straight-line rent receivables. Of these amounts for the year ended December 31, 2020, our share totaled $2.5 million, which includes $.9 million for straight-line rent receivables. For additional information, see Note 1.

During 2020, we sold two centers and our interest in two centers, ranging from 20% to 50%, at an aggregate gross value of approximately $148.3 million, of which our share of the gain, included in equity earnings in real estate joint ventures and partnerships, totaled $23.5 million. Also during 2020, we invested an additional $8.7 million in a 90% owned unconsolidated real estate joint venture for a mixed-use new development.

In December 2020, we acquired our partner’s 42.25% interest in a center at an unconsolidated real estate joint venture for approximately $115.2 million. The transaction resulted in the consolidation of the property in our consolidated financial statements. For additional information, see Note 16.

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

Note 5.     Identified Intangible Assets and Liabilities

Identified intangible assets and liabilities associated with our property acquisitions are as follows (in thousands):

	December 31,
	2020	2019
Identified Intangible Assets:
Above-market leases (included in Other Assets, net)	$23,877	$23,830
Above-market leases - Accumulated Amortization	(12,551)	(12,145)
In place leases (included in Unamortized Lease Costs, net)	235,082	196,207
In place leases - Accumulated Amortization	(102,772)	(92,918)
	$143,636	$114,974
Identified Intangible Liabilities:
Below-market leases (included in Other Liabilities, net)	$92,855	$95,240
Below-market leases - Accumulated Amortization	(34,647)	(32,326)
Above-market assumed mortgages (included in Debt, net)	7,694	3,446
Above-market assumed mortgages - Accumulated Amortization	(2,408)	(1,987)
	$63,494	$64,373

These identified intangible assets and liabilities are amortized over the applicable lease terms or the remaining lives of the assumed mortgages, as applicable.

The net amortization of above-market and below-market leases increased rental revenues by $7.8 million, $4.6 million and $12.8 million in 2020, 2019 and 2018, respectively. The significant year over year change in rental revenues from 2020 to 2019 is primarily due to the write-offs for multiple tenant fallouts of off-market lease intangibles in 2020, and the change from 2019 to 2018 is primarily due to a write-off of a below-market lease intangible from the termination of a tenant’s lease in 2018. The estimated net amortization of these intangible assets and liabilities will increase rental revenues for each of the next five years as follows (in thousands):

2021	$4,691
2022	4,357
2023	4,172
2024	4,032
2025	3,234

The amortization of the in place lease intangible assets recorded in depreciation and amortization, was $19.4 million, $14.9 million and $29.8 million in 2020, 2019 and 2018, respectively. The significant year over year change in depreciation and amortization from 2020 to 2019 is primarily due to net acquisitions throughout late 2019 and 2020, and the change from 2019 to 2018 is primarily due to the write-off of in-place lease intangibles from the termination of tenant leases in 2018. The estimated amortization of these intangible assets will increase depreciation and amortization for each of the next five years as follows (in thousands):

2021	$19,580
2022	17,103
2023	15,549
2024	13,491
2025	12,204

The net amortization of above-market assumed mortgages decreased net interest expense by $.4 million, $.3 million and $.7 million in 2020, 2019 and 2018, respectively. The estimated net amortization of these intangible liabilities will decrease net interest expense for each of the next five years as follows (in thousands):

2021	$789
2022	643
2023	638
2024	638
2025	638

The following table details the identified intangible assets and liabilities and the remaining weighted-average amortization period associated with our asset acquisitions in 2020 and 2019 as follows:

	December 31,
	2020	2019
Identified intangible assets and liabilities subject to amortization (in thousands):
Assets:
In place leases	$48,562	$30,253
Above-market leases	1,901	1,323
Liabilities:
Below-market leases	5,205	13,762
Above-market assumed mortgages	4,249	—

Identified intangible assets and liabilities remaining weighted-average amortization period (in years):
Assets:
In place leases	7.8	11.0
Above-market leases	7.1	7.2
Liabilities:
Below-market leases	7.8	13.5
Above-market assumed mortgages	8.3	—

Note 6.     Debt

Our debt consists of the following (in thousands):

	December 31,
	2020	2019
Debt payable, net to 2038 (1)	$1,723,073	$1,653,154
Unsecured notes payable under credit facilities	40,000	—
Debt service guaranty liability	53,650	57,380
Finance lease obligation	21,696	21,804
Total	$1,838,419	$1,732,338
(1)	At both December 31, 2020 and 2019, interest rates ranged from 3.3% to 7.0% at a weighted average rate of 3.9%.

The allocation of total debt between fixed and variable-rate as well as between secured and unsecured is summarized below (in thousands):

	December 31,
	2020	2019
As to interest rate (including the effects of interest rate contracts):
Fixed-rate debt	$1,798,419	$1,714,890
Variable-rate debt	40,000	17,448
Total	$1,838,419	$1,732,338
As to collateralization:
Unsecured debt	$1,488,909	$1,450,762
Secured debt	349,510	281,576
Total	$1,838,419	$1,732,338

We maintain a $500 million unsecured revolving credit facility, which was amended and extended on December 11, 2019. This facility expires in March 2024, provides for two consecutive six-month extensions upon our request, and borrowing rates that float at a margin over LIBOR plus a facility fee. At both December 31, 2020 and 2019, the borrowing margin and facility fee, which are priced off a grid that is tied to our senior unsecured credit ratings, were 82.5 and 15 basis points, respectively. The facility also contains a competitive bid feature that allows us to request bids for up to $250 million. Additionally, an accordion feature allows us to increase the facility amount up to $850 million.

Additionally, we have a $10 million unsecured short-term facility, which was amended and extended on January 3, 2020, that we maintain for cash management purposes, which matures in March 2021. At both December 31, 2020 and 2019, the facility provided for fixed interest rate loans at a 30-day LIBOR rate plus a borrowing margin, facility fee and an unused facility fee of 125, 10, and 5 basis points, respectively.

The following table discloses certain information regarding our unsecured notes payable under our credit facilities (in thousands, except percentages):

	December 31,
	2020	2019
Unsecured revolving credit facility:
Balance outstanding	$40,000	$—
Available balance	458,068	497,946
Letters of credit outstanding under facility	1,932	2,054
Variable interest rate (excluding facility fee)	0.94%	—%
Unsecured short-term facility:
Balance outstanding	$—	$—
Variable interest rate (excluding facility fee)	—%	—%
Both facilities:
Maximum balance outstanding during the period (1)	$497,000	$5,000
Weighted average balance	74,311	123
Year-to-date weighted average interest rate (excluding facility fee)	1.0%	3.3%
(1)	At March 31, 2020, we drew down the available balance of our unsecured revolving credit facility to increase liquidity and preserve financial flexibility in light of the uncertainty regarding the COVID-19 pandemic on the markets at that time, which we subsequently repaid due to the stability of the financial markets.

Related to a development project in Sheridan, Colorado, we have provided a guaranty for the payment of any debt service shortfalls until a coverage rate of 1.4x is met on tax increment revenue bonds issued in connection with the project. The bonds are to be repaid with incremental sales and property taxes and a PIF to be assessed on current and future retail sales and, to the extent necessary, any amounts we may have to provide under a guaranty. The incremental taxes and PIF are to remain intact until the earlier of the date the bond liability has been paid in full or 2040. Therefore, a debt service guaranty liability equal to the fair value of the amounts funded under the bonds was recorded. As of December 31, 2020 and December 31, 2019, we had $53.7 million and $57.4 million outstanding for the debt service guaranty liability, respectively.

During the year ended December 31, 2019, we repaid a $50 million secured fixed-rate mortgage with a 7.0% interest rate from cash from our disposition proceeds.

Various leases and properties, and current and future rentals from those leases and properties, collateralize certain debt. At December 31, 2020 and 2019, the carrying value of such assets aggregated $.6 billion and $.5 billion, respectively. Additionally at December 31, 2020 and 2019, investments of $6.0 million and $5.3 million, respectively, included in Restricted Deposits and Escrows are held as collateral for letters of credit totaling $6.0 million and $5.0 million, respectively.

Scheduled principal payments on our debt (excluding $40.0 million unsecured notes payable under our credit facilities, $21.7 million of a finance lease obligation, $(3.1) million net premium/(discount) on debt, $(4.5) million of deferred debt costs, $5.3 million of non-cash debt-related items, and $53.7 million debt service guaranty liability) are due during the following years (in thousands):

2021	$18,795
2022	308,298
2023	348,207
2024	252,561
2025	294,232
2026	277,733
2027	53,604
2028	92,159
2029	70,304
2030	950
Thereafter	8,569
Total	$1,725,412

Our various debt agreements contain restrictive covenants, including minimum interest and fixed charge coverage ratios, minimum unencumbered interest coverage ratios, minimum net worth requirements and maximum total debt levels. We are not aware of any non-compliance with our public debt and revolving credit facility covenants as of December 31, 2020.

Note 7.     Lease Obligations

Certain of our shopping centers are subject to operating ground leases that cover either partially or the entire center. These ground leases expire at various dates through 2069 with renewal options ranging from five years to 20 years and in some cases, include options to purchase the underlying asset by either the lessor or lessee. Generally, our ground lease variable payments for real estate taxes, insurance and utilities are paid directly by us and are not a component of rental expense. Most of our leases have increasing minimum rental rates during the terms of the leases through escalation provisions and also may include an amount based on a percentage of operating revenues or sublease tenant revenue. Space in our shopping centers is leased to tenants pursuant to agreements that generally provide for terms of 10 years or less and may include multiple options to extend the lease term in increments up to five years, for annual rentals subject to upward adjustments based on operating expense levels, sales volume, or contractual increases as defined in the lease agreements. As of December 31, 2020 and 2019, we were the lessee under ground lease agreements associated with 10 and 12 centers, respectively. Additionally, we were the lessee under administrative lease agreements with four offices as of both December 31, 2020 and 2019. Our right-of-use assets associated with our operating leases totaled $42.8 million and $43.8 million at December 31, 2020 and 2019, respectively.

Also, we have two properties under a finance lease that consists of variable lease payments with a purchase option. The right-of-use asset associated with this finance lease at December 31, 2020 and 2019 was $8.7 million and $8.9 million, respectively. Amortization of property under the finance lease is included in depreciation and amortization expense.

A schedule of lease costs including weighted average lease terms and weighted-average discount rates is as follows (in thousands, except as noted):

	Year Ended December 31,
	2020	2019
Lease cost:
Operating lease cost:
Included in Operating expense	$2,977	$3,044
Included in General and administrative expense	370	302
Finance cost:
Amortization of right-of-use asset (included in Depreciation and Amortization)	182	174
Interest on lease liability (included in Interest expense, net)	1,635	1,642
Short-term lease cost	—	44
Variable lease cost	244	309
Sublease income (included in Rentals, net)	(26,539)	(27,400)
Total lease cost	$(21,131)	$(21,885)

	December 31,
	2020	2019
Weighted-average remaining lease term (in years):
Operating leases	40.7	41.5
Finance lease	3.0	4.0

Weighted-average discount rate (percentage):
Operating leases	4.9%	4.9%
Finance lease	7.5%	7.5%

A reconciliation of our lease liabilities on an undiscounted cash flow basis, which primarily represents shopping center ground leases, for the subsequent five years and thereafter, as calculated as of December 31, 2020, is as follows (in thousands):

	Operating	Finance
Lease payments:
2021	$2,717	$1,751
2022	2,698	1,759
2023	2,582	23,037
2024	2,222	—
2025	2,082	—
Thereafter	95,105	—
Total	$107,406	$26,547

Lease liabilities (1)	42,888	21,696
Undiscounted excess amount	$64,518	$4,851
(1)	Operating lease liabilities are included in Other Liabilities, and finance lease liabilities are included in Debt, net in our Consolidated Balance Sheet.

Rental expense for operating leases as defined under ASC No. 840 was $3.1 million in 2018 and was recognized in Operating expense. Minimum revenues under subleases, applicable to the ground lease rentals, under the terms of all non-cancelable tenant leases was $22.8 million in 2018.

Future undiscounted, sublease payments applicable to the ground lease rentals, under the terms of all non-cancelable tenant leases, excluding estimated variable payments for the subsequent five years and thereafter ending December 31, as calculated as of December 31, 2020, were as follows (in thousands):

Sublease payments:
Finance lease(1)	$10,286
Operating leases:
2021	$23,110
2022	21,351
2023	19,813
2024	15,668
2025	11,273
Thereafter	36,826
Total	$128,041
(1)	The sublease payments related to our finance lease represents cumulative payments through the lease term ending in 2023.

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

During the year ended December 31, 2020, 1.7 million common shares were repurchased at an average price of $19.09 per share, and no common shares were repurchased during the year ended December 31, 2019. At December 31, 2020 and as of the date of this filing, $149.4 million of common shares remained available to be repurchased under this plan.

Common dividends declared per share were $1.30, $1.58 and $2.98 for the year ended December 31, 2020, 2019 and 2018, respectively. In 2020, the regular dividend rate per share for our common shares was $.395 for the first quarter and $.18 for each subsequent quarter. The regular dividend rate per share for our common shares for each quarter of 2019 and 2018 was $.395. During 2020 and 2018, we paid a special dividend for our common shares in an amount per share of $.36 and $1.40, respectively, which was due to the significant gains on dispositions of property. No special dividend was paid in 2019. Subsequent to December 31, 2020, a first quarter dividend of $.30 per common share was approved by our Board of Trust Managers.

Note 9.     Leasing Operations

As a commercial real estate lessor, generally our leases are for terms of 10 years or less and may include multiple options, upon tenant election, to extend the lease term in increments up to five years. Our leases typically do not include an option to purchase. Tenant terminations prior to the lease end date occasionally results in a one-time termination fee based on the remaining unpaid lease payments including variable payments and could be material to the tenant. Many of our leases have increasing minimum rental rates during the terms of the leases through escalation provisions. In addition, the majority of our leases provide for variable rental revenues, such as, reimbursements of real estate taxes, maintenance and insurance and may include an amount based on a percentage of the tenants’ sales. In addition, rent abatements related to the COVID-19 pandemic of $3.2 million were recorded as a reduction to variable lease payments for the year ended December 31, 2020 (see Note 1 for additional information).

Future undiscounted, lease payments for tenant leases, excluding estimated variable payments, at December 31, 2020 is as follows (in thousands):

2021	329,001
2022	283,036
2023	239,768
2024	192,197
2025	146,270
Thereafter	448,593
Total payments due	$1,638,865

Variable lease payments recognized in Rentals, net are as follows (in thousands):

	Year Ended December 31,
	2020	2019
Variable lease payments	$100,093	$109,685

Contingent rentals recognized in Rentals, net are as follows (in thousands):

Year Ended December 31,
2018
Contingent rentals	$118,703

Note 10.     Impairment

The following impairment charges were recorded on the following assets based on the difference between the carrying amount of the assets and the estimated fair value (see Note 19 for additional fair value information) (in thousands):

	Year Ended December 31,
	2020	2019	2018
Operating expenses:
Properties held for sale, under contract for sale or sold (1)	$24,109	$—	$9,969
Land held for development and undeveloped land (1)	44	74	151
Total impairment charges	24,153	74	10,120
Other financial statement captions impacted by impairment:
Equity in earnings of real estate joint ventures and partnerships, net (1)	—	3,070	—
Net income attributable to noncontrolling interests	—	(17)	(17)
Net impact of impairment charges	$24,153	$3,127	$10,103
(1)	Amounts reported were based on changes in management’s plans or intent for the properties or investments in real estate joint ventures and partnerships, third party offers, recent comparable market transactions and/or a change in market conditions.

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

Taxable income differs from net income for financial reporting purposes primarily because of differences in the timing of recognition of depreciation, rental revenue, repair expense, compensation expense, impairment losses and gain from sales of property. As a result of these differences, the book value of our net real estate assets is in excess of tax basis by $183.1 million and $286.2 million at December 31, 2020 and 2019, respectively.

The following table reconciles net income adjusted for noncontrolling interests to REIT taxable income (in thousands):

	Year Ended December 31,
	2020	2019	2018
Net income adjusted for noncontrolling interests	$112,149	$315,435	$327,601
Net loss (income) of taxable REIT subsidiary included above	206	(32,225)	(13,496)
Net income from REIT operations	112,355	283,210	314,105
Book depreciation and amortization	147,660	132,957	158,607
Tax depreciation and amortization	(82,414)	(75,824)	(89,700)
Book/tax difference on gains/losses from capital transactions	(54,476)	(89,217)	19,807
Deferred/prepaid/above and below-market rents, net	(13,977)	(9,332)	(15,589)
Impairment loss from REIT operations	23,367	3,118	10,008
Book/tax on bad debt expense	35,075	217	(749)
Other book/tax differences, net	(5,390)	(21,575)	(12,969)
REIT taxable income	162,200	223,554	383,520
Dividends paid deduction (1)	(162,200)	(223,554)	(383,520)
Dividends paid in excess of taxable income	$—	$—	$—
(1)	For 2020, 2019 and 2018, the dividends paid deduction includes designated dividends of $114.8 million, $121.2 million and $105.7 million from 2021, 2020 and 2019, respectively.

For federal income tax purposes, the cash dividends distributed to common shareholders are characterized as follows:

	Year Ended December 31,
	2020	2019	2018
Ordinary income	79.9%	65.4%	42.2%
Capital gain distributions	20.1%	34.6%	57.8%
Total	100.0%	100.0%	100.0%

Our deferred tax assets and liabilities, including a valuation allowance, consisted of the following (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Impairment loss (1)	$4,638	$4,692
Net operating loss carryforwards (2)	3,216	3,206
Book-tax basis differential	1,116	1,101
Other	255	177
Total deferred tax assets	9,225	9,176
Valuation allowance (3)	(5,551)	(5,749)
Total deferred tax assets, net of allowance	$3,674	$3,427
Deferred tax liabilities:
Book-tax basis differential (1)	$1,547	$1,547
Other	118	155
Total deferred tax liabilities	$1,665	$1,702
(1)	Impairment losses and book-tax basis differential liabilities will not be recognized until the related properties are sold. Realization of impairment losses is dependent upon generating sufficient taxable income in the year the property is sold.
(2)	We have net operating loss carryforwards of $15.3 million that is an indefinite carryforward.
(3)	Management believes it is more likely than not that a portion of the deferred tax assets, which primarily consists of impairment losses and net operating losses, will not be realized and established a valuation allowance. However, the amount of the deferred tax asset considered realizable could be reduced if estimates of future taxable income are reduced.

We are subject to federal, state and local income taxes and have recorded an income tax provision (benefit) as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Net (loss) income before taxes of taxable REIT subsidiary	$(578)	$32,602	$13,480
Federal (benefit) provision (1)	$(121)	$6,846	$2,831
Valuation allowance decrease	(198)	(7,038)	(2,800)
Other	(54)	569	(46)
Federal income tax (benefit) provision of taxable REIT subsidiary (2)	(373)	377	(15)
State and local taxes, primarily Texas franchise taxes	824	663	1,393
Total	$451	$1,040	$1,378
(1)	At statutory rate of 21% for the year ended December 31, 2020, 2019 and 2018.
(2)	All periods from December 31, 2017 through December 31, 2020 are open for examination by the IRS.

In addition, a current tax obligation of $.9 million and $.7 million has been recorded at December 31, 2020 and 2019, respectively, in association with these taxes.

Note 12.     Supplemental Cash Flow Information

Cash, cash equivalents and restricted cash equivalents consists of the following (in thousands):

	December 31,
	2020	2019	2018
Cash and cash equivalents	$35,418	$41,481	$65,865
Restricted deposits and escrows (see Note 1)	12,338	13,810	10,272
Total	$47,756	$55,291	$76,137

Supplemental disclosure of non-cash transactions is summarized as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Accrued property construction costs	$7,158	$8,014	$11,135
Reduction of debt service guaranty liability	(3,730)	(3,520)	(3,245)
Right-of-use assets exchanged for operating lease liabilities	468	43,729	—
Increase in debt, net associated with the acquisition of real estate and land	87,339	—	—
Increase in other assets, net associated with the disposition of real estate and land	19,930	—	—
Increase in property associated with related party transaction (see Note 16)	130,663	—	—
Decrease in investment in real estate joint ventures and partnerships, net associated with related party transaction (see Note 16)	(28,823)	—	—

Note 13.     Earnings Per Share

Earnings per common share – basic is computed using net income attributable to common shareholders and the weighted average number of shares outstanding – basic. Earnings per common share – diluted includes the effect of potentially dilutive securities. Earnings per common share – basic and diluted components for the periods indicated are as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Numerator:
Net income	$118,959	$322,575	$345,343
Net income attributable to noncontrolling interests	(6,810)	(7,140)	(17,742)
Net income attributable to common shareholders – basic	112,149	315,435	327,601
Income attributable to operating partnership units	—	2,112	—
Net income attributable to common shareholders – diluted	$112,149	$317,547	$327,601
Denominator:
Weighted average shares outstanding – basic	127,291	127,842	127,651
Effect of dilutive securities:
Share options and awards	878	842	790
Operating partnership units	—	1,432	—
Weighted average shares outstanding – diluted	128,169	130,116	128,441

Anti-dilutive securities of our common shares, which are excluded from the calculation of earnings per common share – diluted, are as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Operating partnership units	1,432	—	1,432

Note 14.     Share Options and Awards

Under our Amended and Restated 2010 Long-Term Incentive Plan (as amended), 4.0 million common shares are reserved for issuance, and options and share awards of .7 million are available for future grant at December 31, 2020. This plan expires in April 2028.

Compensation expense, net of forfeitures, associated with share options and restricted shares totaled $9.2 million in 2020, $8.3 million in 2019 and $7.3 million in 2018, of which $1.0 million in 2020, $.8 million in 2019 and $1.1 million in 2018 was capitalized.

Options

The fair value of share options issued prior to 2012 was estimated on the date of grant using the Black-Scholes option pricing method based on the expected weighted average assumptions.

Following is a summary of the option activity for the three years ended December 31, 2020:

		Weighted
	Shares	Average
	Under	Exercise
	Option	Price
Outstanding, January 1, 2018	828,354	$23.58
Forfeited or expired	(196,159)	32.22
Exercised	(352,318)	19.78
Outstanding, December 31, 2018	279,877	22.30
Forfeited or expired	(1,136)	11.85
Exercised	(71,325)	17.98
Outstanding, December 31, 2019	207,416	23.84
Forfeited or expired	(23,222)	22.68
Exercised	(141,178)	23.72
Outstanding, December 31, 2020	43,016	$24.87

The total intrinsic value of options exercised was $1.0 million in 2020, $.9 million in 2019 and $3.6 million in 2018. All share options were vested, and there was no unrecognized compensation cost related to share options.

The following table summarizes information about share options outstanding and exercisable at December 31, 2020:

	Outstanding					Exercisable
		Weighted					Weighted
		Average		Weighted	Aggregate		Average		Weighted	Aggregate
		Remaining		Average	Intrinsic		Remaining		Average	Intrinsic
Exercise		Contractual		Exercise	Value		Contractual		Exercise	Value
Price	Number	Life		Price	(000’s)	Number	Life		Price	(000’s)
$ 24.87	43,016	0.2	years	$24.87	—	43,016	0.2	years	$24.87	—

Share Awards

The fair value of the market-based share awards was estimated on the date of grant using a Monte Carlo valuation model based on the following assumptions:

	Year Ended
	December 31, 2020
	Minimum	Maximum
Dividend yield	0.0%	5.2%
Expected volatility (1)	19.0%	20.0%
Expected life (in years)	N/A	3
Risk-free interest rate	0.0%	1.6%
(1)	Includes the volatility of the FTSE NAREIT U.S. Shopping Center Index and Weingarten Realty Investors.

A summary of the status of unvested share awards for the year ended December 31, 2020 is as follows:

		Weighted
		Average
	Unvested	Grant
	Share	Date Fair
	Awards	Value
Outstanding, January 1, 2020	801,346	$29.56
Granted:
Service-based awards	146,750	30.08
Market-based awards relative to FTSE NAREIT U.S. Shopping Center Index	66,953	31.18
Market-based awards relative to three-year absolute TSR	66,952	21.29
Trust manager awards	42,666	17.04
Vested	(265,672)	31.21
Forfeited	(2,700)	29.10
Outstanding, December 31, 2020	856,295	$28.00

As of December 31, 2020 and 2019, there was approximately $1.8 million and $2.1 million, respectively, of total unrecognized compensation cost related to unvested share awards, which is expected to be amortized over a weighted average of 1.6 years and 1.8 years at December 31, 2020 and 2019, respectively.

Note 15.     Employee Benefit Plans

Defined Benefit Plan:

The following tables summarize changes in the benefit obligation, the plan assets and the funded status of our pension plan as well as the components of net periodic benefit costs, including key assumptions (in thousands). The measurement dates for plan assets and obligations were December 31, 2020 and 2019.

	December 31,
	2020	2019
Change in Projected Benefit Obligation:
Benefit obligation at beginning of year	$64,253	$55,759
Service cost	1,317	1,090
Interest cost	1,945	2,257
Actuarial loss	7,253	7,889
Benefit payments	(2,600)	(2,742)
Benefit obligation at end of year	$72,168	$64,253
Change in Plan Assets:
Fair value of plan assets at beginning of year	$59,416	$50,802
Actual return on plan assets	10,469	10,356
Employer contributions	1,000	1,000
Benefit payments	(2,600)	(2,742)
Fair value of plan assets at end of year	$68,285	$59,416
Unfunded status at end of year (included in accounts payable and accrued expenses in 2020 and 2019)	$(3,883)	$(4,837)
Accumulated benefit obligation	$72,053	$64,159
Net loss recognized in accumulated other comprehensive loss	$14,774	$14,897

The following is the required information for other changes in plan assets and benefit obligation recognized in other comprehensive income (in thousands):

	Year Ended December 31,
	2020	2019	2018
Net loss	$898	$1,044	$1,143
Amortization of net loss	(1,021)	(1,197)	(1,228)
Total recognized in other comprehensive income	$(123)	$(153)	$(85)
Total recognized in net periodic benefit cost and other comprehensive income	$46	$880	$767

The following is the required information with an accumulated benefit obligation in excess of plan assets (in thousands):

	December 31,
	2020	2019
Projected benefit obligation	$72,168	$64,253
Accumulated benefit obligation	72,053	64,159
Fair value of plan assets	68,285	59,416

The components of net periodic benefit cost are as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Service cost	$1,317	$1,090	$1,295
Interest cost	1,945	2,257	2,056
Expected return on plan assets	(4,114)	(3,511)	(3,727)
Amortization of net loss	1,021	1,197	1,228
Total	$169	$1,033	$852

The components of net periodic benefit cost other than the service cost component are included in Interest and Other Income, net in the Consolidated Statements of Operations.

The weighted-average assumptions used to determine net periodic benefit cost are shown below:

	Year Ended December 31,
	2020	2019	2018
Discount rate	3.09%	4.12%	3.50%
Salary scale increases	3.50%	3.50%	3.50%
Long-term rate of return on assets	7.00%	7.00%	7.00%
Interest credit rate for cash balance plan	4.50%	4.50%	4.50%

The selection of the discount rate is made annually after comparison to yields based on high quality fixed-income investments. The salary scale is the composite rate which reflects anticipated inflation, merit increases, and promotions for the group of covered participants. The long-term rate of return is a composite rate for the trust. It is derived as the sum of the percentages invested in each principal asset class included in the portfolio multiplied by their respective expected rates of return. We considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. This analysis resulted in the selection of 7.00% as the long-term rate of return assumption for 2020.

The weighted-average assumptions used to determine the benefit obligation are shown below:

	Year Ended December 31,
	2020	2019	2018
Discount rate	2.32%	3.09%	4.12%
Salary scale increases	3.50%	3.50%	3.50%
Interest credit rate for cash balance plan	4.50%	4.50%	4.50%

The expected contribution to be paid for the Retirement Plan by us during 2021 is approximately $1.0 million. The expected benefit payments for the next 10 years for the Retirement Plan is as follows (in thousands):

2021	$2,601
2022	2,769
2023	2,939
2024	3,061
2025	3,132
2026-2030	16,366

The participant data used in determining the liabilities and costs for the Retirement Plan was collected as of January 1, 2020, and no significant changes have occurred through December 31, 2020.

At December 31, 2020, our investment asset allocation compared to our benchmarking allocation model for our plan assets was as follows:

	Portfolio	Benchmark
Cash and Short-Term Investments	5%	6%
U.S. Stocks	52%	57%
International Stocks	15%	10%
U.S. Bonds	23%	23%
International Bonds	4%	3%
Other	1%	1%
Total	100%	100%

The fair value of plan assets was determined based on publicly quoted market prices for identical assets, which are all classified as Level 1 observable inputs and were as follows (in thousands):

	December 31,
	2020	2019
Cash and Short-Term Investments	$12,334	$10,624
Large Company Funds	24,790	20,410
Mid Company Funds	3,595	4,107
Small Company Funds	3,538	4,071
International Funds	7,502	6,313
Fixed Income Funds	10,138	9,106
Growth Funds	6,388	4,785
Total	$68,285	$59,416

The allocation of the fair value of plan assets was as follows:

	December 31,
	2020	2019
Cash and Short-Term Investments	18%	18%
Large Company Funds	36%	34%
Mid Company Funds	5%	7%
Small Company Funds	5%	7%
International Funds	11%	11%
Fixed Income Funds	15%	15%
Growth Funds	10%	8%
Total	100%	100%

Concentrations of risk within our equity portfolio are investments classified within the following sectors: technology, consumer cyclical goods, financial services, healthcare and communication services, which represents approximately 23%, 16%, 15%, 14% and 11% of total equity investments, respectively.

Defined Contribution Plans:

Compensation expense related to our defined contribution plans was $3.6 million in 2020, $3.9 million in 2019 and $3.8 million in 2018.

Note 16.    Related Parties

Effective December 11, 2020, we acquired our partner’s 42.25% interest in the Village Plaza at Bunker Hill center and redeemed our 57.75% interest in the related unconsolidated joint venture while simultaneously disposing of our wholly-owned Overton Park Plaza center to our former partner. Management has determined that this transaction did not qualify as a business combination but an exchange of nonfinancial assets to be accounted for under ASC Subtopic 610-20: Gains and Losses from the Derecognition of Nonfinancial Assets. Accordingly, the assets and liabilities of this transaction were recorded in our Consolidated Balance Sheet using the cost accumulation model, which includes the fair value of the assets acquired plus transaction costs and the carrying value of our previously held joint venture interest as of the effective date. The result of this transaction is included in our Consolidated Statements of Operations beginning December 11, 2020 and is summarized as follows (in thousands):

As of
December 11, 2020
Amounts recognized for assets and liabilities for Village Plaza at Bunker Hill
Assets
Property	$140,596
Unamortized lease costs	41,328
Other, net	1,741
Liabilities
Debt, net	(73,088)
Other, net	(4,690)
Total net assets	$105,887

Gain on Transaction (1)	$32,453

__________________________

(1)	Amount is included in Gain on Sale Property in our Consolidated Statement of Operations.

The following table details the weighted average amortization and net accretion periods of intangible assets and liabilities arising from this acquisition (in years):

As of
December 11, 2020
Assets
In place leases	7.6
Above-market leases	7.2
Liabilities
Below-market leases	8.0
Above-market assumed mortgage	8.6

Note 17.     Commitments and Contingencies

Commitments and Contingencies

As of December 31, 2020 and 2019, we participated in two real estate ventures structured as DownREIT partnerships. We have operating and financial control over these ventures and consolidate them in our consolidated financial statements. These ventures allow the outside limited partners to put their interest in the partnership to us, and we have the option to redeem the interest in cash or a fixed number of our common shares, at our discretion. We also participate in a real estate venture that has a property in Texas that allows its outside partner to put operating partnership units to us. We have the option to redeem these units in cash or a fixed number of our common shares, at our discretion. The aggregate redemption value of these interests was approximately $31 million and $45 million as of December 31, 2020 and 2019, respectively.

As of December 31, 2020, we have entered into commitments aggregating $51.2 million comprised principally of construction contracts which are generally due in 12 to 36 months.

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

While we believe that we do not have any material exposure to environmental remediation costs, changes in the law or new discoveries of contamination will not result in additional liabilities to us.

Litigation

We are involved in various matters of litigation arising in the normal course of business. While we are unable to predict the amounts involved, our management and counsel are of the opinion that, when such litigation is resolved, any additional liability, if any, will not have a material effect on our consolidated financial statements.

Note 18.     Variable Interest Entities

Consolidated VIEs:

At both December 31, 2020 and 2019, eight of our real estate joint ventures, whose activities primarily consisted of owning and operating 21 neighborhood/community shopping centers, were determined to be VIEs. Based on a financing agreement by one of our real estate joint ventures that has a bottom dollar guaranty, which is disproportionate to our ownership, we have determined that we are the primary beneficiary and have consolidated this joint venture. For the remaining real estate joint ventures, we concluded we are the primary beneficiary based primarily on our significant power to direct the entities’ activities without any substantive kick-out or participating rights.

A summary of our consolidated VIEs is as follows (in thousands):

	December 31,
	2020	2019
Assets Held by VIEs (1)	$225,719	$228,954
Assets Held as Collateral for Debt (2)	41,798	39,782
Maximum Risk of Loss (2)	29,784	29,784
(1)	The decrease between periods primarily represents net depreciation of property.
(2)	Represents the amount of debt and related assets held as collateral associated with the bottom dollar guaranty at one real estate joint venture.

Restrictions on the use of these assets can be significant because they may serve as collateral for debt. Further, we are generally required to obtain our partner’s approval in accordance with the joint venture agreement for any major transactions. Transactions with these joint ventures in our consolidated financial statements have primarily been positive as demonstrated by the generation of net income and operating cash flows, as well as the receipt of cash distributions. We and our partners are subject to the provisions of the joint venture agreements which include provisions for when additional contributions may be required to fund operating cash shortfalls, development expenditures, unplanned capital expenditures and repayment of debts. For the year ended December 31, 2020, $2.7 million in additional contributions were made to pay off an outstanding debt.

Unconsolidated VIEs:

At both December 31, 2020 and 2019, two unconsolidated real estate joint ventures were determined to be VIEs. We have determined that one entity was a VIE through the issuance of a secured loan, since the lender had the ability to make decisions that could have a significant impact on the success of the entity. Based on the associated agreements for the future development of a mixed-use project, we concluded that the other entity was a VIE, but we are not the primary beneficiary as the substantive participating rights associated with the entity are shared, and we do not have the power to direct the significant activities of the entity. Our analysis considered that all major decisions require unanimous member consent and those decisions include significant activities such as development, financing, leasing and operations of the entity.

A summary of our unconsolidated VIEs is as follows (in thousands):

	December 31,
	2020	2019
Investment in Real Estate Joint Ventures and Partnerships, net (1)	$133,468	$128,361
Other Liabilities, net (2)	7,624	7,735
Maximum Risk of Loss (3)	34,000	34,000
(1)	The carrying amount of the investment represents our contributions to a real estate joint venture, net of any distributions made and our portion of the equity in earnings of the real estate joint venture. The increase between the periods represents new development funding of a mixed-use project.
(2)	Includes the carrying amount of an investment where distributions have exceeded our contributions and our portion of the equity in earnings for a real estate joint venture.
(3)	The maximum risk of loss has been determined to be limited to our debt exposure for the real estate joint ventures. Additionally, our investment, including contributions and distributions, associated with a mixed-use project is disclosed in (1) above.

We and our partners are subject to the provisions of the joint venture agreements that specify conditions, including operating shortfalls, development expenditures and unplanned capital expenditures, under which additional contributions may be required. With respect to our future development of a mixed-use project, we anticipate funding of approximately $.4 million through 2021.

Note 19.     Fair Value Measurements

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

Recurring Fair Value Measurements:

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2020 and 2019, aggregated by the level in the fair value hierarchy in which those measurements fall, are as follows (in thousands):

	Quoted Prices
	in Active
	Markets for	Significant
	Identical	Other	Significant
	Assets	Observable	Unobservable	Fair Value at
	and Liabilities	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2020
Assets:
Cash equivalents, primarily money market funds (1)	$155			$155
Restricted cash, primarily money market funds (1)	10,144			10,144
Investments, mutual funds held in a grantor trust (1)	43,412			43,412
Total	$53,711	$—	$—	$53,711
Liabilities:
Deferred compensation plan obligations	$43,412			$43,412
Total	$43,412	$—	$—	$43,412
(1)	For the year ended December 31, 2020, a net gain of $5.1 million was included in Interest and Other Income, net, of which $3.7 million represented an unrealized gain.

	Quoted Prices
	in Active
	Markets for	Significant
	Identical	Other	Significant
	Assets	Observable	Unobservable	Fair Value at
	and Liabilities	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2019
Assets:
Cash equivalents, primarily money market funds (1)	$28,330			$28,330
Restricted cash, primarily money market funds (1)	9,916			9,916
Investments, mutual funds held in a grantor trust (1)	38,378			38,378
Total	$76,624	$—	$—	$76,624
Liabilities:
Deferred compensation plan obligations	$38,378			$38,378
Total	$38,378	$—	$—	$38,378
(1)	For the year ended December 31, 2019, a net gain of $9.4 million was included in Interest and Other Income, net, of which $6.7 million represented an unrealized gain.

Nonrecurring Fair Value Measurements:

Property Impairments

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

Assets measured at fair value on a nonrecurring basis at December 31, 2020 aggregated by the level in the fair value hierarchy in which those measurements fall, are as follows (in thousands):

Quoted Prices in
	Active Markets for	Significant
	Identical	Other	Significant
	Assets	Observable	Unobservable
	and Liabilities	Inputs	Inputs		Total Gains
	(Level 1)	(Level 2)	(Level 3)	Fair Value	(Losses) (1)
Property (2)		$47,746	$—	$47,746	$(12,686)
Total	$—	$47,746	$—	$47,746	$(12,686)
(1)	Total gains (losses) presented in this table relate to assets that were held by us at December 31, 2020; however, we have subsequently sold one of these centers.
(2)

In accordance with our policy of evaluating and recording impairments on the disposal of long-lived assets, property with a carrying amount $60.4 million was written down to a fair value of $47.7 million, resulting in a loss of $12.7 million, which was included in earnings for the fourth quarter of 2020. Management’s estimate of fair value of these properties were determined using bona fide purchase offers for the Level 2 inputs.

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

Schedule of our fair value disclosures is as follows (in thousands):

	December 31, 2020			December 31, 2019
		Fair Value			Fair Value
		Using	Fair Value		Using	Fair Value
		Significant	Using		Significant	Using
		Other	Significant		Other	Significant
		Observable	Unobservable		Observable	Unobservable
	Carrying	Inputs	Inputs	Carrying	Inputs	Inputs
	Value	(Level 2)	(Level 3)	Value	(Level 2)	(Level 3)
Other Assets:
Tax increment revenue bonds (1)	$14,762		$19,000	$17,277		$25,000
Debt:
Fixed-rate debt	1,798,419		1,905,306	1,714,890		1,787,663
Variable-rate debt	40,000		40,000	17,448		17,426
(1)	At December 31, 2019, prior to the adoption of ASC 326, the amortized cost basis was net of a previously recognized other-than-temporary impairment on our tax increment revenue bonds of $31.0 million.

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

Note 20.     Subsequent Events

Subsequent to December 31, 2020, we sold real estate with our share of the aggregate gross sales proceeds totaling approximately $53.8 million.

* * * * *

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

ITEM 9A. Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of December 31, 2020. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2020.

There has been no change to our internal control over financial reporting during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

WRI’s internal control over financial reporting includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of WRI’s assets;
●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of WRI are being made only in accordance with authorizations of management and trust managers of WRI; and
●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of WRI’s assets that could have a material effect on the financial statements.

WRI’s management has responsibility for establishing and maintaining adequate internal control over financial reporting for WRI. Management, with the participation of WRI’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of WRI’s internal control over financial reporting as of December 31, 2020 based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on their evaluation of WRI’s internal control over financial reporting, WRI’s management along with the Chief Executive Officer and Chief Financial Officer believe that WRI’s internal control over financial reporting is effective as of December 31, 2020.

Deloitte & Touche LLP, WRI’s independent registered public accounting firm that audited the consolidated financial statements and financial statement schedules included in this Form 10-K, has issued an attestation report on the effectiveness of WRI’s internal control over financial reporting.

February 26, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Trust Managers of Weingarten Realty Investors

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Weingarten Realty Investors and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2020, of the Company and our report dated February 26, 2021, expressed an unqualified opinion on those financial statements and financial statement schedules.

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

February 26, 2021

ITEM 9B. Other Information

Not applicable.

PART III

ITEM 10. Trust Managers, Executive Officers and Corporate Governance

Information with respect to our trust managers and executive officers is incorporated herein by reference to the “Election of Trust Managers - Proposal One," “Compensation Discussion and Analysis - Overview” and “Share Ownership of Beneficial Owners and Management” sections of our definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 26, 2021.

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

ITEM 11. Executive Compensation

Information with respect to executive compensation is incorporated herein by reference to the “Compensation Discussion and Analysis,” “Trust Manager Compensation” including the "Trust Manager Compensation Table” section, “Compensation Committee Report” and “Summary Compensation Table” sections of our definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 26, 2021.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The “Share Ownership of Beneficial Owners and Management” section of our definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 26, 2021 is incorporated herein by reference.

The following table summarizes the equity compensation plans under which our common shares of beneficial interest may be issued as of December 31, 2020:

Number of
	Number of		shares
	shares to		remaining
	be issued upon		available for
	exercise of	Weighted average	future issuance
	outstanding	exercise price of	under equity
	options,	outstanding options,	compensation
Plan category	warrants and rights	warrants and rights	plans
Equity compensation plans approved by shareholders	43,016	$24.87	657,902
Equity compensation plans not approved by shareholders	—	—	—
Total	43,016	$24.87	657,902

ITEM 13. Certain Relationships and Related Transactions, and Trust Manager Independence

The “Governance,” "Compensation Committee Interlocks and Insider Participation” and "Certain Transactions" sections of our definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 26, 2021 are incorporated herein by reference.

ITEM 14. Principal Accountant Fees and Services

The “Accounting Firm Fees” section within “Ratification of Independent Registered Public Accounting Firm - Proposal Three” of our definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 26, 2021 is incorporated herein by reference.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a)		Financial Statements and Financial Statement Schedules:
—

Weingarten Realty Investors 2020 financial statements and financial statement schedules, together with the reports of Deloitte & Touche LLP, are listed in the index immediately preceding the financial statements in Item 8, Financial Statements and Supplementary Data.

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

Form of Indenture for Senior Debt Securities dated as of May 1, 1995 between Weingarten Realty Investors and The Bank of New York Mellon Trust Company, N.A. (successor to J.P. Morgan Trust Company, National Association, successor to Texas Commerce Bank National Association) (filed as Exhibit 4(a) to WRI’s Registration Statement on Form S-3 (No. 33-57659) dated February 10, 1995 and incorporated herein by reference).

4.2	—

Form of Indenture for Subordinated Debt Securities dated May 1, 1995 between Weingarten Realty Investors and The Bank of New York Mellon Trust Company, N.A. (successor to J.P. Morgan Trust Company, National Association, successor to Texas Commerce Bank National Association) (filed as Exhibit 4(b) to WRI’s Registration Statement on Form S-3 (No. 33-57659) dated February 10, 1995 and incorporated herein by reference).

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

4.5	—	Form of Fixed Rate Senior Medium Term Note (filed as Exhibit 4.19 to WRI’s Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).
4.6	—	Form of Floating Rate Senior Medium Term Note (filed as Exhibit 4.20 to WRI’s Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).
4.7	—	Form of Fixed Rate Subordinated Medium Term Note (filed as Exhibit 4.21 to WRI’s Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).
4.8	—	Form of Floating Rate Subordinated Medium Term Note (filed as Exhibit 4.22 to WRI’s Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).
4.9	—	Form of 3.375% Senior Note due 2022 (filed as Exhibit 4.2 to WRI’s Form 8-K on October 9, 2012 and incorporated herein by reference).
4.10	—	Form of 3.50% Senior Note due 2023 (filed as Exhibit 4.1 to WRI’s Form 8-K on March 22, 2013 and incorporated herein by reference).
4.11	—	Form of 4.450% Senior Note due 2024 (filed as Exhibit 4.1 to WRI’s Form 8-K on October 15, 2013 and incorporated herein by reference).
4.12	—	Form of 3.850% Senior Note due 2025 (filed as Exhibit 4.1 to WRI’s Form 8-K on May 14, 2015 and incorporated herein by reference).

4.13	—	Form of 3.250% Senior Note due 2026 (filed as Exhibit 4.1 to WRI’s Form 8-K on August 11, 2016 and incorporated herein by reference).
10.1†	—	2001 Long Term Incentive Plan (filed as Exhibit 10.7 to WRI’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).
10.2†	—

Amendment No. 1 to the Weingarten Realty Investors 2001 Long Term Incentive Plan dated November 17, 2008 (filed as Exhibit 10.4 to WRI’s Form 8-K on December 4, 2008 and incorporated herein by reference).

10.3†	—	Amended and Restated 2010 Long-Term Incentive Plan (filed as Exhibit 99.1 to WRI’s Form 8-K dated April 26, 2010 and incorporated herein by reference).
10.4†	—

First Amendment to the Amended and Restated 2010 Long-Term Incentive Plan of Weingarten Realty Investors (filed as Exhibit 4.3 to WRI’s Registration Statement on Form S-8 dated July 31, 2018 (File No. 333-226448) and incorporated herein by reference).

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

Amendment No. 5 to the Weingarten Realty Investors Supplemental Executive Retirement Plan dated August 10, 2012 (filed as Exhibit 10.2 to WRI’s Form 10-Q for the quarter ended September 30, 2012 and incorporated herein by reference).

10.11†	—

Amendment No. 6 to the Weingarten Realty Investors Supplemental Executive Retirement Plan dated July 2, 2018 (filed as Exhibit 10.2 to WRI’s Form 10-Q for the quarter ended September 30, 2018 and incorporated herein by reference).

10.12†*	—	Defined Benefit Plan Trust Agreement for Weingarten Realty Investors, dated October 15, 2020.
10.13†	—	Master Nonqualified Plan Trust Agreement dated August 23, 2006 (filed as Exhibit 10.53 to WRI’s Annual Report on Form 10-K for the year ended December 31, 2012 and incorporated herein by reference).
10.14†	—

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

10.17†	—

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

10.19†	—	Restatement of Weingarten Realty Retirement Plan dated July 1, 2020 (filed as Exhibit 10.1 to WRI’s Form 10-Q for the quarter ended June 30, 2020 and incorporated herein by reference).
10.20†*	—	First Amendment to the Weingarten Realty Retirement Plan as Restated Effective January 1, 2020.
10.21†	—

Restatement of the Weingarten Realty Investors Retirement Plan dated December 23, 2013 (filed as Exhibit 10.57 to WRI’s Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference).

10.22†	—

First Amendment to Weingarten Realty Investors Retirement Plan dated December 16, 2014 (filed as Exhibit 10.59 to WRI’s Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference).

10.23†	—

Second Amendment to Weingarten Realty Investors Retirement Plan dated December 30, 2016 (filed as Exhibit 10.49 to WRI’s Annual Report on Form 10-K for the year ended December 31, 2016 and incorporated herein by reference).

10.24†	—

Third Amendment to the Weingarten Realty Investors Retirement Plan dated July 2, 2018 (filed as Exhibit 10.1 to WRI’s Form 10-Q for the quarter ended September 30, 2018 and incorporated herein by reference).

10.25†	—

Restatement of the Weingarten Realty Investors Retirement Benefit Restoration Plan dated August 4, 2006 (filed as Exhibit 10.37 to WRI’s Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference).

10.26†	—

Amendment No. 1 to the Weingarten Realty Investors Retirement Benefit Restoration Plan dated December 15, 2006 (filed as Exhibit 10.39 to WRI’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference).

10.27†	—

Amendment No. 2 to the Weingarten Realty Investors Retirement Benefit Restoration Plan dated November 9, 2007 (filed as Exhibit 10.43 to WRI’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference).

10.28†	—

Amendment No. 3 to the Weingarten Realty Investors Retirement Benefit Restoration Plan dated November 17, 2008 (filed as Exhibit 10.1 to WRI’s Form 8-K on December 4, 2008 and incorporated herein by reference).

10.29†	—

Amendment No. 4 to the Weingarten Realty Investors Retirement Benefit Restoration Plan dated August 10, 2012 (filed as Exhibit 10.1 to WRI’s Form 10-Q for the quarter ended September 30, 2012 and incorporated herein by reference).

10.30†	—

Amended and Restated Weingarten Realty Investors Deferred Compensation Plan effective April 1, 2016 (filed as Exhibit 10.2 to WRI’s Form 10-Q for the quarter ended March 31, 2016 and incorporated herein by reference).

10.31†	—

Amendment No. 1 to Weingarten Realty Investors Deferred Compensation Plan as Restated Effective April 1, 2016 (filed as Exhibit 10.51 to WRI’s Annual Report on Form 10-K for the year ended December 31, 2016 and incorporated herein by reference).

10.32†	—	Amended and Restated 2002 WRI Employee Share Purchase Plan dated May 10, 2010 (filed as Exhibit 10.61 to WRI’s Form 10-Q for the quarter ended June 30, 2010 and incorporated herein by reference).

10.33†	—

Amended and Restated Severance and Change in Control Agreement for Stephen C. Richter dated July 23, 2018 (filed as Exhibit 99.1 to WRI’s Form 8-K on August 1, 2018 and incorporated herein by reference).

10.34†	—	Amended and Restated Severance and Change in Control Agreement for Johnny Hendrix dated July 20, 2018 (filed as Exhibit 99.2 to WRI’s Form 8-K on August 1, 2018 and incorporated herein by reference).
10.35†	—	Severance and Change in Control Agreement for Andrew M. Alexander dated February 21, 2019 (filed as Exhibit 99.1 to WRI’s Form 8-K on February 25, 2019 and incorporated herein by reference).
10.36	—

Third Amended and Restated Credit Agreement dated December 11, 2019 among Weingarten Realty Investors, the Lenders Party Hereto and JPMorgan Chase Bank, N.A., as administrative agent, and Bank of America, N.A., as syndication agent, and U.S. Bank National Association, Wells Fargo Bank, National Association, PNC Bank, National Association, Regions Bank, The Bank of Nova Scotia and Truist Bank, as documentation agents (filed as Exhibit 10.1 to WRI’s Form 8-K filed on December 12, 2019 and incorporated herein by reference).

10.37	—

Promissory Note with Reliance Trust Company, Trustee of the Trust under the Weingarten Realty Investors Deferred Compensation Plan, Supplemental Executive Retirement Plan and Retirement Benefit Restoration Plan dated March 12, 2009 (filed as Exhibit 10.57 to WRI’s Form 10-Q for the quarter ended March 31, 2009 and incorporated herein by reference).

10.38	—

First Amendment to Promissory Note with Reliance Trust Company, Trustee of the Master Nonqualified Plan Trust under Weingarten Realty Investors Supplemental Executive Retirement Plan and Weingarten Realty Investors Retirement Benefit Restoration Plan dated March 11, 2010 (filed as Exhibit 10.59 to WRI’s Form 10-Q for the quarter ended June 30, 2010 and incorporated herein by reference).

10.39	—

Second Amendment to Promissory Note with Reliance Trust Company, Trustee of the Master Nonqualified Plan Trust under the Weingarten Realty Investors Supplemental Executive Retirement Plan and Weingarten Realty Investors Retirement Benefit Restoration Plan dated March 11, 2011 (filed as Exhibit 10.58 to WRI’s Form 10-Q for the quarter ended March 31, 2011 and incorporated herein by reference).

10.40	—

Third Amendment to Promissory Note with Reliance Trust Company, Trustee of the Master Nonqualified Plan Trust under the Weingarten Realty Investors Supplemental Executive Retirement Plan and Weingarten Realty Investors Retirement Benefit Restoration Plan dated February 15, 2012 (filed as Exhibit 10.1 to WRI’s Form 10-Q for the quarter ended March 31, 2012 and incorporated herein by reference).

10.41	—

Fourth Amendment to Promissory Note with Reliance Trust Company, Trustee of the Master Nonqualified Plan Trust under the Weingarten Realty Investors Supplemental Executive Retirement Plan and Weingarten Realty Investors Retirement Benefit Restoration Plan dated March 11, 2013 (filed as Exhibit 10.2 to WRI’s Form 10-Q for the quarter ended March 31, 2013 and incorporated herein by reference).

10.42	—

Fifth Amendment to Promissory Note with Reliance Trust Company, Trustee of the Master Nonqualified Plan Trust under the Weingarten Realty Investors Supplemental Executive Retirement Plan and Weingarten Realty Investors Retirement Benefit Restoration Plan dated March 11, 2014 (filed as Exhibit 10.1 to WRI’s Form 10-Q for the quarter ended March 31, 2014 and incorporated herein by reference).

10.43	—

Sixth Amendment to Promissory Note with Reliance Trust Company, Trustee of the Master Nonqualified Plan Trust under the Weingarten Realty Investors Supplemental Executive Retirement Plan and Weingarten Realty Investors Retirement Benefit Restoration Plan dated March 11, 2015 (filed as Exhibit 10.2 to WRI’s Form 10-Q for the quarter ended March 31, 2015 and incorporated herein by reference).

10.44	—

Seventh Amendment to Promissory Note with Reliance Trust Company, Trustee of the Master Nonqualified Plan Trust under the Weingarten Realty Investors Supplemental Executive Retirement Plan and Retirement Benefit Restoration Plan, dated March 8, 2016 (filed as Exhibit 10.50 to WRI’s Annual Report on Form 10-K for the year ended December 31, 2016 and incorporated herein by reference).

10.45	—

Eighth Amendment to Promissory Note with Reliance Trust Company, Trustee of the Master Nonqualified Plan Trust under the Weingarten Realty Investors Supplemental Executive Retirement Plan and Retirement Benefit Restoration Plan, dated March 11, 2017 (filed as Exhibit 10.52 to WRI’s Annual Report on Form 10-K for the year ended December 31, 2017 and incorporated herein by reference).

10.46	—

Ninth Amendment to Promissory Note with Reliance Trust Company, Trustee of the Master Nonqualified Plan Trust under the Weingarten Realty Investors Supplemental Executive Retirement Plan and Retirement Benefit Restoration Plan, dated March 11, 2018 (filed as Exhibit 10.1 to WRI’s Form 10-Q for the quarter ended March 31, 2018 and incorporated herein by reference).

10.47	—

Tenth Amendment to Promissory Note with Reliance Trust Company, Trustee of the Master Nonqualified Plan Trust under the Weingarten Realty Investors Supplemental Executive Retirement Plan and Retirement Benefit Restoration Plan, dated March 11, 2019 (filed as Exhibit 10.1 to WRI’s Form 10-Q for the quarter ended March 31, 2019 and incorporated herein by reference).

10.48	—

Eleventh Amendment to Promissory Note with Reliance Trust Company, Trustee of the Master Nonqualified Plan Trust under the Weingarten Realty Investors Supplemental Executive Retirement Plan and Retirement Benefit Restoration Plan, effective March 11, 2020 (filed as Exhibit 10.1 to WRI’s Form 10-Q for the quarter ended March 31, 2020 and incorporated herein by reference).

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

Date: February 26, 2021

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

Pursuant to the requirement of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

	Signature	Title	Date

By:	/s/ Andrew M. Alexander	Chairman/President/Chief Executive Officer and Trust Manager (Principal Executive Officer)	February 26, 2021
Andrew M. Alexander

By:	/s/ Stanford J. Alexander	Chairman Emeritus and Trust Manager	February 26, 2021
Stanford J. Alexander

By:	/s/ Shelaghmichael C. Brown	Trust Manager	February 26, 2021
Shelaghmichael C. Brown

By:	/s/ Stephen A. Lasher	Trust Manager	February 26, 2021
Stephen A. Lasher

By:	/s/ Stephen C. Richter	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2021
Stephen C. Richter

By:	/s/ Thomas L. Ryan	Trust Manager	February 26, 2021
Thomas L. Ryan

By:	/s/ Douglas W. Schnitzer	Trust Manager	February 26, 2021
Douglas W. Schnitzer

By:	/s/ Joe D. Shafer	Senior Vice President/Chief Accounting Officer (Principal Accounting Officer)	February 26, 2021
Joe D. Shafer

By:	/s/ C. Park Shaper	Trust Manager	February 26, 2021
C. Park Shaper

By:	/s/ Marc J. Shapiro	Trust Manager	February 26, 2021
Marc J. Shapiro

Schedule II

WEINGARTEN REALTY INVESTORS

VALUATION AND QUALIFYING ACCOUNTS

December 31, 2020, 2019, and 2018

(Amounts in thousands)

		Charged
	Balance at	to costs		Balance
	beginning	and		at end of
Description	of period	expenses	Deductions (1)	period
2020
Tax Valuation Allowance	$5,749	$—	$198	$5,551
2019
Tax Valuation Allowance	$12,787	$—	$7,038	$5,749
2018
Tax Valuation Allowance	$15,587	$—	$2,800	$12,787
(1)	Deductions included write-offs of amounts previously reserved.

Schedule III

WEINGARTEN REALTY INVESTORS

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2020

(Amounts in thousands)

	Initial Cost to Company			Gross Amounts Carried at Close of Period
			Cost
			Capitalized					Total Costs,
			Subsequent					Net of		Date of
		Building and	to		Building and	Total	Accumulated	Accumulated	Encumbrances	Acquisition /
Description	Land	Improvements	Acquisition	Land	Improvements	(1)	Depreciation	Depreciation	(2)	Construction
Centers:
10-Federal Shopping Center	$1,791	$7,470	$2,121	$1,791	$9,591	$11,382	$(7,757)	$3,625	$(6,075)	03/20/2008
580 Market Place	3,892	15,570	4,197	3,889	19,770	23,659	(10,466)	13,193	—	04/02/2001
8000 Sunset Strip Shopping Center	18,320	73,431	10,315	18,320	83,746	102,066	(22,192)	79,874	—	06/27/2012
Alabama Shepherd Shopping Center	637	2,026	8,572	1,062	10,173	11,235	(6,512)	4,723	—	04/30/2004
Argyle Village Shopping Center	4,524	18,103	7,140	4,526	25,241	29,767	(11,693)	18,074	—	11/30/2001
Avent Ferry Shopping Center	1,952	7,814	1,557	1,952	9,371	11,323	(4,673)	6,650	—	04/04/2002
Baybrook Gateway	10,623	30,307	5,283	10,623	35,590	46,213	(8,075)	38,138	—	02/04/2015
Bellaire Blvd. Shopping Center	124	37	961	1,011	111	1,122	(55)	1,067	—	11/13/2008
Blalock Market at I 10	—	4,730	2,108	—	6,838	6,838	(5,747)	1,091	—	12/31/1990
Boca Lyons Plaza	3,676	14,706	6,727	3,651	21,458	25,109	(10,214)	14,895	—	08/17/2001
Broadway Marketplace	898	3,637	2,149	906	5,778	6,684	(4,146)	2,538	—	12/16/1993
Brownsville Commons	1,333	5,536	638	1,333	6,174	7,507	(2,386)	5,121	—	05/22/2006
Cambrian Park Plaza	48,803	1,089	189	48,851	1,230	50,081	(1,039)	49,042	—	02/27/2015
Camelback Miller Plaza	9,176	26,898	4,377	9,478	30,973	40,451	(1,257)	39,194	—	06/27/2019
Camelback Village Square	—	8,720	2,252	—	10,972	10,972	(6,826)	4,146	—	09/30/1994
Camp Creek Marketplace II	6,169	32,036	5,044	4,697	38,552	43,249	(13,662)	29,587	—	08/22/2006
Capital Square	1,852	7,406	2,043	1,852	9,449	11,301	(4,702)	6,599	—	04/04/2002
Centerwood Plaza	915	3,659	3,696	914	7,356	8,270	(4,084)	4,186	—	04/02/2001
Charleston Commons Shopping Center	23,230	36,877	6,710	23,210	43,607	66,817	(15,552)	51,265	—	12/20/2006
Chino Hills Marketplace	7,218	28,872	14,126	7,234	42,982	50,216	(24,707)	25,509	—	08/20/2002
Citadel Building	3,236	6,168	9,198	534	18,068	18,602	(15,770)	2,832	—	12/30/1975
College Park Shopping Center	2,201	8,845	8,372	2,641	16,777	19,418	(12,845)	6,573	(11,369)	11/16/1998
Colonial Plaza	10,806	43,234	18,864	10,813	62,091	72,904	(35,063)	37,841	—	02/21/2001
Countryside Centre	15,523	29,818	10,859	15,559	40,641	56,200	(18,420)	37,780	—	07/06/2007
Covington Esplanade	10,571	18,509	31	10,571	18,540	29,111	(705)	28,406	—	11/18/2019
Crossing At Stonegate	6,400	23,384	437	6,400	23,821	30,221	(3,508)	26,713	(13,261)	02/12/2016
Deerfield Mall	10,522	94,321	9,489	27,806	86,526	114,332	(13,576)	100,756	—	05/05/2016
Desert Village Shopping Center	3,362	14,969	2,562	3,362	17,531	20,893	(5,396)	15,497	—	10/28/2010
Edgewater Marketplace	4,821	11,225	2,424	4,821	13,649	18,470	(3,825)	14,645	—	11/19/2010
El Camino Promenade	4,431	20,557	5,418	4,429	25,977	30,406	(11,910)	18,496	—	05/21/2004
Embassy Lakes Shopping Center	2,803	11,268	2,963	2,803	14,231	17,034	(6,545)	10,489	—	12/18/2002
Entrada de Oro Plaza Shopping Center	6,041	10,511	1,721	6,115	12,158	18,273	(4,950)	13,323	—	01/22/2007

	Initial Cost to Company			Gross Amounts Carried at Close of Period
			Cost
			Capitalized					Total Costs,
			Subsequent					Net of		Date of
		Building and	to		Building and	Total	Accumulated	Accumulated	Encumbrances	Acquisition /
Description	Land	Improvements	Acquisition	Land	Improvements	(1)	Depreciation	Depreciation	(2)	Construction
Epic Village St. Augustine	$283	$1,171	$3,331	$110	$4,675	$4,785	$(3,792)	$993	$—	09/30/2009
Falls Pointe Shopping Center	3,535	14,289	1,633	3,542	15,915	19,457	(7,339)	12,118	—	12/17/2002
Festival on Jefferson Court	5,041	13,983	4,275	5,022	18,277	23,299	(8,792)	14,507	—	12/22/2004
Fiesta Trails	8,825	32,790	15,034	11,267	45,382	56,649	(18,429)	38,220	—	09/30/2003
Fountain Plaza	1,319	5,276	2,811	1,095	8,311	9,406	(5,253)	4,153	—	03/10/1994
Francisco Center	1,999	7,997	5,701	2,403	13,294	15,697	(9,274)	6,423	(10,327)	11/16/1998
Freedom Centre	2,929	15,302	6,266	6,944	17,553	24,497	(8,290)	16,207	—	06/23/2006
Galveston Place	2,713	5,522	6,223	3,279	11,179	14,458	(9,141)	5,317	—	11/30/1983
Gateway Plaza	4,812	19,249	5,637	4,808	24,890	29,698	(13,390)	16,308	(23,000)	04/02/2001
Grayson Commons	3,180	9,023	686	3,163	9,726	12,889	(4,029)	8,860	(3,440)	11/09/2004
Greenhouse Marketplace	4,607	22,771	4,935	4,750	27,563	32,313	(12,892)	19,421	—	01/28/2004
Griggs Road Shopping Center	257	2,303	678	257	2,981	3,238	(2,123)	1,115	—	03/20/2008
Harrisburg Plaza	1,278	3,924	1,409	1,278	5,333	6,611	(4,532)	2,079	(9,318)	03/20/2008
HEB - Dairy Ashford & Memorial	1,717	4,234	—	1,717	4,234	5,951	(1,662)	4,289	—	03/06/2012
Heights Plaza Shopping Center	58	699	2,633	1,055	2,335	3,390	(1,900)	1,490	—	06/30/1995
High House Crossing	2,576	10,305	2,712	2,576	13,017	15,593	(5,348)	10,245	—	04/04/2002
Highland Square	—	—	1,970	—	1,970	1,970	(762)	1,208	—	10/06/1959
Hilltop Village Center	3,196	7,234	54,046	3,960	60,516	64,476	(28,818)	35,658	—	01/01/2016
Hope Valley Commons	2,439	8,487	554	2,439	9,041	11,480	(2,661)	8,819	—	08/31/2010
I45/Telephone Rd.	678	11,182	461	678	11,643	12,321	(7,316)	5,005	(11,246)	03/20/2008
Independence Plaza I & II	19,351	31,627	2,539	19,351	34,166	53,517	(11,919)	41,598	(11,678)	06/11/2013
Kings Crossing	3,570	8,147	1,079	3,585	9,211	12,796	(6,264)	6,532	—	11/13/2008
Lakeside Marketplace	6,064	22,989	6,117	6,150	29,020	35,170	(10,510)	24,660	—	08/22/2006
Largo Mall	10,817	40,906	8,851	10,810	49,764	60,574	(22,591)	37,983	—	03/01/2004
League City Plaza	1,918	7,592	4,794	2,261	12,043	14,304	(6,368)	7,936	—	03/20/2008
Leesville Towne Centre	7,183	17,162	2,565	7,223	19,687	26,910	(8,544)	18,366	—	01/30/2004
Lowry Town Center	1,889	23,165	1,084	1,889	24,249	26,138	(3,000)	23,138	—	09/14/2016
Madera Village Shopping Center	3,788	13,507	1,655	3,816	15,134	18,950	(5,901)	13,049	—	03/13/2007
Madison Village Marketplace	3,157	13,123	712	3,158	13,834	16,992	(724)	16,268	—	03/28/2019
Mendenhall Commons	2,655	9,165	1,088	2,677	10,231	12,908	(4,288)	8,620	—	11/13/2008
Monte Vista Village Center	1,485	58	5,898	755	6,686	7,441	(4,513)	2,928	—	12/31/2004
Mueller Regional Retail Center	10,382	56,303	5,720	11,190	61,215	72,405	(18,838)	53,567	—	10/03/2013
North Creek Plaza	6,915	25,625	8,105	7,617	33,028	40,645	(15,063)	25,582	—	08/19/2004
North Towne Plaza	960	3,928	9,632	879	13,641	14,520	(10,031)	4,489	—	02/15/1990
North Towne Plaza	6,646	99	(5,553)	259	933	1,192	(719)	473	—	04/01/2010
Northwoods Shopping Center	1,768	7,071	768	1,772	7,835	9,607	(3,924)	5,683	—	04/04/2002
Oak Forest Shopping Center	760	2,726	7,365	1,358	9,493	10,851	(7,161)	3,690	—	12/30/1976
Oracle Wetmore Shopping	24,686	26,878	1,627	11,553	41,638	53,191	(18,111)	35,080	—	01/22/2007
Perimeter Village	29,701	42,337	5,469	34,404	43,103	77,507	(18,094)	59,413	(28,720)	07/03/2007
Phillips Crossing	—	1	28,473	872	27,602	28,474	(16,079)	12,395	—	09/30/2009
Phoenix Office Building	1,696	3,255	1,737	1,773	4,915	6,688	(2,416)	4,272	—	01/31/2007
Pike Center	—	40,537	3,461	—	43,998	43,998	(16,705)	27,293	—	08/14/2012
Plantation Centre	3,463	14,821	2,427	3,471	17,240	20,711	(7,631)	13,080	—	08/19/2004

	Initial Cost to Company			Gross Amounts Carried at Close of Period
			Cost
			Capitalized					Total Costs,
			Subsequent					Net of		Date of
		Building and	to		Building and	Total	Accumulated	Accumulated	Encumbrances	Acquisition /
Description	Land	Improvements	Acquisition	Land	Improvements	(1)	Depreciation	Depreciation	(2)	Construction
Pueblo Anozira Shopping Center	$2,750	$11,000	$5,858	$2,768	$16,840	$19,608	$(11,349)	$8,259	$(13,170)	06/16/1994
Raintree Ranch Center	11,442	595	18,066	10,983	19,120	30,103	(12,690)	17,413	—	03/31/2008
Rancho San Marcos Village	3,533	14,138	6,139	3,887	19,923	23,810	(9,531)	14,279	—	02/26/2003
Rancho Towne and Country	1,161	4,647	842	1,166	5,484	6,650	(3,630)	3,020	—	10/16/1995
Red Mountain Gateway	2,166	89	13,120	3,317	12,058	15,375	(6,178)	9,197	—	12/31/2003
Richmond Square	1,993	953	12,948	13,903	1,991	15,894	(1,425)	14,469	—	12/31/1996
Ridgeway Trace	26,629	544	26,386	16,100	37,459	53,559	(19,820)	33,739	—	11/09/2006
River Oaks Shopping Center - East	1,354	1,946	471	1,363	2,408	3,771	(2,075)	1,696	—	12/04/1992
River Oaks Shopping Center - West	3,320	17,741	35,955	3,993	53,023	57,016	(30,097)	26,919	—	12/04/1992
River Point at Sheridan	28,898	4,042	29,855	11,848	50,947	62,795	(17,652)	45,143	—	04/01/2010
Roswell Corners	6,136	21,447	7,321	7,103	27,801	34,904	(11,415)	23,489	—	06/24/2004
Roswell Crossing Shopping Center	7,625	18,573	1,546	7,625	20,119	27,744	(7,839)	19,905	—	07/18/2012
San Marcos Plaza	1,360	5,439	1,612	1,358	7,053	8,411	(3,370)	5,041	—	04/02/2001
Scottsdale Horizon	—	3,241	39,902	12,914	30,229	43,143	(8,846)	34,297	—	01/22/2007
Scottsdale Waterfront	10,281	40,374	2,495	21,586	31,564	53,150	(4,030)	49,120	—	08/17/2016
Sea Ranch Centre	11,977	4,219	2,545	11,977	6,764	18,741	(2,581)	16,160	—	03/06/2013
Shoppes at Bears Path	3,252	5,503	1,727	3,290	7,192	10,482	(2,924)	7,558	—	03/13/2007
Shoppes at Memorial Villages	1,417	4,786	13,105	3,332	15,976	19,308	(9,812)	9,496	—	01/11/2012
Shops at Kirby Drive	1,201	945	293	1,202	1,237	2,439	(567)	1,872	—	05/27/2008
Shops at Three Corners	6,215	9,303	11,488	10,587	16,419	27,006	(12,333)	14,673	—	12/31/1989
Silver Creek Plaza	3,231	12,924	10,613	3,228	23,540	26,768	(9,551)	17,217	—	04/02/2001
Six Forks Shopping Center	6,678	26,759	7,283	6,728	33,992	40,720	(17,632)	23,088	—	04/04/2002
Southampton Center	4,337	17,349	3,372	4,333	20,725	25,058	(11,127)	13,931	(19,750)	04/02/2001
Southgate Shopping Center	232	8,389	781	231	9,171	9,402	(6,326)	3,076	(6,234)	03/20/2008
Squaw Peak Plaza	816	3,266	3,600	818	6,864	7,682	(4,608)	3,074	—	12/20/1994
Stevens Creek Central	41,812	45,997	7,531	45,942	49,398	95,340	(1,586)	93,754	—	11/08/2019
Stonehenge Market	4,740	19,001	4,020	4,740	23,021	27,761	(11,199)	16,562	—	04/04/2002
Stony Point Plaza	3,489	13,957	11,492	3,453	25,485	28,938	(14,508)	14,430	—	04/02/2001
Sunset 19 Shopping Center	5,519	22,076	26,440	5,996	48,039	54,035	(15,560)	38,475	—	10/29/2001
The Centre at Post Oak	13,731	115	25,724	17,822	21,748	39,570	(15,690)	23,880	—	12/31/1996
The Commons at Dexter Lake	4,946	18,948	5,130	4,988	24,036	29,024	(11,090)	17,934	—	11/13/2008
The Palms at Town & Country	56,833	195,203	10,125	79,673	182,488	262,161	(26,868)	235,293	—	07/27/2016
The Shops at Hilshire Village	12,929	20,666	2,356	13,959	21,992	35,951	(841)	35,110	—	10/24/2019
The Whittaker	5,237	19,395	3,577	5,315	22,894	28,209	(2,053)	26,156	—	01/01/2019
Thompson Bridge Commons	604	—	625	513	716	1,229	(183)	1,046	—	04/26/2005
Thousand Oaks Shopping Center	2,973	13,142	1,335	2,973	14,477	17,450	(6,825)	10,625	(11,378)	03/20/2008
TJ Maxx Plaza	3,400	19,283	4,380	3,430	23,633	27,063	(10,544)	16,519	—	03/01/2004
Tomball Marketplace	9,616	262	26,873	6,726	30,025	36,751	(16,448)	20,303	—	04/12/2006
Trenton Crossing	9,855	29,133	2,958	9,855	32,091	41,946	(5,445)	36,501	—	08/31/2015
Valley Shopping Center	4,293	13,736	(504)	6,086	11,439	17,525	(4,860)	12,665	—	04/07/2006
Village Green Center	8,717	18,694	27	8,716	18,722	27,438	(588)	26,850	(17,719)	03/11/2020
Village Plaza at Bunker Hill	42,506	98,090	—	42,506	98,090	140,596	(122)	140,474	(69,387)	12/11/2020
Vizcaya Square Shopping Center	3,044	12,226	2,641	3,044	14,867	17,911	(7,194)	10,717	—	12/18/2002

	Initial Cost to Company			Gross Amounts Carried at Close of Period
			Cost
			Capitalized					Total Costs,
			Subsequent					Net of		Date of
		Building and	to		Building and	Total	Accumulated	Accumulated	Encumbrances	Acquisition /
Description	Land	Improvements	Acquisition	Land	Improvements	(1)	Depreciation	Depreciation	(2)	Construction
Wellington Green Commons & Pad	$16,500	$32,489	$3,489	$16,500	$35,978	$52,478	$(5,929)	$46,549	$(16,678)	04/20/2015
Westchase Shopping Center	3,085	7,920	13,941	3,189	21,757	24,946	(15,234)	9,712	(15,057)	08/29/1978
Westhill Village Shopping Center	408	3,002	7,106	437	10,079	10,516	(6,590)	3,926	—	05/01/1958
Westminster Center	11,215	44,871	10,161	11,204	55,043	66,247	(29,249)	36,998	(47,250)	04/02/2001
Winter Park Corners	2,159	8,636	15,509	2,257	24,047	26,304	(6,666)	19,638	—	09/06/2001
	841,761	2,123,550	831,410	903,284	2,893,437	3,796,721	(1,116,075)	2,680,646	(345,057)
New Development/Redevelopment:
West Alex	39,029	2,669	149,419	42,448	148,669	191,117	(9,417)	181,700	—	11/01/2016
The Driscoll at River Oaks	214	—	126,127	2,509	123,832	126,341	(998)	125,343	—	12/04/1992
	39,243	2,669	275,546	44,957	272,501	317,458	(10,415)	307,043	—
Miscellaneous (not to exceed 5% of total)	80,212	3,096	48,847	60,147	72,008	132,155	(35,480)	96,675	—
Total of Portfolio	$961,216	$2,129,315	$1,155,803	$1,008,388	$3,237,946	$4,246,334	$(1,161,970)	$3,084,364	$(345,057)
(1)	The book value of our net real estate assets is in excess of tax basis by approximately $183.1 million at December 31, 2020.
(2)	Encumbrances do not include $5.3 million of non-cash debt related items and $(.8) million of deferred debt costs.

Depreciation is computed using the straight-line method, generally over estimated useful lives of 18-40 years for buildings and 10-20 years for parking lot surfacing and equipment. Tenant and leasehold improvements are depreciated over the remaining life of the lease or the useful life whichever is shorter.

The changes in total cost of the properties were as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Balance at beginning of year	$4,145,249	$4,105,068	$4,498,859
Additions at cost	311,789	389,858	164,150
Retirements or sales	(186,551)	(349,603)	(547,821)
Impairment loss	(24,153)	(74)	(10,120)
Balance at end of year	$4,246,334	$4,145,249	$4,105,068

The changes in accumulated depreciation were as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Balance at beginning of year	$1,110,675	$1,108,188	$1,166,126
Additions at cost	119,948	109,825	118,664
Retirements or sales	(68,653)	(107,338)	(176,602)
Balance at end of year	$1,161,970	$1,110,675	$1,108,188

Schedule IV

WEINGARTEN REALTY INVESTORS

MORTGAGE LOANS ON REAL ESTATE

DECEMBER 31, 2020

(Amounts in thousands)

			Final	Periodic	Face	Carrying
		Interest	Maturity	Payment	Amount of	Amount of
	State	Rate	Date	Terms	Mortgages	Mortgages (1)
Shopping Centers:
First Mortgages:
College Park Realty Company	NV	7.00%	10/31/2053	At Maturity	$3,410	$3,410
West Jordan Retail Associate, LLC	UT	4.00%	08/01/2021	At Maturity	9,930	9,930
Galleria 1848 LLC	NC	5.00%	12/31/2021	At Maturity	10,000	10,000
Total Mortgage Loans on Real Estate					$23,340	$23,340
(1)	The aggregate cost at December 31, 2020 for federal income tax purposes is $23.3 million, and there are no prior liens to be disclosed. These are interest only mortgage loans. For the year ended December 31, 2020, two mortgage loans were issued in association with the disposition of two properties. There have been no changes in carrying amount of mortgages for each year ended December 31, 2019 and 2018.