Form 10-Q
period 2021-03-31
WEINGARTEN REALTY INVESTORS /TX/
filed 2021-05-05
CIK 828916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [                    ] to [                    ]

Commission File Number: 1-9876

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

As of April 28, 2021, there were 127,626,771 common shares of beneficial interest of Weingarten Realty Investors, $.03 par value, outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1. Financial Statements

WEINGARTEN REALTY INVESTORS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2021	2020
Revenues:
Rentals, net	$118,321	$108,050
Other	3,050	3,302
Total Revenues	121,371	111,352
Operating Expenses:
Depreciation and amortization	38,556	36,656
Operating	23,287	23,160
Real estate taxes, net	16,735	15,008
Impairment loss	325	44
General and administrative	10,604	2,307
Total Operating Expenses	89,507	77,175
Other Income (Expense):
Interest expense, net	(16,619)	(14,602)
Interest and other income (expense), net	1,654	(5,828)
Gain on sale of property	9,131	13,576
Total Other Expense	(5,834)	(6,854)
Income Before Income Taxes and Equity in Earnings of Real Estate Joint Ventures and Partnerships	26,030	27,323
Provision for Income Taxes	(238)	(172)
Equity in Earnings of Real Estate Joint Ventures and Partnerships, net	4,087	27,097
Net Income	29,879	54,248
Less: Net Income Attributable to Noncontrolling Interests	(1,842)	(1,626)
Net Income Attributable to Common Shareholders	$28,037	$52,622
Earnings Per Common Share - Basic:
Net income attributable to common shareholders	$0.22	$0.41
Earnings Per Common Share - Diluted:
Net income attributable to common shareholders	$0.22	$0.41

See Notes to Condensed Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2021	2020
Net Income	$29,879	$54,248
Other Comprehensive Income:
Reclassification adjustment of derivatives and designated hedges into net income	(219)	(221)
Retirement liability adjustment	261	297
Total	42	76
Comprehensive Income	29,921	54,324
Comprehensive Income Attributable to Noncontrolling Interests	(1,842)	(1,626)
Comprehensive Income Adjusted for Noncontrolling Interests	$28,079	$52,698

See Notes to Condensed Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)

	March 31,	December 31,
	2021	2020
ASSETS
Property	$4,188,362	$4,246,334
Accumulated Depreciation	(1,166,357)	(1,161,970)
Property, net *	3,022,005	3,084,364
Investment in Real Estate Joint Ventures and Partnerships, net	366,944	369,038
Total	3,388,949	3,453,402

Unamortized Lease Costs, net	167,348	174,152

Accrued Rent, Accrued Contract Receivables and Accounts Receivable, net *	67,697	81,016
Cash and Cash Equivalents *	52,078	35,418
Restricted Deposits and Escrows	12,427	12,338
Other, net	204,036	205,074
Total Assets	$3,892,535	$3,961,400

LIABILITIES AND EQUITY
Debt, net *	$1,797,237	$1,838,419
Accounts Payable and Accrued Expenses	83,580	104,990
Other, net	216,297	217,489
Total Liabilities	2,097,114	2,160,898

Commitments and Contingencies (see Note 12)	—	—

Equity:
Shareholders' Equity:
Common Shares of Beneficial Interest - par value, $.03 per share; shares authorized: 275,000; shares issued and outstanding:127,627 in 2021 and 127,313 in 2020	3,876	3,866
Additional Paid-In Capital	1,761,831	1,755,770
Net Income Less Than Accumulated Dividends	(139,064)	(128,813)
Accumulated Other Comprehensive Loss	(12,008)	(12,050)
Total Shareholders' Equity	1,614,635	1,618,773
Noncontrolling Interests	180,786	181,729
Total Equity	1,795,421	1,800,502
Total Liabilities and Equity	$3,892,535	$3,961,400

* Consolidated variable interest entities' assets and debt included in the above balances (see Note 13):
Property, net	$183,598	$193,271
Accrued Rent, Accrued Contract Receivables and Accounts Receivable, net	7,657	9,489
Cash and Cash Equivalents	10,518	10,089
Debt, net	43,967	44,177

See Notes to Condensed Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2021	2020
Cash Flows from Operating Activities:
Net Income	$29,879	$54,248
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,556	36,656
Amortization of debt deferred costs and intangibles, net	612	709
Non-cash lease expense	290	324
Impairment loss	325	44
Equity in earnings of real estate joint ventures and partnerships, net	(4,087)	(27,097)
Gain on sale of property	(9,131)	(13,576)
Distributions of income from real estate joint ventures and partnerships	3,918	14,962
Changes in accrued rent, accrued contract receivables and accounts receivable, net	12,403	16,377
Changes in unamortized lease costs and other assets, net	(843)	6,296
Changes in accounts payable, accrued expenses and other liabilities, net	(13,657)	(31,551)
Other, net	1,148	6,629
Net cash provided by operating activities	59,413	64,021
Cash Flows from Investing Activities:
Acquisition of real estate and land, net	—	(25,506)
Development and capital improvements	(14,157)	(44,404)
Proceeds from sale of property and real estate equity investments, net	55,203	45,053
Real estate joint ventures and partnerships - Investments	(2,075)	(3,176)
Real estate joint ventures and partnerships - Distribution of capital	3,338	16,433
Other, net	(96)	(161)
Net cash provided by (used in) investing activities	42,213	(11,761)
Cash Flows from Financing Activities:
Principal payments of debt	(1,451)	(18,749)
Changes in unsecured credit facilities	(40,000)	497,000
Proceeds from issuance of common shares of beneficial interest, net	385	167
Repurchase of common shares of beneficial interest, net	—	(18,219)
Common share dividends paid	(38,288)	(50,935)
Debt issuance and extinguishment costs paid	—	(2)
Distributions to noncontrolling interests	(2,258)	(1,301)
Contributions from noncontrolling interests	—	1,150
Other, net	(3,265)	(1,161)
Net cash (used in) provided by financing activities	(84,877)	407,950
Net increase in cash, cash equivalents and restricted cash equivalents	16,749	460,210
Cash, cash equivalents and restricted cash equivalents at January 1	47,756	55,291
Cash, cash equivalents and restricted cash equivalents at March 31	$64,505	$515,501
Supplemental disclosure of cash flow information:
Cash paid for interest (net of amount capitalized of $1,066 and $2,663, respectively)	$19,695	$17,474
Cash paid for amounts included in operating lease liabilities	$1,027	$1,096

See Notes to Condensed Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31, 2021
	Common		Net Income	Accumulated
	Shares of	Additional	Less Than	Other
	Beneficial	Paid-In	Accumulated	Comprehensive	Noncontrolling
	Interest	Capital	Dividends	Loss	Interests	Total
Balance, January 1, 2021	$3,866	$1,755,770	$(128,813)	$(12,050)	$181,729	$1,800,502
Net income			28,037		1,842	29,879
Shares issued under benefit plans, net	10	6,116				6,126
Dividends paid – common shares ($.300 per share)			(38,288)			(38,288)
Distributions to noncontrolling interests					(2,258)	(2,258)
Other comprehensive income				42		42
Other, net		(55)			(527)	(582)
Balance, March 31, 2021	$3,876	$1,761,831	$(139,064)	$(12,008)	$180,786	$1,795,421

	Three Months Ended March 31, 2020
	Common		Net Income	Accumulated
	Shares of	Additional	Less Than	Other
	Beneficial	Paid-In	Accumulated	Comprehensive	Noncontrolling
	Interest	Capital	Dividends	Loss	Interests	Total
Balance, January 1, 2020	$3,905	$1,779,986	$(74,293)	$(11,283)	$177,845	$1,876,160
Net income			52,622		1,626	54,248
Shares repurchased and cancelled	(25)	(18,194)				(18,219)
Shares issued under benefit plans, net	10	5,767				5,777
Cumulative effect adjustment of new accounting standards			(711)			(711)
Dividends paid – common shares ($.395 per share)			(50,935)			(50,935)
Distributions to noncontrolling interests					(1,301)	(1,301)
Contributions from noncontrolling interests					1,150	1,150
Other comprehensive income				76		76
Balance, March 31, 2020	$3,890	$1,767,559	$(73,317)	$(11,207)	$179,320	$1,866,245

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

We operate a portfolio of neighborhood and community shopping centers, totaling approximately 29.8 million square feet of gross leasable area that is either owned by us or others. We have a diversified tenant base, with our largest tenant comprising only 2.7% of base minimum rental revenues during the three months of 2021. Total revenues generated by our centers located in Houston and its surrounding areas was 24.0% of total revenue for the three months ended March 31, 2021, and an additional 8.0% of total revenue was generated during this period from centers that are located in other parts of Texas. Also, in Florida and California, an additional 19.9% and 15.6%, respectively, of total revenue was generated during the three months ended March 31, 2021.

On April 15, 2021, we announced our entry into a definitive merger agreement (the “Merger Agreement”) with Kimco Realty Corporation (“Kimco”). The Merger Agreement provides that, among other things and on the terms and subject to the conditions set forth therein, (1) the Company will be merged with and into Kimco (the “Merger”), with Kimco continuing as the surviving corporation in the Merger, and (2) at the effective time of the Merger (the “Effective Time”), each common share of the Company (other than certain shares as set forth in the Merger Agreement) issued and outstanding immediately prior to the Effective Time will be automatically converted into the right to receive (i) $2.89 in cash and (ii) 1.408 shares of common stock of Kimco. During the period from the date of the Merger Agreement until the completion of the Merger, we are subject to certain restrictions on our ability to engage with third parties regarding alternative acquisition proposals and on the conduct of our business. The closing of the Merger is expected to occur in the second half of 2021, subject to the satisfaction of certain closing conditions. There can be no assurance that the Merger will be completed on the terms or timeline currently contemplated or at all.

In March 2020, the World Health Organization declared the novel coronavirus (“COVID-19”) a pandemic. The impact of COVID-19 continues to evolve and most cities and states have imposed measures to control its spread including social distancing and limiting group gatherings. These measures have created risks and uncertainties surrounding our operations and geographic concentrations. The pandemic has resulted in, at certain times and locations, the closure or limited operations of non-essential businesses and consumer/employee stay-at-home provisions. Given this continually evolving situation, the duration and severity of these matters and their ultimate effect are uncertain at this time. As judgments and estimates made by management are based on the best information available at the time, any evaluations impacted by future developments caused by the COVID-19 pandemic could result in inaccurate estimates when determining values that could be material to our consolidated financial statements.

Basis of Presentation

Our condensed consolidated financial statements include the accounts of our subsidiaries, certain partially owned real estate joint ventures or partnerships and variable interest entities (“VIEs”) which meet the guidelines for consolidation. All intercompany balances and transactions have been eliminated.

The condensed consolidated financial statements included in this report are unaudited; however, amounts presented in the condensed consolidated balance sheet as of December 31, 2020 are derived from our audited financial statements at that date. In our opinion, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year.

The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q and certain information included in our annual financial statements and notes thereto has been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and related notes for the year ended December 31, 2020.

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

Accrued Rent, Accrued Contract Receivables and Accounts Receivable, net

The duration of the COVID-19 pandemic and its impact on our tenants’ operations, including, in some cases, their ability to resume full operations as governmental and legislative measures are eased, has caused uncertainty in our ongoing ability to collect rents when due. Considering the potential impact of this uncertainty, our collection assessment continues to consider the type of retailer and current discussions with the tenants, as well as recent rent collection experience and tenant bankruptcies based on the best information available to management at the time of evaluation. For the three months ended March 31, 2021, we increased rental revenues by $1.7 million due to the realization of net recoveries and the reduction of receivables. For the three months ended March 31, 2020, we reduced rental revenues by $9.4 million due primarily to COVID lease related reserves and write-offs, which included $7.6 million for straight-line rent receivables.

Additionally, we continue to have lease negotiations with tenants directly related to the effects of the COVID-19 pandemic. At March 31, 2021 and December 31, 2020, included in Accrued Rent, Accrued Contract Receivables and Accounts Receivable, net, we have deferred lease concessions not currently due of $7.8 million and $9.6 million, respectively. Additionally for the three months ended March 31, 2021, rent abatements totaled $2.0 million, which includes $1.5 million for cash basis tenants, and no abatements were recorded during the three months ended March 31, 2020 (see Note 7 for additional information). Discussions are continuing with tenants as the effects of COVID-19 pandemic and related mandates evolve.

Restricted Deposits and Escrows

Restricted deposits are held or restricted for a specific use or in a qualified escrow account for the purposes of completing like-kind exchange transactions. Escrows consist of deposits held by third parties or lenders for a specific use, including capital improvements, rental income and taxes.

Our restricted deposits and escrows consist of the following (in thousands):

	March 31,	December 31,
	2021	2020
Restricted deposits	$12,068	$12,122
Escrows	359	216
Total	$12,427	$12,338

Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss by component consists of the following (in thousands):

			Defined
			Benefit
			Pension
	Gain on		Plan-
	Cash Flow		Actuarial
	Hedges		Loss		Total
Balance, December 31, 2020	$(2,724)		$14,774		$12,050
Amounts reclassified from accumulated other comprehensive loss	219	(1)	(261)	(2)	(42)
Net other comprehensive loss (income)	219		(261)		(42)
Balance, March 31, 2021	(2,505)		14,513		12,008

			Defined
			Benefit
			Pension
	Gain on		Plan-
	Cash Flow		Actuarial
	Hedges		Loss		Total
Balance, December 31, 2019	$(3,614)		$14,897		$11,283
Amounts reclassified from accumulated other comprehensive loss	221	(1)	(297)	(2)	(76)
Net other comprehensive loss (income)	221		(297)		(76)
Balance, March 31, 2020	(3,393)		14,600		11,207
(1)	This reclassification component is included in interest expense.
(2)	This reclassification component is included in the computation of net periodic benefit cost (see Note 11 for additional information).

Additionally, as of March 31, 2021 and December 31, 2020, the net gain balance in accumulated other comprehensive loss relating to previously terminated cash flow interest rate swap contracts was $2.5 million and $2.7 million, respectively, which will be reclassified to net interest expense as interest payments are made on the originally hedged debt. Within the next 12 months, approximately $.9 million in accumulated other comprehensive loss is expected to be reclassified as a reduction to interest expense related to our interest rate contracts.

Note 2. Newly Issued Accounting Pronouncements

Not Yet Adopted

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04, “Reference Rate Reform (Topic 848)”, as amended by ASU No. 2021-01. This ASU contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in this ASU is optional and may be elected over time as reference rate reform activities occur. At January 1, 2020, we elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The adoption of this portion of the ASU did not have a material impact to our consolidated financial statements. We continue to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

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

Note 3. Property

Our property consists of the following (in thousands):

	March 31,	December 31,
	2021	2020
Land	$937,998	$948,622
Land held for development	39,746	39,936
Land under development	16,637	19,830
Buildings and improvements	3,089,154	3,082,509
Construction in-progress	104,827	155,437
Total	$4,188,362	$4,246,334

During the three months ended March 31, 2021, we sold three centers and other property. Aggregate gross sales proceeds from these transactions approximated $56.4 million and generated gains of approximately $9.1 million. In addition, during the three months ended March 31, 2021, we invested $4.9 million in new development projects.

Note 4. Investment in Real Estate Joint Ventures and Partnerships

We own interests in real estate joint ventures or limited partnerships in which we exercise significant influence, but do not have financial and operating control. We account for these investments using the equity method, and our interests ranged for the periods presented from 20% to 90% in both 2021 and 2020. Combined condensed financial information of these ventures (at 100%) is summarized as follows (in thousands):

	March 31,	December 31,
	2021	2020
Combined Condensed Balance Sheets

ASSETS
Property	$1,095,952	$1,093,504
Accumulated depreciation	(283,431)	(275,802)
Property, net	812,521	817,702
Other assets, net	83,686	81,285
Total Assets	$896,207	$898,987

LIABILITIES AND EQUITY
Debt, net (primarily mortgages payable)	$191,860	$192,674
Amounts payable to Weingarten Realty Investors and Affiliates	9,505	9,836
Other liabilities, net	15,963	15,340
Total Liabilities	217,328	217,850
Equity	678,879	681,137
Total Liabilities and Equity	$896,207	$898,987

	Three Months Ended
	March 31,
	2021	2020
Combined Condensed Statements of Operations
Revenues, net	$29,945	$33,739
Expenses:
Depreciation and amortization	8,438	8,762
Interest, net	1,624	2,418
Operating	5,823	7,111
Real estate taxes, net	3,535	4,400
General and administrative	105	105
Provision for income taxes	16	36
Total	19,541	22,832
Gain on dispositions	48	44,699
Net income	$10,452	$55,606

Our investment in real estate joint ventures and partnerships, as reported in our Condensed Consolidated Balance Sheets, differs from our proportionate share of the entities’ underlying net assets due to basis differences, which arose upon the transfer of assets to the joint ventures. The net positive basis differences, which totaled $10.6 million and $10.7 million at March 31, 2021 and December 31, 2020, respectively, are generally amortized over the useful lives of the related assets.

We recorded joint venture fee income of $1.6 million included in Other revenue for both the three months ended March 31, 2021 and 2020. Additionally, for the three months ended March 31, 2021, our joint venture and partnerships have increased revenues by $.7 million due to the realization of net recoveries and reduction of receivables, of which our share totaled $.1 million. For the three months ended March 31, 2020, our joint venture and partnerships reduced revenues by $.8 million due primarily to COVID lease related reserves and write-offs, which included $.9 million for straight-line rent receivables. Of these amounts for the three months ended March 31, 2020, our share totaled $.3 million, which included $.3 million for straight-line rent receivables. For additional information, see Note 1.

Effective as of March 31, 2021, a secured variable-rate loan of $170 million was extended to March 31, 2022 under an available one-year extension and has an additional one-year renewal option available.

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

Note 5. Debt

Our debt consists of the following (in thousands):

	March 31,	December 31,
	2021	2020
Debt payable, net to 2038 (1)	$1,721,923	$1,723,073
Unsecured notes payable under credit facilities	—	40,000
Debt service guaranty liability	53,650	53,650
Finance lease obligation	21,664	21,696
Total	$1,797,237	$1,838,419
(1)	At both March 31, 2021 and December 31, 2020, interest rates ranged from 3.3% to 7.0% at a weighted average rate of 3.9%.

The allocation of total debt between fixed and variable-rate as well as between secured and unsecured is summarized below (in thousands):

	March 31,	December 31,
	2021	2020
As to interest rate (including the effects of interest rate contracts):
Fixed-rate debt	$1,797,237	$1,798,419
Variable-rate debt	—	40,000
Total	$1,797,237	$1,838,419
As to collateralization:
Unsecured debt	$1,449,383	$1,488,909
Secured debt	347,854	349,510
Total	$1,797,237	$1,838,419

We maintain a $500 million unsecured revolving credit facility, which was amended and extended on December 11, 2019. This facility expires in March 2024, provides for two consecutive six-month extensions upon our request, and borrowing rates that float at a margin over LIBOR plus a facility fee. At both March 31, 2021 and December 31, 2020, the borrowing margin and facility fee, which are priced off a grid that is tied to our senior unsecured credit ratings, were 82.5 and 15 basis points, respectively. The facility also contains a competitive bid feature that allows us to request bids for up to $250 million. Additionally, an accordion feature allows us to increase the facility amount up to $850 million.

Additionally, we have a $10 million unsecured short-term facility, which was amended and extended on March 24, 2021, that we maintain for cash management purposes, which matures in March 2022. At both March 31, 2021 and December 31, 2020, the facility provided for fixed interest rate loans at a 30-day LIBOR rate plus a borrowing margin, facility fee and an unused facility fee of 125, 10, and 5 basis points, respectively.

The following table discloses certain information regarding our unsecured notes payable under our credit facilities (in thousands, except percentages):

	March 31,	December 31,
	2021	2020
Unsecured revolving credit facility:
Balance outstanding	$—	$40,000
Available balance	498,068	458,068
Letters of credit outstanding under facility	1,932	1,932
Variable interest rate (excluding facility fee)	0.93%	0.94%
Unsecured short-term facility:
Balance outstanding	$—	$—
Variable interest rate (excluding facility fee)	—%	—%
Both facilities:
Maximum balance outstanding during the period	$40,000	$497,000
Weighted average balance	5,378	74,311
Year-to-date weighted average interest rate (excluding facility fee)	0.93%	1.0%

Related to a development project in Sheridan, Colorado, we have provided a guaranty for the payment of any debt service shortfalls until a coverage rate of 1.4x is met on tax increment revenue bonds issued in connection with the project. The bonds are to be repaid with incremental sales and property taxes and a public improvement fee (“PIF”) to be assessed on current and future retail sales and, to the extent necessary, any amounts we may have to provide under a guaranty. The incremental taxes and PIF are to remain intact until the earlier of the date the bond liability has been paid in full or 2040. Therefore, a debt service guaranty liability equal to the fair value of the amounts funded under the bonds was recorded. As of both March 31, 2021 and December 31, 2020, we had $53.7 million outstanding for the debt service guaranty liability.

Various leases and properties, and current and future rentals from those leases and properties, collateralize certain debt. At both March 31, 2021 and December 31, 2020, the carrying value of such assets aggregated $.6 billion. Additionally, at both March 31, 2021 and December 31, 2020, investments of $6.0 million, included in Restricted Deposits and Escrows, are held as collateral for letters of credit totaling $6.0 million.

Scheduled principal payments on our debt (excluding $21.7 million of a finance lease obligation, $(2.9) million net premium/(discount) on debt, $(4.2) million of deferred debt costs, $5.1 million of non-cash debt-related items, and $53.7 million debt service guaranty liability) are due during the following years (in thousands):

2021 remaining	$17,344
2022	308,298
2023	348,207
2024	252,561
2025	294,232
2026	277,733
2027	53,604
2028	92,159
2029	70,304
2030	950
Thereafter	8,569
Total	$1,723,961

Our various debt agreements contain restrictive covenants, including minimum interest and fixed charge coverage ratios, minimum unencumbered interest coverage ratios, minimum net worth requirements and maximum total debt levels. We are not aware of any non-compliance with our public debt and revolving credit facility covenants as of March 31, 2021.

Note 6. Common Shares of Beneficial Interest

We have a $200 million share repurchase plan where we may repurchase common shares of beneficial interest ("common shares") from time-to-time in open-market or in privately negotiated purchases. Subject to the applicable restrictions contained in the Merger Agreement, the timing and amount of any shares repurchased will be determined by management based on its evaluation of market conditions and other factors. The repurchase plan may be suspended or discontinued at any time, and we have no obligations to repurchase any amount of our common shares under the plan.

During the three months ended March 31, 2021, no common shares were repurchased, and 1.7 million common shares were repurchased at an average price of $19.09 per share during the year ended December 31, 2020. At March 31, 2021 and as of the date of this filing, $149.4 million of common shares remained available to be repurchased under this plan.

Note 7. Leasing Operations

As a commercial real estate lessor, generally our leases are for terms of 10 years or less and may include multiple options, upon tenant election, to extend the lease term in increments up to five years. Our leases typically do not include an option to purchase. Tenant terminations prior to the lease end date occasionally results in a one-time termination fee based on the remaining unpaid lease payments including variable payments and could be material to the tenant. Many of our leases have increasing minimum rental rates during the terms of the leases through escalation provisions. In addition, the majority of our leases provide for variable rental revenues, such as, reimbursements of real estate taxes, maintenance and insurance and may include an amount based on a percentage of the tenants’ sales. Also, net rent abatements related to the COVID-19 pandemic of $.5 million were recorded as a reduction to variable lease payments for the three months ended March 31, 2021, and none were recorded for the three months ended March 31, 2020 (see Note 1 for additional information).

Variable lease payments recognized in Rentals, net are as follows (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Variable lease payments	$26,874	$26,877

Note 8. Supplemental Cash Flow Information

Cash, cash equivalents and restricted cash equivalents consists of the following (in thousands):

	March 31,
	2021	2020
Cash and cash equivalents	$52,078	$484,697
Restricted deposits and escrows (see Note 1)	12,427	30,804
Total	$64,505	$515,501

Supplemental disclosure of non-cash transactions is summarized as follows (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Accrued property construction costs	$2,982	$11,867
Increase in debt, net associated with the acquisition of real estate and land	—	17,952

Note 9. Earnings Per Share

Earnings per common share – basic is computed using net income attributable to common shareholders and the weighted average number of shares outstanding – basic. Earnings per common share – diluted includes the effect of potentially dilutive securities. Earnings per common share – basic and diluted components for the periods indicated are as follows (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Numerator:
Net income	$29,879	$54,248
Net income attributable to noncontrolling interests	(1,842)	(1,626)
Net income attributable to common shareholders – basic	28,037	52,622
Income attributable to operating partnership units	—	528
Net income attributable to common shareholders – diluted	$28,037	$53,150
Denominator:
Weighted average shares outstanding – basic	126,518	127,862
Effect of dilutive securities:
Share options and awards	1,153	943
Operating partnership units	—	1,432
Weighted average shares outstanding – diluted	127,671	130,237

Anti-dilutive securities of our common shares, which are excluded from the calculation of earnings per common share – diluted, are as follows (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Operating partnership units	1,429	—

Note 10. Share Options and Awards

During 2021, we granted share awards incorporating both service-based and market-based measures to promote share ownership among the participants and to emphasize the importance of total shareholder return (“TSR”). The term of each grant varies depending upon the participant’s responsibilities and position within the Company. We categorize these share awards as either service-based share awards or market-based share awards. All awards were valued at the fair market value on the date of grant and earn dividends from the date of grant. Compensation expense is measured at the grant date and recognized over the vesting period. Generally, unvested share awards are forfeited upon the termination of the participant’s employment with us without cause.

The fair value of the market-based share awards was estimated on the date of grant using a Monte Carlo valuation model based on the following assumptions:

	Three Months Ended
	March 31, 2021
	Minimum	Maximum
Dividend yield	3.5%	6.0%
Expected volatility (1)	44.0%	46.0%
Expected life (in years)	N/A	3
Risk-free interest rate	0.0%	0.16%
(1)	Includes the volatility of the FTSE NAREIT U.S. Shopping Center Index and Weingarten Realty Investors.

A summary of the status of unvested share awards for the three months ended March 31, 2021 is as follows:

		Weighted
		Average
	Unvested	Grant
	Share	Date Fair
	Awards	Value
Outstanding, January 1, 2021	856,295	$28.00
Granted:
Service-based awards	224,554	20.81
Market-based awards relative to FTSE NAREIT U.S. Shopping Center Index	104,046	22.28
Market-based awards relative to three-year absolute TSR	104,045	21.90
Vested	(249,307)	24.99
Outstanding, March 31, 2021	1,039,633	$25.98

As of March 31, 2021 and December 31, 2020, there was approximately $3.1 million and $1.8 million, respectively, of total unrecognized compensation cost related to unvested share awards, which is expected to be amortized over a weighted average of 2.2 years and 1.6 years at March 31, 2021 and December 31, 2020, respectively.

Note 11. Employee Benefit Plans

Defined Benefit Plan

We sponsor a noncontributory qualified retirement plan. The components of net periodic benefit cost for this plan are as follows (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Service cost	$329	$273
Interest cost	491	280
Expected return on plan assets	(1,039)	(592)
Amortization of net loss	261	297
Total	$42	$258

The components of net periodic benefit cost other than the service cost component are included in Interest and Other Income (Expense), net in the Condensed Consolidated Statements of Operations.

The expected contribution to be paid to the qualified retirement plan during 2021 is approximately $1.0 million, which may vary based upon the timing of the closing of the Merger. During 2020, we contributed $1.0 million to the qualified retirement plan.

Defined Contribution Plans

Compensation expense related to our defined contribution plans was $1.1 million for both the three months ended March 31, 2021 and 2020.

Note 12. Commitments and Contingencies

Commitments and Contingencies

As of March 31, 2021 and December 31, 2020, we participated in two real estate ventures structured as DownREIT partnerships. We have operating and financial control over these ventures and consolidate them in our condensed consolidated financial statements. These ventures allow the outside limited partners to put their interest in the partnership to us, and we have the option to redeem the interest in cash or a fixed number of our common shares, at our discretion. We also participate in a real estate venture that has a property in Texas that allows its outside partner to put operating partnership units to us. We have the option to redeem these units in cash or a fixed number of our common shares, at our discretion. The aggregate redemption value of these interests was approximately $38 million and $31 million as of March 31, 2021 and December 31, 2020, respectively.

As of March 31, 2021, we have entered into commitments aggregating $33.8 million comprised principally of construction contracts which are generally due in 12 to 36 months.

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

Note 13. Variable Interest Entities

Consolidated VIEs:

At both March 31, 2021 and December 31, 2020, eight of our real estate joint ventures, whose activities primarily consisted of owning and operating 19 and 21 neighborhood/community shopping centers, respectively, were determined to be VIEs. Based on a financing agreement by one of our real estate joint ventures that has a bottom dollar guaranty, which is disproportionate to our ownership, we have determined that we are the primary beneficiary and have consolidated this joint venture. For the remaining real estate joint ventures, we concluded we are the primary beneficiary based primarily on our significant power to direct the entities’ activities without any substantive kick-out or participating rights.

A summary of our consolidated VIEs is as follows (in thousands):

	March 31,	December 31,
	2021	2020
Assets Held by VIEs (1)	$214,187	$225,719
Assets Held as Collateral for Debt (2)	39,703	41,798
Maximum Risk of Loss (2)	29,784	29,784
(1)	The decrease between the periods is attributable primarily to disposition activities.
(2)	Represents the amount of debt and related assets held as collateral associated with the bottom dollar guaranty at one real estate joint venture.

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

Unconsolidated VIEs:

At both March 31, 2021 and December 31, 2020, two unconsolidated real estate joint ventures were determined to be VIEs. We have determined that one entity was a VIE through the issuance of a secured loan, since the lender had the ability to make decisions that could have a significant impact on the success of the entity. This entity exercised the first of two one-year renewal options to extend the maturity of a $170 million loan to March 31, 2022. Based on the associated agreements for the future development of a mixed-use project, we concluded that the other entity was a VIE, but we are not the primary beneficiary as the substantive participating rights associated with the entity are shared, and we do not have the power to direct the significant activities of the entity. Our analysis considered that all major decisions require unanimous member consent and those decisions include significant activities such as development, financing, leasing and operations of the entity.

A summary of our unconsolidated VIEs is as follows (in thousands):

	March 31,	December 31,
	2021	2020
Investment in Real Estate Joint Ventures and Partnerships, net (1)	$131,690	$133,468
Other Liabilities, net (2)	7,362	7,624
Maximum Risk of Loss (3)	34,000	34,000
(1)	The carrying amount of the investment represents our contributions to a real estate joint venture, net of any distributions made and our portion of the equity in earnings of the real estate joint venture.
(2)	Includes the carrying amount of an investment where distributions have exceeded our contributions and our portion of the equity in earnings for a real estate joint venture.
(3)	The maximum risk of loss has been determined to be limited to our debt exposure for the real estate joint ventures. Additionally, our investment, including contributions and distributions, associated with a mixed-use project is disclosed in (1) above.

We and our partners are subject to the provisions of the joint venture agreements that specify conditions, including operating shortfalls, development expenditures and unplanned capital expenditures, under which additional contributions may be required.

Note 14. Fair Value Measurements

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

Recurring Fair Value Measurements:

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020, aggregated by the level in the fair value hierarchy in which those measurements fall, are as follows (in thousands):

	Quoted Prices
	in Active
	Markets for	Significant
	Identical	Other	Significant
	Assets	Observable	Unobservable	Fair Value at
	and Liabilities	Inputs	Inputs	March 31,
	(Level 1)	(Level 2)	(Level 3)	2021
Assets:
Cash equivalents, primarily money market funds (1)	$155			$155
Restricted cash, primarily money market funds (1)	9,962			9,962
Investments, mutual funds held in a grantor trust (1)	44,545			44,545
Total	$54,662	$—	$—	$54,662
Liabilities:
Deferred compensation plan obligations	$44,545			$44,545
Total	$44,545	$—	$—	$44,545
(1)	For the three months ended March 31, 2021, a net gain of $1.1 million was included in Interest and Other Income (Expense), net, which represented an unrealized gain.

	Quoted Prices
	in Active
	Markets for	Significant
	Identical	Other	Significant
	Assets	Observable	Unobservable	Fair Value at
	and Liabilities	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2020
Assets:
Cash equivalents, primarily money market funds (1)	$155			$155
Restricted cash, primarily money market funds (1)	10,144			10,144
Investments, mutual funds held in a grantor trust (1)	43,412			43,412
Total	$53,711	$—	$—	$53,711
Liabilities:
Deferred compensation plan obligations	$43,412			$43,412
Total	$43,412	$—	$—	$43,412
(1)	For the year ended December 31, 2020, a net gain of $5.1 million was included in Interest and Other Income, net, of which $3.7 million represented an unrealized gain. Included in these amounts for the three months ended March 31, 2020 was a net loss of $6.0 million, of which $6.3 million represented an unrealized loss.

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

No assets were measured at fair value on a nonrecurring basis at March 31, 2021. Assets measured at fair value on a nonrecurring basis at December 31, 2020 aggregated by the level in the fair value hierarchy in which those measurements fall, are as follows (in thousands):

Quoted Prices in
	Active Markets for	Significant
	Identical	Other	Significant
	Assets	Observable	Unobservable
	and Liabilities	Inputs	Inputs		Total Gains
	(Level 1)	(Level 2)	(Level 3)	Fair Value	(Losses) (1)
Property (2)		$47,746	$—	$47,746	$(12,686)
Total	$—	$47,746	$—	$47,746	$(12,686)
(1)	Total gains (losses) presented in this table relate to assets that were held by us at December 31, 2020.
(2)	In accordance with our policy of evaluating and recording impairments on the disposal of long-lived assets, property with a carrying amount $60.4 million was written down to a fair value of $47.7 million, resulting in a loss of $12.7 million, which was included in earnings for the fourth quarter of 2020. Management’s estimate of fair value of these properties were determined using bona fide purchase offers for the Level 2 inputs.

Fair Value Disclosures:

Unless otherwise described below, short-term financial instruments and receivables are carried at amounts, which approximate their fair values based on their highly-liquid nature, short-term maturities and/or expected interest rates for similar instruments.

Schedule of our fair value disclosures is as follows (in thousands):

	March 31, 2021			December 31, 2020
		Fair Value			Fair Value
		Using	Fair Value		Using	Fair Value
		Significant	Using		Significant	Using
		Other	Significant		Other	Significant
		Observable	Unobservable		Observable	Unobservable
	Carrying	Inputs	Inputs	Carrying	Inputs	Inputs
	Value	(Level 2)	(Level 3)	Value	(Level 2)	(Level 3)
Other Assets:
Tax increment revenue bonds	$14,758		$19,000	$14,762		$19,000
Debt:
Fixed-rate debt	1,797,237		1,895,772	1,798,419		1,905,306
Variable-rate debt	—		—	40,000		40,000

*****

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The COVID-19 pandemic has resulted in a widespread health crisis, which has adversely affected international, national and local economies and financial markets generally, and has had an unprecedented negative effect on the commercial real estate industry. While the distribution of vaccinations and the declining infection rates from the peak of the pandemic and December 31, 2020 has provided us reasonable optimistic expectations, there remains significant uncertainty regarding the future impact of the pandemic. The discussions below, including without limitation with respect to outlooks and liquidity, are subject to the future effects of the COVID-19 pandemic and the responses to curb its spread, all of which continue to evolve.

On April 15, 2021, we announced our entry into the Merger Agreement with Kimco pursuant to which, subject to the satisfaction or waiver of certain conditions, we will merge with and into Kimco, with Kimco continuing as the surviving corporation. Pursuant to the terms of the Merger Agreement, each share of our common shares outstanding immediately prior to the Effective Time of the Merger will be converted into the right to receive (i) $2.89 in cash and (ii) 1.408 shares of common stock of Kimco. During the period from the date of the Merger Agreement until the completion of the Merger, we are subject to certain restrictions on our ability to engage with third parties regarding alternative acquisition proposals and on the conduct of our business. The closing of the Merger is expected to occur during the second half of 2021, subject to the satisfaction of certain closing conditions. There can be no assurance that the Merger will be completed on the terms or timeline currently contemplated or at all.

Please see the risks described in Item 1A. “Risk Factors” in our Form 10-K for the year ended December 31, 2020 and in Part II, Item 1A of this Quarterly Report on Form 10-Q. It is uncertain as to the magnitude of the impact of such risks on our results of operations, cash flows, financial condition, or liquidity for fiscal year 2021 and beyond.

Forward-Looking Statements

This quarterly report on Form 10-Q, together with other statements and information publicly disseminated by us, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect actual results, performances or achievements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to, (i) disruptions in financial markets; (ii) general and regional economic and real estate conditions; (iii) the inability of major tenants to continue paying their rent obligations due to bankruptcy, insolvency or general downturn in their business; (iv) changes in consumer retail shopping patterns; (v) financing risks, such as the inability to obtain equity, debt, or other sources of financing on favorable terms and changes in LIBOR availability; (vi) changes in governmental laws and regulations; (vii) the level and volatility of interest rates; (viii) the availability of suitable acquisition opportunities; (ix) the ability to dispose of properties; (x) changes in expected development activity; (xi) increases in operating costs; (xii) tax matters, including the effect of changes in tax laws and the failure to qualify as a real estate investment trust; (xiii) technology system failures, disruptions or cybersecurity attacks; (xiv) investments through real estate joint ventures and partnerships, which involve risks not present in investments in which we are the sole investor; (xv) the impact of public health issues, such as the current novel coronavirus (“COVID-19”) pandemic, natural disasters or severe weather conditions; and (xvi) risks associated with the Merger , including our ability to consummate the Merger on the proposed terms or on the anticipated timeline, or at all, including risks and uncertainties related to securing the necessary shareholder approvals and satisfaction of other closing conditions to consummate the Merger and the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement. Accordingly, there is no assurance that our expectations will be realized. For further discussion of the factors that could materially affect the outcome of our forward-looking statements and our future results and financial condition, see Item 1A. "Risk Factors” in our Form 10-K for the year ended December 31, 2020 and in Part II, Item 1A of this Quarterly Report on Form 10-Q. We do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.

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

We operate a portfolio of rental properties, primarily neighborhood and community shopping centers, totaling approximately 29.8 million square feet of gross leasable area that is either owned by us or others. We have a diversified tenant base with our largest tenant comprising only 2.7% of base minimum rental revenues during the first three months of 2021.

At March 31, 2021, we owned or operated under long-term leases, either directly or through our interest in real estate joint ventures or partnerships, a total of 156 properties, which are located in 15 states spanning the country from coast to coast.

We also owned interests in 22 parcels of land held for development that totaled approximately 11.5 million square feet at March 31, 2021.

We had approximately 3,400 leases with 2,700 different tenants at March 31, 2021. Rental revenue is primarily derived from operating leases with terms of 10 years or less, and may include multiple options, upon tenant election, to extend the lease term in increments up to five years. Many of our leases have increasing minimum rental rates during the terms of the leases through escalation provisions. In addition, the majority of our leases provide for variable rental revenues, such as reimbursements of real estate taxes, maintenance and insurance and may include an amount based on a percentage of the tenants’ sales. Our anchor tenants are supermarkets, value-oriented apparel/discount stores and other retailers or service providers who generally sell basic necessity-type goods and services. Although there is a broad shift in shopping patterns, including internet shopping that continues to affect our tenants, we believe our anchor tenants, most of which have adopted omni-channel networks which help drive foot traffic, combined with convenient locations, attractive and well-maintained properties, high quality retailers and a strong tenant mix, should lessen the effects of these conditions and maintain the viability of our portfolio.

Proposed Merger

On April 15, 2021, we announced our entry into the Merger Agreement with Kimco. The Merger Agreement provides that, among other things and on the terms and subject to the conditions set forth therein, (1) the Company will be merged with and into Kimco, with Kimco continuing as the surviving corporation in the Merger, and (2) at the Effective Time of the Merger, each common share of the Company (other than certain shares as set forth in the Merger Agreement) issued and outstanding immediately prior to the Effective Time will be automatically converted into the right to receive (i) $2.89 in cash and (ii) 1.408 shares of common stock of Kimco. During the period from the date of the Merger Agreement until the completion of the Merger, we are subject to certain restrictions on our ability to engage with third parties regarding alternative acquisition proposals and on the conduct of our business. The closing of the Merger is expected to occur in the second half of 2021, subject to the satisfaction of certain closing conditions. There can be no assurance that the Merger will be completed on the terms or timeline currently contemplated or at all.

Pandemic

The COVID-19 pandemic has dramatically impacted our business due largely to the hardships facing our tenants. Our tenants have been impacted greatly due to a number of factors, including federal, state and local governmental and legislative mandates to temporarily close and/or limit the operations of non-essential businesses, as well as encouraging or mandating most people to shelter in place and general economic conditions. While all of our markets have embarked upon a reopening of select businesses, including retailers, service providers and restaurants, the impact of these measures on the ability of our tenants to pay rent is indeterminable at this time. Many of our tenants have moved to include on-line sales with curbside pickup or delivery, including restaurants, apparel discounters and electronics. The grocery stores and other retailers with a grocery component that anchor the majority of our shopping centers remain strong in this environment. The economy continues to gain traction in the majority of our markets with substantially all of our tenants open for business. Based on annualized base rents, including our share of interest in real estate joint ventures or partnerships, we have estimated that 63% of our tenants are designated as essential businesses, including restaurants. During the three months ended March 31, 2021, tenant fallouts have decreased significantly compared to the prior year. During the first quarter 2021, tenant fallout represented approximately 108,000 square feet representing approximately $3.1 million in annualized base rents, either directly or through our interest in real estate joint ventures or partnerships. We are optimistic that this trend will continue through 2021; however, there can be no assurance that this favorable trend will continue.

We continue negotiations and have entered into rental concession agreements with our tenants to provide some relief to the tenants greatly impacted by the COVID-19 pandemic. As of April 20, 2021, we have negotiated deferrals with tenants on approximately 995 leases, of which nearly $13.4 million remains of rental payments that have been billed or are to be billed and are primarily scheduled to be repaid by December 31, 2021. In addition, for the three months ended March 31, 2021 we have increased rental revenues by $1.7 million due to net recoveries of previously written off receivables. Due to the anticipated impact from the administration of the COVID-19 vaccinations and the likely ensuing increase in our tenant operations, our current expectation is that rent collections will trend upward throughout 2021; however, no assurances can be given that this will occur due to the uncertainties surrounding our tenants’ reopening and any resurgence of the pandemic and the governmental reaction to any resurgence. As of April 20, 2021, tenant billing data, which includes base minimum rental revenues and escrows for common area maintenance, real estate taxes and insurance either directly or through our interest in real estate joint ventures or partnerships, was as follows:

	Percent of Annualized Base Rent	Percent of Cash Collections for the Three Months Ending March 31, 2021

Essential	63%	97%
Non-essential	37	92
Total Cash Collections	100%	95
Deferrals		1
Abatements		1
Total Cash Collections and Other		97%

To conserve liquidity and preserve financial flexibility in light of the uncertainty surrounding the impact of COVID-19, we reduced our quarterly dividend payments in 2020. At the pre-pandemic level we had been paying a quarterly amount of $.395 per common share. Due to the magnitude of gain generated by our dispositions during 2020, we paid a special dividend near year-end of $.36 per common share. For the first quarter of 2021, we paid a quarterly dividend of $.30 per common share. On April 26, 2021, our Board of Trust Managers approved a second quarter 2021 dividend of $.23 per common share, which is the amount permitted pursuant to the Merger Agreement. Absent a significant deterioration in cash collections, we believe our cash flow from operations will meet our planned capital needs for 2021; however, no assurances can be given that this level of cash flow will occur due to the uncertainty in the duration and restrictions of operations for our tenants. Further, subject to the applicable restrictions contained in the Merger Agreement, our ability to draw down under our revolving credit facility should provide ample liquidity for us to operate and maintain compliance with our debt covenants.

While all of our offices are currently open, most of our employees have been working remotely to stay healthy, support operations and in response to stay-at-home mandates or recommendations. Working remotely presents various challenges, including (but not all inclusive) concerns about productivity, connectivity, consumer privacy and IT security.

Strategy

Subject to the proposed Merger, our goal is to remain a leader in owning and operating top-tier neighborhood and community shopping centers and mixed-use properties in certain markets of the United States. Our strategic initiatives include: (1) owning quality shopping centers in preferred locations that attract strong tenants, (2) growing net income from our existing portfolio by increasing occupancy and rental rates, (3) raising net asset value and cash flow through quality acquisitions and new developments, (4) continuously redeveloping our existing shopping centers to increase cash flow and enhance the value of the centers and (5) maintaining a strong, flexible consolidated balance sheet and a well-managed debt maturity schedule. We believe these initiatives will keep our portfolio of properties among the strongest in our sector. Due to current capitalization rates in the market along with the uncertainty of changes in interest rates and various other market conditions, and subject to the applicable restrictions contained in the Merger Agreement, we intend to continue to be very prudent in our evaluation of all new investment opportunities. We have been focused on dispositions of properties with characteristics that impact our willingness to own them going forward, and although we intend to continue with this strategy, subject to the applicable restrictions contained in the Merger Agreement, our dispositions are expected to decrease in 2021 from 2020. We intend to utilize the proceeds from dispositions to, among other things, fund acquisitions along with both new development and redevelopment projects.

Dispositions

As we discussed above, we continuously recycle non-core operating centers that no longer meet our ownership criteria and that will provide capital for growth opportunities. During the three months ended March 31, 2021, we disposed of real estate assets, which were owned by us either directly or through our interest in real estate joint ventures or partnerships, with our share of aggregate gross sales proceeds totaling $55.8 million. We have approximately $39.6 million of dispositions currently under contracts or letters of intent; however, there are no assurances that these transactions will close at such prices or at all.

Acquisitions

Subject to evolving market conditions and the applicable restrictions contained in the Merger Agreement, we intend to continue to seek acquisition properties that meet our return hurdles and to actively evaluate other opportunities as they enter the market. Due to the significant amount of capital available in the market, it has been difficult to participate at price points that meet our investment criteria. During the three months ended March 31, 2021, no real estate assets were acquired.

New Development and Redevelopment

During the three months ended March 31, 2021, we invested $5.0 million in two mixed-use new development projects that are partially or wholly owned and a 30-story, high-rise residential tower at our River Oaks Shopping Center in Houston, Texas, and we invested $.5 million in redevelopment projects that were partially or wholly owned. Also during the three months ended March 31, 2021, three completed redevelopment projects added approximately 100,000 square feet to the portfolio with an incremental investment to date totaling $19.3 million.

Capital

We strive to maintain a strong, conservative capital structure, which should provide ready access to a variety of attractive long and short-term capital sources. We carefully balance lower cost, short-term financing with long-term liabilities associated with acquired or developed long-term assets. Additionally, proceeds from our disposition program and cash generated from operations further strengthened our balance sheet in 2021. Due to the variability in the capital markets and the applicable restrictions contained in the Merger Agreement, there can be no assurance that favorable pricing and accessibility will be available in the future.

Operational Metrics

In assessing the performance of our centers, management carefully monitors various operating metrics of the portfolio. In light of current circumstances and the continuing impact related to potentially uncollectible revenues, the operating metrics of our portfolio performed well through the first three months of 2021. We focused on collections and leasing efforts; including maintaining our current tenants, to minimize the decline in same property net operating income ("SPNOI"). See Non-GAAP Financial Measures for additional information. Our portfolio delivered the following operating results:

●	signed occupancy of 93.0% at March 31, 2021 decreased from 94.5% at March 31, 2020;
●	a decrease of .6% in SPNOI for the three months ended March 31, 2021 over the same period of 2020; and
●	rental rate increases of 9.1% for new leases and 3.6% for renewals during the three months ended March 31, 2021.

Below are performance metrics associated with our signed and commenced occupancy, SPNOI growth and leasing activity on a pro rata basis:

	March 31,
	2021	2020
Signed Occupancy:
Anchor (space of 10,000 square feet or greater)	95.4%	96.9%
Non-Anchor	88.8%	90.4%
Total	93.0%	94.5%
Commenced Occupancy	90.8%	92.1%

Three Months Ended
March 31, 2021
SPNOI (1)	(0.6)%
(1)	See Non-GAAP Financial Measures for a definition of the measurement of SPNOI and a reconciliation to net income attributable to common shareholders within this section of Item 2.

			Average	Average	Average Cost
			New	Prior	of Tenant	Change in
	Number	Square	Rent per	Rent per	Improvements	Base Rent
	of	Feet	Square	Square	per Square	on Cash
	Leases	('000's)	Foot ($)	Foot ($)	Foot ($)	Basis
Leasing Activity:
Three Months Ended March 31, 2021
New leases (1)	47	127	$29.46	$27.00	$35.56	9.1%
Renewals	113	796	17.42	16.82	—	3.6%
Not comparable spaces	31	91
Total	191	1,014	$19.08	$18.22	$4.89	4.7%

(1)	Average external lease commissions per square foot for the three months ended March 31, 2021 were $7.46.

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

In 2020, we experienced fluctuations in tenant demand for retail space due to, among other factors, announced bankruptcies and the repositioning of those spaces. Currently, the future impact to occupancy is unknown due to the uncertainty and duration of the pandemic. With an increase in availability of quality retail space, some tenants have started to take advantage of accessing these prime locations which contributed to the increase in overall rental rates on a same-space basis as we completed new leases and renewed existing leases. Given the uncertainty surrounding the impact of the pandemic, we are unclear of its impact to rental rates and the funding of tenant improvements and allowances. The variability in the mix of leasing transactions as to size of space, market, use and other factors may impact the magnitude of these changes, both positively and negatively. Leasing volume is anticipated to fluctuate due to the uncertainty in tenant fallouts; including those related to both bankruptcies and tenant non-renewals; however, leasing activity continues to remain strong compared to the prior year.

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

Uncertainty in the current economic environment due to the outbreak of COVID-19 has and may continue to significantly impact the judgments regarding estimates and assumptions utilized by management. The disclosure of our critical accounting policies and estimates which affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements is included in our Annual Report on Form 10-K for the year ended December 31, 2020 in Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no significant changes to our critical accounting policies during 2021.

Results of Operations

The COVID-19 pandemic has created uncertainties surrounding the global economy. Additionally, as noted earlier, tenants have been markedly impacted by the pandemic, which has affected our results. As a result, the full magnitude of the pandemic and the ultimate effect upon our future revenues and operations is uncertain at this time. While we are optimistic there will be a gradual improvement in the retail environment resulting from the distribution of vaccinations and the related re-opening of the economy, we do not expect revenues and operations to return to pre-COVID levels in the near term. In addition, during the period from the date of the Merger Agreement until the completion of the Merger, we are subject to certain restrictions on our ability to engage with third parties regarding alternative acquisition proposals and on the conduct of our business.

Comparison of the Three Months Ended March 31, 2021 to the Three Months Ended March 31, 2020

The following table is a summary of certain items in net income from our Condensed Consolidated Statements of Operations, which we believe represent items that significantly changed during the three months ended March 31, 2021 as compared to the same period in 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020	Change	% Change
Revenues	$121,371	$111,352	$10,019	9.0%
Depreciation and amortization	38,556	36,656	1,900	5.2
Real estate taxes, net	16,735	15,008	1,727	11.5
General and administrative expenses	10,604	2,307	8,297	359.6
Interest expense, net	16,619	14,602	2,017	13.8
Interest and other income (expense), net	1,654	(5,828)	7,482	128.4
Gain on sale of property	9,131	13,576	(4,445)	(32.7)
Equity in earnings of real estate joint ventures and partnerships, net	4,087	27,097	(23,010)	(84.9)

Revenues

The increase in revenues of $10.0 million is attributable primarily to a decrease of $11.1 million for COVID related reserves and write-offs primarily recorded in the first quarter of 2020 and the impact of $5.3 million and $2.2 million related to acquisitions and mixed-use new developments, respectively. Partially offsetting these increases are revenues from dispositions of $5.4 million and rent abatements of $.5 million. Revenues have also declined by $2.7 million due primarily to changes in occupancy.

Depreciation and Amortization

The increase in depreciation and amortization of $1.9 million is attributable primarily to the $5.4 million impact of acquisitions and mixed-use new developments. Partially offsetting this increase is $2.1 million from dispositions, and a decrease of $1.4 million from the existing portfolio related primarily with a reduction in the amortization/write-offs of in-place lease intangibles associated with terminated tenant leases.

Real Estate Taxes, net

The $1.7 million increase in real estate taxes, net is attributable primarily to the impact from both acquisitions and mixed-use developments of $1.0 million and $.6 million, respectively. In addition, an increase of $.9 million is attributable primarily to rate and valuation changes for the portfolio between the respective periods, which is partially offset by dispositions of $.8 million.

General and Administrative Expenses

The increase in general and administrative expenses of $8.3 million is attributable primarily to a fair value increase of $7.3 million associated with assets held in a grantor trust related to deferred compensation and an increase in personnel and associated costs.

Interest Expense, net

Net interest expense increased $2.0 million or 13.8%. The components of net interest expense were as follows (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Gross interest expense	$17,073	$16,556
Amortization of debt deferred costs, net	819	796
Over-market mortgage adjustment	(207)	(87)
Capitalized interest	(1,066)	(2,663)
Total	$16,619	$14,602

The increase in net interest expense is attributable primarily to a reduction in capitalized interest and an increase in gross interest expense. The reduction of capitalized interest is primarily attributable to the near completion of two of the residential portions of our mixed-use new developments. The increase in gross interest expense between the respective periods is primarily attributable to an increase in the weighted average debt outstanding from acquisitions, which is offset by a slight reduction in weighted average interest rates. For the three months ended March 31, 2021, the weighted average debt outstanding was $1.8 billion at a weighted average interest rate of 3.9% as compared to $1.7 billion outstanding at a weighted average interest rate of 4.0% in the same period of 2020.

Interest and Other Income (Expense), net

The increase of $7.5 million in interest and other income (expense), net is attributable primarily to a fair value increase of $7.3 million associated with assets held in a grantor trust related to deferred compensation and an increase in interest income of $.2 million associated with seller financing note receivables.

Gain on Sale of Property

The decrease of $4.4 million in gain on sale of property is attributable to the disposition of two centers and other property in the first quarter of 2021 as compared to one center in the same period of 2020.

Equity in Earnings of Real Estate Joint Ventures and Partnerships, net

The decrease of $23.0 million is primarily attributable to disposition activities between the respective periods of $23.5 million.

Capital Resources and Liquidity

Our primary operating liquidity needs are paying our common share dividends, maintaining and operating our existing properties, paying our debt service costs, excluding debt maturities, and funding capital expenditures. Our anticipated cash flows from operating activities in 2021, as well as the availability of funds under our unsecured revolving credit facility are expected to meet these planned capital needs; however, no assurance can be given due to, among other factors, the evolving impact of the pandemic and the restrictions in the Merger Agreement on the conduct of our business.

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

As of March 31, 2021, we had an available borrowing capacity of $498.1 million under our unsecured revolving credit facility, and had cash and cash equivalents available of $52.1 million. Currently, we anticipate our disposition activities to continue, albeit at a lower rate. We believe other debt and equity alternatives are available to us based on recent market transactions within our industry sector, subject to the applicable restrictions contained in the Merger Agreement.

Subject to the applicable restrictions contained in the Merger Agreement, we believe net proceeds from planned capital recycling, combined with our available capacity under the revolving credit and short-term borrowing facilities, will provide adequate liquidity to fund our capital needs, including acquisitions, redevelopment and new development activities and, if necessary, special dividends. In the event our capital recycling program does not progress as expected, we believe other debt and equity alternatives are available to us, subject to the applicable restrictions contained in the Merger Agreement.

We generally have the ability to sell or otherwise dispose of our assets subject to the applicable restrictions contained in the Merger Agreement and in certain cases, where we are required to obtain our joint venture partners’ consent or a lender’s consent for assets held in special purpose entities. Additionally under many of our joint venture agreements, we and our joint venture partners are required to fund operating capital upon shortfalls in working capital. As operating manager of most of these entities, we have considered these funding requirements in our forecasting. Also our material real estate joint ventures are with entities which appear sufficiently stable; however, if market conditions were to deteriorate and our partners are unable to meet their commitments, our venture agreements provide multiple remedies, including but not limited to, the liquidation of the venture. Further, under these conditions, we would be required to reconsider our consolidation conclusions for those ventures, and it is possible we may have to consolidate any unconsolidated interests.

Operating Activities

For the three months ended March 31, 2021, cash flows from operations have decreased by $4.6 million compared to the same period in 2020. This decrease is primarily attributable to the disposition of centers and the impact of the pandemic on rent collections including an increase in the number of tenants placed on a cash basis and concession agreements put in place to assist them during this uncertainty. Collections of rents due were initially hindered in the latter part of the first quarter of 2020; however, during the three months ended March 31, 2021, we have collected 95% of our tenant billings. Significant cash requirements for operating activities expected to be paid in 2021 include $37.3 million of real estate tax expenses. Additionally, we expect operating activities in 2021 to cover our human capital expenditures including salaries and related benefits, along with property operating expenses.

Since 2018, we have experienced a downward trend in revenues due to dispositions related to our portfolio transformation in which we have pruned our portfolio to concentrate on high-quality, grocery anchored, open-air centers located in the southern and western U.S. that provide basic goods and services. Additionally, revenues in 2020 also declined due to the impact of the pandemic. We anticipate that 2021 may see lower revenues as a result of our 2020 dispositions and the continued effects of the pandemic; however, we are optimistic that revenues will recover once these effects are overcome.

Investing Activities

Acquisitions

During the three months ended March 31, 2021, no real estate assets were acquired.

Dispositions

During the three months ended March 31, 2021, we sold three centers and other property, including real estate assets owned through our interest in unconsolidated real estate joint ventures and partnerships. Our share of aggregate gross sales proceeds from these transactions totaled $55.8 million and generated our share of the gains of approximately $9.1 million. Operating cash flows from assets disposed are included in net cash from operating activities in our Condensed Consolidated Statements of Cash Flows, while proceeds from these disposals are included as investing activities.

We have approximately $39.6 million of dispositions currently under contracts or letters of intent; however, there are no assurances that these transactions will close at such prices or at all.

As mentioned under operating activities, our transformation program resulted in significant dispositions over the last few years, which has resulted in a downward trend in our cash flows from dispositions and associated gains. Dispositions have been an essential component of our ongoing strategy to remove properties that no longer meet our growth or geographic targets.

New Development/Redevelopment

At March 31, 2021, we had two mixed-use projects in the Washington D. C. market and a 30-story, high-rise residential tower at our River Oaks Shopping Center in Houston in various stages of development, which are partially or wholly owned. We have funded $449.5 million through March 31, 2021 on these projects. Upon completion, we expect our aggregate net investment in these multi-use projects to be $485.0 million and will add approximately .2 million of total square footage for retail and 962 residential units to the property portfolio; however, the timing of the realization of a stabilized return is currently unknown due to the uncertainties regarding the impact of COVID-19.

At March 31, 2021, we had five redevelopment projects with an expected final investment estimated to be $25.4 million, of which we have funded approximately $22.1 million. Realization of the stabilized return may take longer than originally planned due to the impact of COVID-19. During the three months ended March 31, 2021, three completed redevelopment projects added approximately 100,000 square feet to the portfolio with an incremental investment to date totaling $19.3 million.

We had approximately $39.7 million in land held for development at March 31, 2021 that may either be developed or sold.

Capital Expenditures

Capital expenditures for additions to the existing portfolio, acquisitions, tenant improvements, new development, redevelopment and our share of investments in unconsolidated real estate joint ventures and partnerships are as follows (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Acquisitions	$—	$25,506
New Development	5,170	27,713
Redevelopment	1,003	5,109
Tenant Improvements	5,854	10,399
Capital Improvements	3,722	3,236
Other	232	1,123
Total	$15,981	$73,086

The decrease in capital expenditures is attributable primarily to a reduction in acquisitions and new development activity as a result of the near completion of two of the residential portions of our mixed-use new developments.

Further, we have entered into commitments aggregating $33.8 million comprised principally of construction contracts, which are generally due in 12 to 36 months and anticipated to be funded through our excess cash flow funded by operating activities or with proceeds from our unsecured revolving credit facility.

Capital expenditures for additions described above relate to cash flows from investing activities as follows (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Acquisition of real estate and land, net	$—	$25,506
Development and capital improvements	14,157	44,404
Real estate joint ventures and partnerships - Investments	1,824	3,176
Total	$15,981	$73,086

Capitalized soft costs, including payroll and other general and administrative costs, interest, insurance and real estate taxes, totaled $2.9 million and $5.4 million for the three months ended March 31, 2021 and 2020, respectively.

Financing Activities

Debt

Total debt outstanding was $1.8 billion at March 31, 2021, which bears interest at fixed rates. Additionally, of our total debt, $347.9 million was secured by operating properties while the remaining $1.4 billion was unsecured. We also had letters of credit totaling $7.9 million outstanding at March 31, 2021. Our debt maturities for the remainder of 2021 and for 2022 total $17.3 million and $308.3 million, respectively (see Note 5 for additional information on Debt maturities). For 2021, we expect to fund our outstanding maturities through our excess cash flow generated by our operating properties, credit facilities and cash generated from dispositions. If the Merger does not occur prior to such time, the 2022 maturities are expected be funded through our excess cash flow generated by our operating properties, credit facilities, cash generated from dispositions or with proceeds from the issuance of long-term debt.

At March 31, 2021, we have a $500 million unsecured revolving credit facility, which expires in March 2024 and provides borrowing rates that float at a margin over LIBOR plus a facility fee. At March 31, 2021, the borrowing margin and facility fee, which are priced off a grid that is tied to our senior unsecured credit ratings, were 82.5 and 15 basis points, respectively. The facility also contains a competitive bid feature that allows us to request bids for up to $250 million. Additionally, an accordion feature allows us to increase the facility amount up to $850 million. As of April 28, 2021, we had no outstanding balance, and the available balance was $498.1 million, net of $1.9 million in outstanding letters of credit.

At March 31, 2021, we have a $10 million unsecured short-term facility that we maintain for cash management purposes. The facility, which matures in March 2022, provides for fixed interest rate loans at a 30-day LIBOR rate plus borrowing margin, facility fee and an unused facility fee of 125, 10, and 5 basis points, respectively. As of April 28, 2021, we had no amounts outstanding under this facility.

For the three months ended March 31, 2021, the maximum balance and weighted average balance outstanding under both facilities combined were $40.0 million and $5.4 million, respectively, at a weighted average interest rate of .9%.

We have non-recourse debt secured by properties held in several of our real estate joint ventures and partnerships. At March 31, 2021, off-balance sheet mortgage debt for our unconsolidated real estate joint ventures and partnerships totaled $191.9 million, of which our pro rata ownership is $45.0 million. Scheduled principal mortgage payments on this debt, excluding deferred debt costs and non-cash related items totaling $(.2) million, at 100% are as follows (in millions):

2021 remaining	$2.2
2022	172.1
2023	2.2
2024	2.3
2025	2.3
Thereafter	11.0
Total	$192.1

During the first quarter 2021, a joint venture extended its $170 million loan under an available one-year extension. The remaining 2021 maturities are expected to be paid by excess operating funds from the related venture or partnership and/or capital calls of which we would use our funds from our other operating properties, credit facilities and cash generated from dispositions. For the 2022 maturities, we expect the joint venture to extend its $170 million loan under an available one-year extension or refinance the loan.

Our five most restrictive covenants, composed from both our public debt and revolving credit facility, include debt to asset, secured debt to asset, fixed charge, unencumbered asset test and unencumbered interest coverage ratios. We are not aware of any non-compliance with our public debt and revolving credit facility covenants as of March 31, 2021.

Our most restrictive public debt covenant ratios, as defined in our indenture and supplemental indenture agreements, were as follows at March 31, 2021:

Covenant	Restriction	Actual
Debt to Asset Ratio	Less than 60.0%	37.2%
Secured Debt to Asset Ratio	Less than 40.0%	7.2%
Fixed Charge Ratio	Greater than 1.5	4.0
Unencumbered Asset Test	Greater than 150%	288.4%

Included in our debt balance is a guaranty we provided for the payment of any debt service shortfalls on tax increment revenue bonds issued in connection with a development project in Sheridan, Colorado. The Sheridan Redevelopment Agency issued Series A bonds used for an urban renewal project, of which $53.7 million remain outstanding at March 31, 2021. The bonds are to be repaid with incremental sales and property taxes and a PIF to be assessed on current and future retail sales and, to the extent necessary, any amounts we may have to provide under a guaranty. The incremental taxes and PIF are to remain intact until the earlier of the payment of the bond liability in full or 2040.

Equity

Common share dividends paid totaled $38.3 million for the three months ended March 31, 2021. Our dividend payout ratio (as calculated as dividends paid on common shares divided by core funds from operations attributable to common shareholders - basic) for the three months ended March 31, 2021 approximated 62.5% (see Non-GAAP Financial Measures for additional information). Our Board of Trust Managers approved a second quarter 2021 dividend of $.23 per common share, which is the amount permitted pursuant to the Merger Agreement. Funds to pay dividends and share repurchases would come initially from excess proceeds from operations, dispositions and our outstanding credit facilities.

We have a $200 million share repurchase plan. Under this plan, subject to the applicable restrictions set forth in the Merger Agreement, we may repurchase common shares from time-to-time in open-market or in privately negotiated purchases. The timing and amount of any shares repurchased will be determined by management based on its evaluation of market conditions and other factors. The repurchase plan may be suspended or discontinued at any time, and we have no obligations to repurchase any amount of our common shares under the plan. During the three months ended March 31, 2021, no common shares were repurchased. At March 31, 2021 and as of the date of this filing, $149.4 million of common shares remained available to be repurchased under this plan.

We have an effective universal shelf registration statement, which expires in September 2023. Pursuant to the Merger Agreement, we will continue to closely monitor both the debt and equity markets and carefully consider our available financing alternatives, including both public offerings and private placements.

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

Funds from Operations Attributable to Common Shareholders

The National Association of Real Estate Investment Trusts ("NAREIT") defines NAREIT FFO as net income (loss) attributable to common shareholders computed in accordance with GAAP, excluding gains or losses from sales of certain real estate assets (including: depreciable real estate with land, land, development property and securities), change in control of real estate equity investments, and interests in real estate equity investments and their applicable taxes, plus depreciation and amortization related to real estate and impairment of certain real estate assets and in substance real estate equity investments, including our share of unconsolidated real estate joint ventures and partnerships. We calculate NAREIT FFO in a manner consistent with the NAREIT definition.

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

NAREIT FFO and Core FFO is calculated as follows (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Net income attributable to common shareholders	$28,037	$52,622
Depreciation and amortization of real estate	38,415	36,475
Depreciation and amortization of real estate of unconsolidated real estate joint ventures and partnerships	4,161	3,797
Impairment of properties and real estate equity investments	325	44
Gain on sale of property, investment securities and interests in real estate equity investments	(9,097)	(13,574)
Gain on dispositions of unconsolidated real estate joint ventures and partnerships	(24)	(22,372)
Provision for income taxes (1)	20	—
Noncontrolling interests and other (2)	(556)	(575)
NAREIT FFO – basic	61,281	56,417
Income attributable to operating partnership units	401	528
NAREIT FFO – diluted	61,682	56,945
Adjustments for Core FFO:
Contract terminations	—	340
Core FFO – diluted	$61,682	$57,285

FFO weighted average shares outstanding – basic	126,518	127,862
Effect of dilutive securities:
Share options and awards	1,153	943
Operating partnership units	1,429	1,432
FFO weighted average shares outstanding – diluted	129,100	130,237

NAREIT FFO per common share – basic	$0.48	$0.44

NAREIT FFO per common share – diluted	$0.48	$0.44

Core FFO per common share – diluted	$0.48	$0.44
(1)	The applicable taxes related to gains and impairments of operating and non-operating real estate assets.
(2)	Related to gains, impairments and depreciation on operating properties and unconsolidated real estate joint ventures, where applicable.

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

Three Months Ended
March 31, 2021
Beginning of the period	142
Properties added:
Acquisitions	6
Properties removed:
Dispositions	(3)
End of the period	145

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

	Three Months Ended
	March 31,
	2021	2020
Net income attributable to common shareholders	$28,037	$52,622
Add:
Net income attributable to noncontrolling interests	1,842	1,626
Provision for income taxes	238	172
Interest expense, net	16,619	14,602
Property management fees	1,181	1,078
Depreciation and amortization	38,556	36,656
Impairment loss	325	44
General and administrative	10,604	2,307
Other (1)	51	88
Less:
Gain on sale of property	(9,131)	(13,576)
Equity in earnings of real estate joint ventures and partnership interests, net	(4,087)	(27,097)
Interest and other (income) expense, net	(1,654)	5,828
Other (2)	(5,343)	3,125
Adjusted income	77,238	77,475
Less: Adjusted income related to consolidated entities not defined as same property and noncontrolling interests	(6,294)	(6,081)
Add: Pro rata share of unconsolidated entities defined as same property	6,386	6,411
Same Property Net Operating Income	$77,330	$77,805
(1)	Other includes items such as environmental abatement costs, demolition expenses and lease termination fees.
(2)	Other consists primarily of straight-line rentals, lease cancellation income and fee income primarily from real estate joint ventures and partnerships.

Newly Issued Accounting Pronouncements

See Note 2 to our condensed consolidated financial statements in Item 1 for additional information related to recent accounting pronouncements.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

We use fixed and floating-rate debt to finance our capital requirements. These transactions expose us to market risk related to changes in interest rates. Derivative financial instruments may be used to manage a portion of this risk, primarily interest rate contracts with major financial institutions. These agreements expose us to credit risk in the event of non-performance by the counter-parties. We do not engage in the trading of derivative financial instruments in the normal course of business. At March 31, 2021, we had fixed-rate debt of $1.8 billion and had no variable-rate debt outstanding. In the event interest rates were to increase 100 basis points and holding all other variables constant, the fair value of our fixed rate debt would decrease by approximately $63.3 million.

ITEM 4.  Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of March 31, 2021. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2021.

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

PART II-OTHER INFORMATION

ITEM 1.   Legal Proceedings

We are involved in various matters of litigation arising in the normal course of business. In accordance with SEC rules, we have limited our materiality threshold to $1 million, as we believe this threshold will provide more meaningful disclosures on proceedings material to us. While we are unable to predict the amounts involved, our management and counsel believe that when such litigation is resolved, our resulting liability, if any, will not have exceeded the threshold or have a material effect on our condensed consolidated financial statements.

ITEM 1A. Risk Factors

The proposed Merger with Kimco may not be completed on the terms or timeline currently contemplated, or at all, and the failure to complete the Merger may adversely affect our share price and future business and financial results.

The completion of the Merger is subject to certain conditions, including (1) the receipt of required approvals from Kimco’s common stockholders and our shareholders, (2) the authorization for listing of Kimco’s common stock to be issued in connection with the Merger on the New York Stock Exchange, (3) the effectiveness of the registration statement on Form S-4 to be filed by Kimco pursuant to which shares of Kimco’s common stock to be issued in connection with the Merger are registered with the Securities and Exchange Commission, (4) the absence of any order issued by any court of competent jurisdiction or other legal restraint or prohibition preventing the consummation of the Merger or any law that makes the consummation of the Merger illegal, (5) accuracy of each party’s representations and warranties, subject in most cases to materiality or material adverse effect qualifications; (6) material compliance with each party’s covenants and (7) the receipt by each of us and Kimco of an opinion to the effect that the Merger will qualify as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code and of an opinion as to the qualification of us and Kimco, respectively, as a REIT under the Internal Revenue Code.

In addition, the Merger Agreement contains certain termination rights for us and Kimco. The Merger Agreement can be terminated by mutual written consent, or by either party (1) if there is a final, non-appealable order, decree or ruling permanently enjoining or otherwise prohibiting the consummation of the Merger; (2) if the Merger has not been consummated by January 14, 2022; (3) if our shareholders fail to approve the Merger or Kimco’s common stockholders fail to approve the Merger Agreement; or (4) if the other party has breached its representations, warranties or covenants in a way that prevents satisfaction of a closing condition, subject to a cure period. Also, we may terminate the Merger Agreement in order to enter into a definitive agreement with respect to a superior proposal (subject to compliance with certain terms and conditions included in the Merger Agreement). Kimco may terminate the Merger Agreement if our board of trust managers changes its recommendation with respect to the Merger Agreement, or upon a willful and material breach by us of our obligations not to solicit alternative transaction proposals.

There can be no assurance that the conditions to closing will be satisfied or waived or that other events will not intervene to delay or result in the termination of the proposed Merger.

If the Merger is not completed for any reason, the trading price of our common shares may decline to the extent that the market price of the common shares reflects positive market assumptions that the Merger will be completed and the related benefits will be realized. We may also be subject to additional risks if the Merger is not completed, including:

•	the requirement in the Merger Agreement that, under certain circumstances, we pay Kimco a termination fee of the lesser of $115,000,000 or the maximum amount that could be paid to Kimco without causing Kimco to fail to qualify as a REIT under the Internal Revenue Code for such year;
•	incurring substantial costs related to the Merger, such as legal, accounting, financial advisory and integration costs that have already been incurred or will continue to be incurred until closing;

•	our management focusing on the Merger instead of on pursuing other opportunities that could be beneficial to us, without realizing any of the benefits of having the Merger completed;
•	we may face challenges retaining current employees and key personnel due to their uncertainty about our future and their future role with us; and
•	reputational harm due to the adverse perception of any failure to successfully complete the Merger.

If the Merger is not completed, these risks could have a material adverse effect on our business, financial conditions and results of operations and have an adverse effect on the trading price of our common shares.

The pendency of the Merger could adversely affect our business and operations

In connection with the pending Merger, some tenants or vendors may delay or defer decisions, which could adversely affect our revenues, earnings, funds from operations, cash flows and expenses, regardless of whether the Merger is completed. Similarly, current employees may experience uncertainty about their future roles with Kimco following the Merger, which may materially adversely affect our ability to retain and motivate key personnel during the pendency of the Merger. In addition, due to interim operating covenants in the Merger Agreement, we may be unable (without Kimco’s prior written consent), during the pendency of the Merger, to pursue strategic transactions, undertake significant capital projects, undertake certain significant financing transactions and otherwise pursue other actions, even if such actions would prove beneficial.

The Merger Agreement contains provisions that could discourage a potential competing acquirer or could result in any competing proposal being at a lower price than it might otherwise be.

The Merger Agreement contains provisions that, subject to limited exceptions, restrict our ability to initiate, solicit, propose, knowingly encourage proposals to effect, among other things, a transaction that would result in any person (other than Kimco) becoming the beneficial owner of 15% or more of the voting power of our common shares or of our consolidated net revenues, net income or total assets. In addition, Kimco generally has an opportunity to offer to modify the terms of the Merger Agreement in response to any competing “superior proposal” (as defined in the Merger Agreement) that may be made to us before our Board of Trust Managers may withdraw or modify its recommendation in response to such superior proposal or terminate the Merger Agreement to enter into such superior proposal.

These provisions could discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of us from considering or proposing such an acquisition, even if it were prepared to pay consideration with a higher per share cash or market value than that market value proposed to be received or realized in the Merger, or might result in a potential competing acquirer proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances under the Merger Agreement.

We have no further material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

We have a $200 million share repurchase plan. Subject to the applicable restrictions set forth in the Merger Agreement, under this plan, we may repurchase common shares from time-to-time in open-market or in privately negotiated purchases. The timing and amount of any shares repurchased will be determined by management based on its evaluation of market conditions and other factors. The repurchase plan may be suspended or discontinued at any time, and we have no obligations to repurchase any amount of our common shares under the plan. As of the date of this filing, $149.4 million of common shares remained available to be repurchased under the plan.

Repurchases of our common shares for the quarter ended March 31, 2021 are as follows (in thousands, except per share amounts):

	(a)	(b)	(c)	(d)
Maximum
			Total Number	Dollar Value
			of Shares	of Shares that
	Total		Purchased as	May Yet be
	Number of	Average	Part of Publicly	Purchased
	Shares	Price Paid	Announced	Under the
Period	Purchased	Per Share	Program	Program
February 1, 2021 to February 28, 2021 (1)	85,102	$24.95
March 1, 2021 to March 31, 2021 (1)	574	27.31
(1)	Common shares surrendered or deemed surrendered to us to satisfy such employees' tax withholding obligations in connection with the vesting and/or exercise of awards under our equity-based compensation plans.

ITEM 3.   Defaults Upon Senior Securities

None.

ITEM 4.   Mine Safety Disclosures

Not applicable.

ITEM 5.   Other Information

Not applicable.

ITEM 6.   Exhibits

The exhibits required by this item are set forth in the Exhibit Index attached hereto.

EXHIBIT INDEX

(a)		Exhibits:
2.1	—

Agreement and Plan of Merger, dated as of April 15, 2021, by and between Kimco Realty Corporation and Weingarten Realty Investors (filed as Exhibit 2.1 to WRI’s Form 8-K dated April 15, 2021 and incorporated herein by reference).

10.1†	—

Second Amendment to the Amended and Restated 2010 Long-Term Incentive Plan of Weingarten Realty Investors (filed as Exhibit 99.1 to WRI’s Form 8-K dated April 26, 2021 and incorporated herein by reference).

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

DATE: May 5, 2021