Form 10-Q
period 2021-06-30
WEINGARTEN REALTY INVESTORS /TX/
filed 2021-08-02
CIK 828916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

As of July 27, 2021, there were 127,784,797 common shares of beneficial interest of Weingarten Realty Investors, $.03 par value, outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1. Financial Statements

WEINGARTEN REALTY INVESTORS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues:
Rentals, net	$119,770	$95,813	$238,091	$203,863
Other	2,895	2,322	5,945	5,624
Total Revenues	122,665	98,135	244,036	209,487
Operating Expenses:
Depreciation and amortization	40,022	37,627	78,578	74,283
Operating	22,767	19,978	46,054	43,138
Real estate taxes, net	16,285	15,733	33,020	30,741
Impairment loss	122	—	447	44
General and administrative	11,691	12,920	22,295	15,227
Total Operating Expenses	90,887	86,258	180,394	163,433
Other Income (Expense):
Interest expense, net	(17,303)	(15,776)	(33,922)	(30,378)
Interest and other (expense) income, net	(4,713)	5,293	(3,059)	(535)
Gain on sale of property	480	7,898	9,611	21,474
Total Other Expense	(21,536)	(2,585)	(27,370)	(9,439)
Income Before Income Taxes and Equity in Earnings of Real Estate Joint Ventures and Partnerships	10,242	9,292	36,272	36,615
Provision for Income Taxes	(86)	(343)	(324)	(515)
Equity in Earnings of Real Estate Joint Ventures and Partnerships, net	4,285	3,428	8,372	30,525
Net Income	14,441	12,377	44,320	66,625
Less: Net Income Attributable to Noncontrolling Interests	(1,749)	(1,009)	(3,591)	(2,635)
Net Income Attributable to Common Shareholders	$12,692	$11,368	$40,729	$63,990
Earnings Per Common Share - Basic:
Net income attributable to common shareholders	$0.10	$0.09	$0.32	$0.50
Earnings Per Common Share - Diluted:
Net income attributable to common shareholders	$0.10	$0.09	$0.32	$0.50

See Notes to Condensed Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net Income	$14,441	$12,377	$44,320	$66,625
Other Comprehensive Income:
Reclassification adjustment of derivatives and designated hedges into net income	(221)	(224)	(440)	(445)
Retirement liability adjustment	282	273	543	570
Total	61	49	103	125
Comprehensive Income	14,502	12,426	44,423	66,750
Comprehensive Income Attributable to Noncontrolling Interests	(1,749)	(1,009)	(3,591)	(2,635)
Comprehensive Income Adjusted for Noncontrolling Interests	$12,753	$11,417	$40,832	$64,115

See Notes to Condensed Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)

	June 30,	December 31,
	2021	2020
ASSETS
Property	$4,187,531	$4,246,334
Accumulated Depreciation	(1,193,095)	(1,161,970)
Property, net *	2,994,436	3,084,364
Investment in Real Estate Joint Ventures and Partnerships, net	362,132	369,038
Total	3,356,568	3,453,402

Unamortized Lease Costs, net	161,040	174,152

Accrued Rent, Accrued Contract Receivables and Accounts Receivable, net *	70,039	81,016
Cash and Cash Equivalents *	73,344	35,418
Restricted Deposits and Escrows	11,702	12,338
Other, net	209,080	205,074
Total Assets	$3,881,773	$3,961,400

LIABILITIES AND EQUITY
Debt, net *	$1,786,962	$1,838,419
Accounts Payable and Accrued Expenses	95,979	104,990
Other, net	218,369	217,489
Total Liabilities	2,101,310	2,160,898

Commitments and Contingencies (see Note 12)	—	—

Equity:
Shareholders' Equity:
Common Shares of Beneficial Interest - par value, $.03 per share; shares authorized: 275,000; shares issued and outstanding:127,645 in 2021 and 127,313 in 2020	3,876	3,866
Additional Paid-In Capital	1,763,163	1,755,770
Net Income Less Than Accumulated Dividends	(155,730)	(128,813)
Accumulated Other Comprehensive Loss	(11,947)	(12,050)
Total Shareholders' Equity	1,599,362	1,618,773
Noncontrolling Interests	181,101	181,729
Total Equity	1,780,463	1,800,502
Total Liabilities and Equity	$3,881,773	$3,961,400

* Consolidated variable interest entities' assets and debt included in the above balances (see Note 13):
Property, net	$181,628	$193,271
Accrued Rent, Accrued Contract Receivables and Accounts Receivable, net	8,236	9,489
Cash and Cash Equivalents	9,478	10,089
Debt, net	43,756	44,177

See Notes to Condensed Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2021	2020
Cash Flows from Operating Activities:
Net Income	$44,320	$66,625
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	78,578	74,283
Amortization of debt deferred costs and intangibles, net	1,223	1,392
Non-cash lease expense	581	641
Impairment loss	447	44
Equity in earnings of real estate joint ventures and partnerships, net	(8,372)	(30,525)
Gain on sale of property	(9,611)	(21,474)
Distributions of income from real estate joint ventures and partnerships	8,972	18,418
Changes in accrued rent, accrued contract receivables and accounts receivable, net	9,926	9,617
Changes in unamortized lease costs and other assets, net	(7,692)	(1,925)
Changes in accounts payable, accrued expenses and other liabilities, net	4,711	(10,076)
Other, net	1,995	1,672
Net cash provided by operating activities	125,078	108,692
Cash Flows from Investing Activities:
Acquisition of real estate and land, net	(5,220)	(25,506)
Development and capital improvements	(31,548)	(78,258)
Proceeds from sale of property and real estate equity investments, net	69,692	58,448
Real estate joint ventures and partnerships - Investments	(2,075)	(4,391)
Real estate joint ventures and partnerships - Distribution of capital	7,416	17,520
Other, net	(433)	(1,513)
Net cash provided by (used in) investing activities	37,832	(33,700)
Cash Flows from Financing Activities:
Principal payments of debt	(15,996)	(20,123)
Changes in unsecured credit facilities	(35,998)	12,000
Proceeds from issuance of common shares of beneficial interest, net	712	208
Repurchase of common shares of beneficial interest, net	—	(18,219)
Common share dividends paid	(67,646)	(73,994)
Debt issuance and extinguishment costs paid	—	(6)
Distributions to noncontrolling interests	(3,692)	(1,594)
Contributions from noncontrolling interests	—	1,150
Other, net	(3,000)	(1,439)
Net cash used in financing activities	(125,620)	(102,017)
Net increase (decrease) in cash, cash equivalents and restricted cash equivalents	37,290	(27,025)
Cash, cash equivalents and restricted cash equivalents at January 1	47,756	55,291
Cash, cash equivalents and restricted cash equivalents at June 30	$85,046	$28,266
Supplemental disclosure of cash flow information:
Cash paid for interest (net of amount capitalized of $1,375 and $4,573, respectively)	$33,121	$29,094
Cash paid for income taxes	$841	$793
Cash paid for amounts included in operating lease liabilities	$1,592	$1,555

See Notes to Condensed Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands, except per share amounts)

	Six Months Ended June 30, 2021
	Common		Net Income	Accumulated
	Shares of	Additional	Less Than	Other
	Beneficial	Paid-In	Accumulated	Comprehensive	Noncontrolling
	Interest	Capital	Dividends	Loss	Interests	Total
Balance, January 1, 2021	$3,866	$1,755,770	$(128,813)	$(12,050)	$181,729	$1,800,502
Net income			28,037		1,842	29,879
Shares issued under benefit plans, net	10	6,116				6,126
Dividends paid – common shares ($.30 per share)			(38,288)			(38,288)
Distributions to noncontrolling interests					(2,258)	(2,258)
Other comprehensive income				42		42
Other, net		(55)			(527)	(582)
Balance, March 31, 2021	3,876	1,761,831	(139,064)	(12,008)	180,786	1,795,421
Net income			12,692		1,749	14,441
Shares issued under benefit plans, net		1,332				1,332
Dividends paid – common shares ($.23 per share)			(29,358)			(29,358)
Distributions to noncontrolling interests					(1,434)	(1,434)
Other comprehensive income				61		61
Balance, June 30, 2021	$3,876	$1,763,163	$(155,730)	$(11,947)	$181,101	$1,780,463

	Six Months Ended June 30, 2020
	Common		Net Income	Accumulated
	Shares of	Additional	Less Than	Other
	Beneficial	Paid-In	Accumulated	Comprehensive	Noncontrolling
	Interest	Capital	Dividends	Loss	Interests	Total
Balance, January 1, 2020	$3,905	$1,779,986	$(74,293)	$(11,283)	$177,845	$1,876,160
Net income			52,622		1,626	54,248
Shares repurchased and cancelled	(25)	(18,194)				(18,219)
Shares issued under benefit plans, net	10	5,767				5,777
Cumulative effect adjustment of new accounting standards			(711)			(711)
Dividends paid – common shares ($.395 per share)			(50,935)			(50,935)
Distributions to noncontrolling interests					(1,301)	(1,301)
Contributions from noncontrolling interests					1,150	1,150
Other comprehensive income				76		76
Balance, March 31, 2020	3,890	1,767,559	(73,317)	(11,207)	179,320	1,866,245
Net income			11,368		1,009	12,377
Shares issued under benefit plans, net		413				413
Dividends paid – common shares ($.18 per share)			(23,059)			(23,059)
Distributions to noncontrolling interests					(293)	(293)
Other comprehensive income				49		49
Balance, June 30, 2020	$3,890	$1,767,972	$(85,008)	$(11,158)	$180,036	$1,855,732

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

We operate a portfolio of neighborhood and community shopping centers, totaling approximately 29.7 million square feet of gross leasable area that is either owned by us or others. We have a diversified tenant base, with two of our largest tenants each comprising only 2.6% of base minimum rental revenues during the six months of 2021. Total revenues generated by our centers located in Houston and its surrounding areas was 24.3% of total revenue for the six months ended June 30, 2021, and an additional 7.9% of total revenue was generated during this period from centers that are located in other parts of Texas. Also, in Florida and California, an additional 19.7% and 15.9%, respectively, of total revenue was generated during the six months ended June 30, 2021.

Proposed Merger

On April 15, 2021, we announced our entry into a definitive merger agreement (the “Merger Agreement”) with Kimco Realty Corporation (“Kimco”). The Merger Agreement provides that, among other things and on the terms and subject to the conditions set forth therein, (1) the Company will be merged with and into Kimco (the “Merger”), with Kimco continuing as the surviving corporation in the Merger, and (2) at the effective time of the Merger (the “Effective Time”), each common share of the Company (other than certain shares as set forth in the Merger Agreement) issued and outstanding immediately prior to the Effective Time will be automatically converted into the right to receive (i) 1.408 shares of common stock of Kimco and (ii) $2.89 in cash, subject to customary anti-dilution adjustments and any adjustment that may be made pursuant to the terms of the Merger Agreement in certain circumstances relating to a special pre-closing distribution by us. On July 15, 2021, our Board of Trust Managers declared a special dividend of $.69 per common share, which is payable on August 2, 2021 to shareholders of record on July 28, 2021. The special dividend is being paid in connection with the anticipated Merger and to satisfy the REIT taxable income distribution requirements. Under the terms of the Merger Agreement, our payment of the special dividend adjusts the cash consideration to be paid by Kimco at the closing of the Merger from $2.89 per share to $2.20 per share, and does not affect the payment of the share consideration of 1.408 newly issued shares of common stock of Kimco for each of our common shares owned immediately prior to the Effective Time (see Note 6 for additional information). During the period from the date of the Merger Agreement until the completion of the Merger, we are subject to certain restrictions on our ability to engage with third parties regarding alternative acquisition proposals and on the conduct of our business.

The closing of the Merger is expected to occur on August 3, 2021, pending the receipt of the necessary shareholder approvals and satisfaction or waiver of the other closing conditions specified in the Merger Agreement. Kimco and we have each scheduled a special meeting of their shareholders for August 3, 2021 seeking their approval of Merger related proposals. There can be no assurance that all closing conditions will be satisfied or waived by August 3, 2021, that the Merger will close on August 3, 2021 or that the Merger will be consummated.

For both the three and six months ended June 30, 2021, we have recorded costs of $8.4 million associated with the Merger, included in Interest and Other (Expense) Income, net. Estimated additional costs to be paid, if or when the Merger closes are $46.1 million which includes costs associated primarily with personnel and financial, legal, tax and audit advisors (see Note 12). Also, if and when the Merger closes, we estimate a net write-off of assets and liabilities based on June 30, 2021 balances of $1.1 million in additional expense due primarily to the vesting acceleration of restricted shares and other personnel related accruals. These estimates are based on the best information available to management and may be impacted by future developments related to the Merger that could result in inaccurate estimates that could be material to our consolidated financial statements.

Pandemic

In March 2020, the World Health Organization declared the novel coronavirus (“COVID-19”) a pandemic. The impact of COVID-19 continues to evolve and most cities and states have imposed measures to control its spread including social distancing and limiting group gatherings. These measures created risks and uncertainties surrounding our operations and geographic concentrations. The pandemic resulted in, at certain times and locations, the closure or limited operations of non-essential businesses and consumer/employee stay-at-home provisions. Given the continually evolving situation, the duration and severity of these matters and their ultimate effect are uncertain at this time. As judgments and estimates made by management are based on the best information available at the time, any evaluations impacted by future developments caused by the COVID-19 pandemic could result in inaccurate estimates when determining values that could be material to our consolidated financial statements.

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

Accrued Rent, Accrued Contract Receivables and Accounts Receivable, net

The duration of the COVID-19 pandemic and its impact on our tenants’ operations has caused uncertainty in our ongoing ability to collect rents when due. Considering the potential impact of this uncertainty, our collection assessment continues to consider the type of retailer and current discussions with the tenants, as well as recent rent collection experience and tenant bankruptcies based on the best information available to management at the time of evaluation. For the three and six months ended June 30, 2021, rental revenues increased by $1.2 million and $2.9 million, respectively, due to the realization of net recoveries. For the three and six months ended June 30, 2020, rental revenues were reduced by $19.3 million and $28.7 million, respectively, due primarily to COVID lease related reserves and write-offs, which included $4.8 million and $12.4 million, respectively, for straight-line rent receivables.

Additionally, we continue to have lease negotiations with tenants directly related to the effects of the COVID-19 pandemic. At June 30, 2021 and December 31, 2020, included in Accrued Rent, Accrued Contract Receivables and Accounts Receivable, net, we have deferred lease concessions not currently due of $5.0 million and $9.6 million, respectively. Additionally for the three and six months ended June 30, 2021, rent abatements totaled $1.5 million and $3.5 million, respectively, which includes $1.3 million and $2.8 million for cash basis tenants. For both the three and six months ended June 30, 2020, $.3 million of rent abatements were recorded (see Note 7 for additional information). Discussions are continuing with tenants as the effects of the COVID-19 pandemic and related mandates evolve.

Restricted Deposits and Escrows

Restricted deposits are held or restricted for a specific use or in a qualified escrow account for the purposes of completing like-kind exchange transactions. Escrows consist of deposits held by third parties or lenders for a specific use, including capital improvements, rental income and taxes.

Our restricted deposits and escrows consist of the following (in thousands):

	June 30,	December 31,
	2021	2020
Restricted deposits	$11,397	$12,122
Escrows	305	216
Total	$11,702	$12,338

Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss by component consists of the following (in thousands):

			Defined
			Benefit
			Pension
	Gain on		Plan-
	Cash Flow		Actuarial
	Hedges		Loss		Total
Balance, December 31, 2020	$(2,724)		$14,774		$12,050
Amounts reclassified from accumulated other comprehensive loss	219	(1)	(261)	(2)	(42)
Net other comprehensive loss (income)	219		(261)		(42)
Balance, March 31, 2021	(2,505)		14,513		12,008
Amounts reclassified from accumulated other comprehensive loss	221	(1)	(282)	(2)	(61)
Net other comprehensive loss (income)	221		(282)		(61)
Balance, June 30, 2021	$(2,284)		$14,231		$11,947

			Defined
			Benefit
			Pension
	Gain on		Plan-
	Cash Flow		Actuarial
	Hedges		Loss		Total
Balance, December 31, 2019	$(3,614)		$14,897		$11,283
Amounts reclassified from accumulated other comprehensive loss	221	(1)	(297)	(2)	(76)
Net other comprehensive loss (income)	221		(297)		(76)
Balance, March 31, 2020	(3,393)		14,600		11,207
Amounts reclassified from accumulated other comprehensive loss	224	(1)	(273)	(2)	(49)
Net other comprehensive loss (income)	224		(273)		(49)
Balance, June 30, 2020	(3,169)		14,327		11,158
(1)	This reclassification component is included in interest expense.
(2)	This reclassification component is included in the computation of net periodic benefit cost (see Note 11 for additional information).

Additionally, as of June 30, 2021 and December 31, 2020, the net gain balance in accumulated other comprehensive loss relating to previously terminated cash flow interest rate swap contracts was $2.3 million and $2.7 million, respectively, which will be reclassified to net interest expense as interest payments are made on the originally hedged debt. Within the next 12 months, approximately $.9 million in accumulated other comprehensive loss is expected to be reclassified as a reduction to interest expense related to our interest rate contracts.

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

Note 3. Property

Our property consists of the following (in thousands):

	June 30,	December 31,
	2021	2020
Land	$949,307	$948,622
Land held for development	38,726	39,936
Land under development	1,404	19,830
Buildings and improvements	3,139,504	3,082,509
Construction in-progress	58,590	155,437
Total	$4,187,531	$4,246,334

During the six months ended June 30, 2021, we sold four centers and other property. Aggregate gross sales proceeds from these transactions approximated $71.4 million and generated gains of approximately $9.6 million. In addition, during the six months ended June 30, 2021, we acquired real estate assets with an aggregate gross purchase price of $5.2 million, and we invested $10.9 million in new development projects. Subsequent to June 30, 2021, we sold one center and other property with aggregate gross proceeds totaling $43.8 million.

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

	June 30,	December 31,
	2021	2020
Combined Condensed Balance Sheets

ASSETS
Property	$1,098,782	$1,093,504
Accumulated depreciation	(291,039)	(275,802)
Property, net	807,743	817,702
Other assets, net	79,431	81,285
Total Assets	$887,174	$898,987

LIABILITIES AND EQUITY
Debt, net (primarily mortgages payable)	$191,089	$192,674
Amounts payable to Weingarten Realty Investors and Affiliates	9,038	9,836
Other liabilities, net	17,846	15,340
Total Liabilities	217,973	217,850
Equity	669,201	681,137
Total Liabilities and Equity	$887,174	$898,987

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Combined Condensed Statements of Operations
Revenues, net	$29,613	$26,817	$59,558	$60,556
Expenses:
Depreciation and amortization	8,416	8,902	16,854	17,664
Interest, net	1,132	2,334	2,756	4,752
Operating	5,438	5,462	11,261	12,573
Real estate taxes, net	3,592	4,215	7,127	8,615
General and administrative	198	233	303	338
Provision for income taxes	16	34	32	70
Total	18,792	21,180	38,333	44,012
Gain on dispositions	13	2,090	61	46,789
Net income	$10,834	$7,727	$21,286	$63,333

Our investment in real estate joint ventures and partnerships, as reported in our Condensed Consolidated Balance Sheets, differs from our proportionate share of the entities’ underlying net assets due to basis differences, which arose upon the transfer of assets to the joint ventures. The net positive basis differences, which totaled $10.5 million and $10.7 million at June 30, 2021 and December 31, 2020, respectively, are generally amortized over the useful lives of the related assets.

We recorded joint venture fee income of $1.3 million and $1.1 million included in Other revenue for the three months ended June 30, 2021 and 2020, respectively, and $2.9 million and $2.7 million for the six months ended June 30, 2021 and 2020, respectively. Additionally, for the three and six months ended June 30, 2021, our joint venture and partnerships have increased revenues by $.3 million and $1.0 million, respectively, due to the realization of net recoveries, of which our share totaled $.1 million and $.2 million, respectively. For the three and six months ended June 30, 2020, our joint venture and partnerships reduced revenues by $5.1 million and $5.9 million, respectively, due primarily to COVID lease related reserves and write-offs, which included $1.7 million and $2.6 million for straight-line rent receivables. Of these amounts for the three and six months ended June 30, 2020, our share totaled $1.7 million and $2.0 million, respectively, which included $.4 million and $.7 million, respectively, for straight-line rent receivables. For additional information, see Note 1.

Effective as of March 31, 2021, a secured variable-rate loan of $170 million was extended to March 31, 2022 under an available one-year extension and has an additional one-year renewal option available.

Subsequent to June 30, 2021, a center in a 20% owned unconsolidated real estate joint venture was sold with gross sales proceeds totaling $25.5 million. During 2020, we sold two centers and our interest in two centers, ranging from 20% to 50%, at an aggregate gross value of approximately $148.3 million, of which our share of the gain, included in equity earnings in real estate joint ventures and partnerships, totaled $23.5 million. Also during 2020, we invested an additional $8.7 million in a 90% owned unconsolidated real estate joint venture for a mixed-use new development.

In December 2020, we acquired our partner’s 42.25% interest in a center at an unconsolidated real estate joint venture for approximately $115.2 million. The transaction resulted in the consolidation of the property in our consolidated financial statements.

Note 5. Debt

Our debt consists of the following (in thousands):

	June 30,	December 31,
	2021	2020
Debt payable, net to 2038 (1)	$1,707,677	$1,723,073
Unsecured notes payable under credit facilities	4,002	40,000
Debt service guaranty liability	53,650	53,650
Finance lease obligation	21,633	21,696
Total	$1,786,962	$1,838,419
(1)	At both June 30, 2021 and December 31, 2020, interest rates ranged from 3.3% to 7.0% at a weighted average rate of 3.9%.

The allocation of total debt between fixed and variable-rate as well as between secured and unsecured is summarized below (in thousands):

	June 30,	December 31,
	2021	2020
As to interest rate (including the effects of interest rate contracts):
Fixed-rate debt	$1,782,960	$1,798,419
Variable-rate debt	4,002	40,000
Total	$1,786,962	$1,838,419
As to collateralization:
Unsecured debt	$1,453,858	$1,488,909
Secured debt	333,104	349,510
Total	$1,786,962	$1,838,419

We maintain a $500 million unsecured revolving credit facility, which was amended and extended on December 11, 2019. This facility expires in March 2024, provides for two consecutive six-month extensions upon our request, and borrowing rates that float at a margin over LIBOR plus a facility fee. At both June 30, 2021 and December 31, 2020, the borrowing margin and facility fee, which are priced off a grid that is tied to our senior unsecured credit ratings, were 82.5 and 15 basis points, respectively. The facility also contains a competitive bid feature that allows us to request bids for up to $250 million. Additionally, an accordion feature allows us to increase the facility amount up to $850 million.

Additionally, we have a $10 million unsecured short-term facility, which was amended and extended on March 24, 2021, that we maintain for cash management purposes, which matures in March 2022. At both June 30, 2021 and December 31, 2020, the facility provided for fixed interest rate loans at a 30-day LIBOR rate plus a borrowing margin, facility fee and an unused facility fee of 125, 10, and 5 basis points, respectively.

The following table discloses certain information regarding our unsecured notes payable under our credit facilities (in thousands, except percentages):

	June 30,	December 31,
	2021	2020
Unsecured revolving credit facility:
Balance outstanding	$—	$40,000
Available balance	498,068	458,068
Letters of credit outstanding under facility	1,932	1,932
Variable interest rate (excluding facility fee)	—%	0.94%
Unsecured short-term facility:
Balance outstanding	$4,002	$—
Variable interest rate (excluding facility fee)	1.38%	—%
Both facilities:
Maximum balance outstanding during the period	$40,000	$497,000
Weighted average balance	2,725	74,311
Year-to-date weighted average interest rate (excluding facility fee)	0.94%	1.0%

Related to a development project in Sheridan, Colorado, we have provided a guaranty for the payment of any debt service shortfalls until a coverage rate of 1.4x is met on tax increment revenue bonds issued in connection with the project. The bonds are to be repaid with incremental sales and property taxes and a public improvement fee (“PIF”) to be assessed on current and future retail sales and, to the extent necessary, any amounts we may have to provide under a guaranty. The incremental taxes and PIF are to remain intact until the earlier of the date the bond liability has been paid in full or 2040. Therefore, a debt service guaranty liability equal to the fair value of the amounts funded under the bonds was recorded. As of both June 30, 2021 and December 31, 2020, we had $53.7 million outstanding for the debt service guaranty liability.

Various leases and properties, and current and future rentals from those leases and properties, collateralize certain debt. At June 30, 2021 and December 31, 2020, the carrying value of such assets aggregated $605.7 million and $634.4 million, respectively. Additionally, at both June 30, 2021 and December 31, 2020, investments of $6.0 million, included in Restricted Deposits and Escrows, are held as collateral for letters of credit totaling $6.0 million.

Scheduled principal payments on our debt (excluding $4.0 million unsecured notes payable under our revolving credit facilities, $21.6 million of a finance lease obligation, $(2.7) million net premium/(discount) on debt, $(3.9) million of deferred debt costs, $4.9 million of non-cash debt-related items, and $53.7 million debt service guaranty liability) are due during the following years (in thousands):

2021 remaining	$2,799
2022	308,298
2023	348,207
2024	252,561
2025	294,232
2026	277,733
2027	53,604
2028	92,159
2029	70,304
2030	950
Thereafter	8,569
Total	$1,709,416

Our various debt agreements contain restrictive covenants, including minimum interest and fixed charge coverage ratios, minimum unencumbered interest coverage ratios, minimum net worth requirements and maximum total debt levels. We are not aware of any non-compliance with our public debt and revolving credit facility covenants as of June 30, 2021.

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

During the six months ended June 30, 2021, no common shares were repurchased, and 1.7 million common shares were repurchased at an average price of $19.09 per share during the year ended December 31, 2020. At June 30, 2021 and as of the date of this filing, $149.4 million of common shares remained available to be repurchased under this plan.

On July 15, 2021, our Board of Trust Managers declared a special dividend of $.69 per common share, which is payable on August 2, 2021 to shareholders of record on July 28, 2021. The special dividend is being paid in connection with the anticipated Merger and to satisfy the REIT taxable income distribution requirements (see Note 1 for additional information).

Note 7. Leasing Operations

As a commercial real estate lessor, generally our leases are for terms of 10 years or less and may include multiple options, upon tenant election, to extend the lease term in increments up to five years. Our leases typically do not include an option to purchase. Tenant terminations prior to the lease end date occasionally results in a one-time termination fee based on the remaining unpaid lease payments including variable payments and could be material to the tenant. Many of our leases have increasing minimum rental rates during the terms of the leases through escalation provisions. In addition, the majority of our leases provide for variable rental revenues, such as, reimbursements of real estate taxes, maintenance and insurance and may include an amount based on a percentage of the tenants’ sales. Also, net rent abatements related to the COVID-19 pandemic of $.2 million and $.7 million were recorded as a reduction to variable lease payments for the three and six months ended June 30, 2021, respectively. For both the three and six months ended June 30, 2020, $.3 million were recorded as a reduction to variable lease payments (see Note 1 for additional information).

Variable lease payments recognized in Rentals, net are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Variable lease payments	$25,268	$24,084	$52,142	$50,961

Note 8. Supplemental Cash Flow Information

Cash, cash equivalents and restricted cash equivalents consists of the following (in thousands):

	June 30,
	2021	2020
Cash and cash equivalents	$73,344	$14,203
Restricted deposits and escrows (see Note 1)	11,702	14,063
Total	$85,046	$28,266

Supplemental disclosure of non-cash transactions is summarized as follows (in thousands):

	Six Months Ended
	June 30,
	2021	2020
Accrued property construction costs	$3,737	$11,880
Right-of-use assets exchanged for operating lease liabilities	—	448
Increase in debt, net associated with the acquisition of real estate and land	—	17,952

Note 9. Earnings Per Share

Earnings per common share – basic is computed using net income attributable to common shareholders and the weighted average number of shares outstanding – basic. Earnings per common share – diluted includes the effect of potentially dilutive securities. Earnings per common share – basic and diluted components for the periods indicated are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Numerator:
Net income	$14,441	$12,377	$44,320	$66,625
Net income attributable to noncontrolling interests	(1,749)	(1,009)	(3,591)	(2,635)
Net income attributable to common shareholders – basic and diluted	$12,692	$11,368	$40,729	$63,990
Denominator:
Weighted average shares outstanding – basic	126,600	127,242	126,559	127,552
Effect of dilutive securities:
Share options and awards	1,039	861	1,096	899
Weighted average shares outstanding – diluted	127,639	128,103	127,655	128,451

Anti-dilutive securities of our common shares, which are excluded from the calculation of earnings per common share – diluted, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Operating partnership units	1,409	1,432	1,419	1,432

Note 10. Share Options and Awards

During the six months ended June 30, 2021, we granted share awards incorporating both service-based and market-based measures to promote share ownership among the participants and to emphasize the importance of total shareholder return (“TSR”). The term of each grant varies depending upon the participant’s responsibilities and position within the Company. We categorize these share awards as either service-based share awards or market-based share awards. All awards were valued at the fair market value on the date of grant and earn dividends from the date of grant. Compensation expense is measured at the grant date and recognized over the vesting period. Generally, unvested share awards are forfeited upon the termination of the participant’s employment with us without cause.

The fair value of the market-based share awards was estimated on the date of grant using a Monte Carlo valuation model based on the following assumptions:

	Six Months Ended
	June 30, 2021
	Minimum	Maximum
Dividend yield	3.5%	6.0%
Expected volatility (1)	44.0%	46.0%
Expected life (in years)	N/A	3
Risk-free interest rate	0.0%	0.16%
(1)	Includes the volatility of the FTSE NAREIT U.S. Shopping Center Index and Weingarten Realty Investors.

A summary of the status of unvested share awards for the six months ended June 30, 2021 is as follows:

		Weighted
		Average
	Unvested	Grant
	Share	Date Fair
	Awards	Value
Outstanding, January 1, 2021	856,295	$28.00
Granted:
Service-based awards	226,379	20.90
Market-based awards relative to FTSE NAREIT U.S. Shopping Center Index	104,046	22.28
Market-based awards relative to three-year absolute TSR	104,045	21.90
Trust manager awards	17,898	32.48
Vested	(267,205)	25.49
Forfeited	(1,052)	24.43
Outstanding, June 30, 2021	1,040,406	$26.00

The Merger Agreement and the plans under which restricted shares were granted and other agreements provide that all restricted shares will become vested at the Effective Time (see Note 1 for additional information). Disregarding the impact at the Effective Time, as of June 30, 2021 and December 31, 2020, there was approximately $2.7 million and $1.8 million, respectively, of total unrecognized compensation cost related to unvested share awards, which is expected to be amortized, over a weighted average of 2.0 years and 1.6 years at June 30, 2021 and December 31, 2020, respectively.

In accordance with the Merger Agreement, on July 15, 2021, the Board of Trust Managers granted three-year cliff vesting restricted share awards. On the grant date, 139,355 common shares were awarded with a total compensation cost of $4.5 million, in which $3.8 million was recorded as of June 30, 2021 for retirement eligible recipients. The awards were valued at the fair market value on the date of grant and earn dividends from the date of grant.

Note 11. Employee Benefit Plans

Defined Benefit Plan

We sponsor a noncontributory qualified retirement plan. The components of net periodic benefit (income) cost for this plan are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Service cost	$457	$305	$786	$578
Interest cost	533	397	1,024	677
Expected return on plan assets	(1,488)	(840)	(2,527)	(1,432)
Amortization of net loss	282	273	543	570
Total	$(216)	$135	$(174)	$393

The components of net periodic benefit (income) cost other than the service cost component are included in Interest and Other (Expense) Income, net in the Condensed Consolidated Statements of Operations.

No contribution is anticipated to be paid to the qualified retirement plan during 2021, which may vary based upon the timing of the closing of the Merger. Pursuant to the Merger Agreement, the qualified retirement plan will be frozen on the day of closing of the Merger per the Merger Agreement and then terminated post-closing (see Note 1 for additional information). During 2020, we contributed $1.0 million to the qualified retirement plan.

Defined Contribution Plans

Compensation expense related to our defined contribution plans was $1.0 million and $.9 million for the three months ended June 30, 2021 and 2020, respectively, and $2.1 million and $2.0 million for the six months ended June 30, 2021 and 2020, respectively.

Pursuant to the Merger Agreement, the Savings and Investment Plan (“Plan”) has been amended to cease all participant elective deferrals and employer contributions as of the date coincident with or immediately following the Effective Time, except for contributions that are necessary to satisfy any funding obligations that are attributable to time periods ending on or before such date. Also, the Plan is in the process of merging with Kimco’s applicable defined contribution plan by January 1, 2022.

Also, our two separate and independent nonqualified supplemental retirement plans (“SRP”) shall be terminated as of the Effective Time, and the participants of the SRP plans shall receive all amounts deferred under such plans as soon as practicable after the Effective Time.

Deferred Compensation Plan

Pursuant to the Merger Agreement, the deferred compensation plan will be terminated as of the Effective Time, and the participants of this plan will receive all amounts deferred under the plan as soon as practicable after the Effective Time.

Note 12. Commitments and Contingencies

Commitments and Contingencies

As of June 30, 2021 and December 31, 2020, we participated in two real estate ventures structured as DownREIT partnerships. We have operating and financial control over these ventures and consolidate them in our condensed consolidated financial statements. These ventures allow the outside limited partners to put their interest in the partnership to us, and we have the option to redeem the interest in cash or a fixed number of our common shares, at our discretion. We also participate in a real estate venture that has a property in Texas that allowed its outside partner to put operating partnership units to us. We have the option to redeem these units in cash or a fixed number of our common shares, at our discretion. The aggregate redemption value of these interests was approximately $45 million and $31 million as of June 30, 2021 and December 31, 2020, respectively.

As of June 30, 2021, we have entered into commitments aggregating $42.2 million comprised principally of construction contracts which are generally due in 12 to 36 months.

The closing of the Merger is expected to occur on August 3, 2021. We have entered into commitments to be expensed, if and when the Merger closes that management has estimated to be $46.1 million which includes costs associated primarily with personnel and financial, legal, tax and audit advisors. See Note 1 for additional information. Additionally, if the Merger were not to close, under certain circumstances as defined in the Merger Agreement, a termination fee may have to be paid to Kimco, which is the lesser of $115,000,000 or the maximum amount that could be paid to Kimco without causing Kimco to fail to qualify as a REIT under the Internal Revenue Code for such year.

Subject to the covenants set forth in the Merger Agreement, we issue letters of intent signifying a willingness to negotiate for acquisitions, dispositions or joint ventures, as well as other types of potential transactions, during the ordinary course of our business. Such letters of intent and other arrangements are non-binding to all parties unless and until a definitive contract is entered into by the parties. Even if definitive contracts relating to the acquisition or disposition of property are entered into, these contracts generally provide the purchaser a time period to evaluate the property and conduct due diligence. The purchaser, during this time, will have the ability to terminate a contract without penalty or forfeiture of any deposit or earnest money. No assurance can be provided that any definitive contracts will be entered into with respect to any matter covered by letters of intent, or that we will consummate any transaction contemplated by a definitive contract. Additionally, due diligence periods for property transactions are frequently extended as needed. An acquisition or disposition of property becomes probable at the time the due diligence period expires and the definitive contract has not been terminated. Our risk is then generally extended only to any earnest money deposits associated with property acquisition contracts, and our obligation to sell under a property sales contract.

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

Note 13. Variable Interest Entities

Consolidated VIEs:

At both June 30, 2021 and December 31, 2020, eight of our real estate joint ventures, whose activities primarily consisted of owning and operating 19 and 21 neighborhood/community shopping centers, respectively, were determined to be VIEs. Based on a financing agreement by one of our real estate joint ventures that has a bottom dollar guaranty, which is disproportionate to our ownership, we have determined that we are the primary beneficiary and have consolidated this joint venture. For the remaining real estate joint ventures, we concluded we are the primary beneficiary based primarily on our significant power to direct the entities’ activities without any substantive kick-out or participating rights.

A summary of our consolidated VIEs is as follows (in thousands):

	June 30,	December 31,
	2021	2020
Assets Held by VIEs (1)	$211,869	$225,719
Assets Held as Collateral for Debt (2)	40,687	41,798
Maximum Risk of Loss (2)	29,784	29,784
(1)	The decrease between the periods is attributable primarily to disposition activities.
(2)	Represents the amount of debt and related assets held as collateral associated with the bottom dollar guaranty at one real estate joint venture.

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

Unconsolidated VIEs:

At both June 30, 2021 and December 31, 2020, two unconsolidated real estate joint ventures were determined to be VIEs. We have determined that one entity was a VIE through the issuance of a secured loan, since the lender had the ability to make decisions that could have a significant impact on the success of the entity. This entity exercised the first of two one-year renewal options to extend the maturity of a $170 million loan to March 31, 2022. Based on the associated agreements for the future development of a mixed-use project, we concluded that the other entity was a VIE, but we are not the primary beneficiary as the substantive participating rights associated with the entity are shared, and we do not have the power to direct the significant activities of the entity. Our analysis considered that all major decisions require unanimous member consent and those decisions include significant activities such as development, financing, leasing and operations of the entity.

A summary of our unconsolidated VIEs is as follows (in thousands):

	June 30,	December 31,
	2021	2020
Investment in Real Estate Joint Ventures and Partnerships, net (1)	$128,271	$133,468
Other Liabilities, net (2)	8,101	7,624
Maximum Risk of Loss (3)	34,000	34,000
(1)	The carrying amount of the investment represents our contributions to a real estate joint venture, net of any distributions made and our portion of the equity in earnings of the real estate joint venture.
(2)	Includes the carrying amount of an investment where distributions have exceeded our contributions and our portion of the equity in earnings for a real estate joint venture.
(3)	The maximum risk of loss has been determined to be limited to our debt exposure for the real estate joint ventures. Additionally, our investment, including contributions and distributions, associated with a mixed-use project is disclosed in (1) above.

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

Recurring Fair Value Measurements:

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020, aggregated by the level in the fair value hierarchy in which those measurements fall, are as follows (in thousands):

	Quoted Prices
	in Active
	Markets for	Significant
	Identical	Other	Significant
	Assets	Observable	Unobservable	Fair Value at
	and Liabilities	Inputs	Inputs	June 30,
	(Level 1)	(Level 2)	(Level 3)	2021
Assets:
Cash equivalents, primarily money market funds (1)	$46			$46
Restricted cash, primarily money market funds (1)	9,095			9,095
Investments, mutual funds held in a grantor trust (1) (2)	47,310			47,310
Total	$56,451	$—	$—	$56,451
Liabilities:
Deferred compensation plan obligations (2)	$47,310			$47,310
Total	$47,310	$—	$—	$47,310
(1)	For the three and six months ended June 30, 2021, a net gain of $2.8 million and $3.9 million was included in Interest and Other (Expense) Income, net, of which $2.5 million and $3.6 million represented an unrealized gain, respectively.
(2)	See Note 11 for additional information.

	Quoted Prices
	in Active
	Markets for	Significant
	Identical	Other	Significant
	Assets	Observable	Unobservable	Fair Value at
	and Liabilities	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2020
Assets:
Cash equivalents, primarily money market funds (1)	$155			$155
Restricted cash, primarily money market funds (1)	10,144			10,144
Investments, mutual funds held in a grantor trust (1)	43,412			43,412
Total	$53,711	$—	$—	$53,711
Liabilities:
Deferred compensation plan obligations	$43,412			$43,412
Total	$43,412	$—	$—	$43,412
(1)	For the year ended December 31, 2020, a net gain of $5.1 million was included in Interest and Other Income, net, of which $3.7 million represented an unrealized gain. Included in these amounts for the three and six months ended June 30, 2020 was a net gain of $5.1 million and a net loss of $(.9) million, respectively, of which $4.4 million and $(1.9) million represented an unrealized gain (loss), respectively.

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

No assets were measured at fair value on a nonrecurring basis at June 30, 2021. Assets measured at fair value on a nonrecurring basis at December 31, 2020 aggregated by the level in the fair value hierarchy in which those measurements fall, are as follows (in thousands):

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

Schedule of our fair value disclosures is as follows (in thousands):

	June 30, 2021			December 31, 2020
		Fair Value			Fair Value
		Using	Fair Value		Using	Fair Value
		Significant	Using		Significant	Using
		Other	Significant		Other	Significant
		Observable	Unobservable		Observable	Unobservable
	Carrying	Inputs	Inputs	Carrying	Inputs	Inputs
	Value	(Level 2)	(Level 3)	Value	(Level 2)	(Level 3)
Other Assets:
Tax increment revenue bonds	$14,758		$19,000	$14,762		$19,000
Debt:
Fixed-rate debt	1,782,960		1,889,306	1,798,419		1,905,306
Variable-rate debt	4,002		4,002	40,000		40,000

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

On April 15, 2021, we announced our entry into the Merger Agreement with Kimco pursuant to which, subject to the satisfaction or waiver of certain conditions, we will merge with and into Kimco, with Kimco continuing as the surviving corporation. Pursuant to the terms of the Merger Agreement, each share of our common shares outstanding immediately prior to the Effective Time will be converted into the right to receive (i) 1.408 shares of common stock of Kimco and (ii) $2.89 in cash, subject to customary anti-dilution adjustments and any adjustment that may be made pursuant to the terms of the Merger Agreement in certain circumstances relating to a special pre-closing distribution by us. On July 15, 2021, our Board of Trust Managers declared a special dividend, which is payable on August 2, 2021 to shareholders of record on July 28, 2021. The special dividend is being paid in connection with the anticipated Merger and to satisfy the REIT taxable income distribution requirements. Under the terms of the Merger Agreement, our payment of the special dividend adjusts the cash consideration to be paid by Kimco at the closing of the Merger from $2.89 per share to $2.20 per share, and does not affect the payment of the share consideration of 1.408 newly issued shares of common stock of Kimco for each of our common shares owned immediately prior to the Effective Time. During the period from the date of the Merger Agreement until the completion of the Merger, we are subject to certain restrictions on our ability to engage with third parties regarding alternative acquisition proposals and on the conduct of our business.

The closing of the Merger is expected to occur on August 3, 2021, pending the receipt of the necessary shareholder approvals and satisfaction or waiver of the other closing conditions specified in the Merger Agreement. Kimco and we have each scheduled a special meeting of their shareholders for August 3, 2021 seeking their approval of Merger related proposals. There can be no assurance that all closing conditions will be satisfied or waived by August 3, 2021, that the Merger will close on August 3, 2021 or that the Merger will be consummated.

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

We operate a portfolio of rental properties, primarily neighborhood and community shopping centers, totaling approximately 29.7 million square feet of gross leasable area that is either owned by us or others. We have a diversified tenant base with two of our largest tenants each comprising only 2.6% of base minimum rental revenues during the six months of 2021.

At June 30, 2021, we owned or operated under long-term leases, either directly or through our interest in real estate joint ventures or partnerships, a total of 155 properties, which are located in 15 states spanning the country from coast to coast.

We also owned interests in 20 parcels of land held for development that totaled approximately 11.1 million square feet at June 30, 2021.

We had approximately 3,400 leases with 2,700 different tenants at June 30, 2021. Rental revenue is primarily derived from operating leases with terms of 10 years or less, and may include multiple options, upon tenant election, to extend the lease term in increments up to five years. Many of our leases have increasing minimum rental rates during the terms of the leases through escalation provisions. In addition, the majority of our leases provide for variable rental revenues, such as reimbursements of real estate taxes, maintenance and insurance and may include an amount based on a percentage of the tenants’ sales. Our anchor tenants are supermarkets, value-oriented apparel/discount stores and other retailers or service providers who generally sell basic necessity-type goods and services. Although there is a broad shift in shopping patterns, including internet shopping that continues to affect our tenants, we believe our anchor tenants, most of which have adopted omni-channel networks which help drive foot traffic, combined with convenient locations, attractive and well-maintained properties, high quality retailers and a strong tenant mix, should lessen the effects of these conditions and maintain the viability of our portfolio.

Proposed Merger

On April 15, 2021, we announced our entry into the Merger Agreement with Kimco. The Merger Agreement provides that, among other things and on the terms and subject to the conditions set forth therein, (1) the Company will be merged with and into Kimco, with Kimco continuing as the surviving corporation in the Merger, and (2) at the Effective Time, each common share of the Company (other than certain shares as set forth in the Merger Agreement) issued and outstanding immediately prior to the Effective Time will be automatically converted into the right to receive (i) 1.408 shares of common stock of Kimco and (ii) $2.89 in cash, subject to customary anti-dilution adjustments and any adjustment that may be made pursuant to the terms of the Merger Agreement in certain circumstances relating to a special pre-closing distribution by us. On July 15, 2021, our Board of Trust Managers declared a special dividend, which is payable on August 2, 2021 to shareholders of record on July 28, 2021. The special dividend is being paid in connection with the anticipated Merger and to satisfy the REIT taxable income distribution requirements. Under the terms of the Merger Agreement, our payment of the special dividend adjusts the cash consideration to be paid by Kimco at the closing of the Merger from $2.89 per share to $2.20 per share, and does not affect the payment of the share consideration of 1.408 newly issued shares of common stock of Kimco for each of our common shares owned immediately prior to the Effective Time. During the period from the date of the Merger Agreement until the completion of the Merger, we are subject to certain restrictions on our ability to engage with third parties regarding alternative acquisition proposals and on the conduct of our business.

The closing of the Merger is expected to occur on August 3, 2021, pending the receipt of the necessary shareholder approvals and satisfaction or waiver of the other closing conditions specified in the Merger Agreement. Kimco and we have each scheduled a special meeting of their shareholders for August 3, 2021 seeking their approval of Merger related proposals. There can be no assurance that all closing conditions will be satisfied or waived by August 3, 2021, that the Merger will close on August 3, 2021 or that the Merger will be consummated.

Pandemic

The COVID-19 pandemic has dramatically impacted our business due largely to the hardships facing our tenants. Our tenants have been impacted greatly due to a number of factors, including federal, state and local governmental and legislative mandates to temporarily close and/or limit the operations of non-essential businesses, as well as encouraging or mandating most people to shelter in place and general economic conditions. While all of our markets have embarked upon a reopening of select businesses, including retailers, service providers and restaurants, the impact of these measures on the ability of our tenants to pay rent is indeterminable at this time. Many of our tenants have moved to include on-line sales with curbside pickup or delivery, including restaurants, apparel discounters and electronics. The grocery stores and other retailers with a grocery component that anchor the majority of our shopping centers remain strong in this environment. The economy continues to gain traction in the majority of our markets with substantially all of our tenants open for business. Based on annualized base rents, including our share of interest in real estate joint ventures or partnerships, we have estimated that 63% of our tenants are designated as essential businesses, including restaurants. During the six months ended June 30, 2021, tenant fallouts have decreased significantly compared to the prior year. During the six months ended June 30, 2021 and 2020, tenant fallout represented approximately 252,000 and 762,000 square feet, respectively, representing approximately $6.8 million and $16.3 million in annualized base rents, respectively, either directly or through our interest in real estate joint ventures or partnerships. We are optimistic that this trend will continue through 2021; however, there can be no assurance that this favorable trend will continue.

We continue negotiations and have entered into rental concession agreements with our tenants to provide some relief to the tenants greatly impacted by the COVID-19 pandemic. As of July 19, 2021, we have negotiated deferrals with tenants on approximately 1,001 leases, of which nearly $11.5 million remains of rental payments that have been billed or are to be billed and are primarily scheduled to be repaid by December 31, 2021. In addition, for the three and six months ended June 30, 2021, rental revenues increased by $1.2 million and $2.9 million due to the realization of net recoveries. Due to the anticipated impact from the administration of the COVID-19 vaccinations and the likely ensuing increase in our tenant operations, our current expectation is that rent collections will trend upward throughout 2021; however, no assurances can be given that this will occur due to the uncertainties surrounding our tenants’ reopening and any resurgence of the pandemic and the governmental reaction to any resurgence. As of July 19, 2021, tenant billing data, which includes base minimum rental revenues and escrows for common area maintenance, real estate taxes and insurance either directly or through our interest in real estate joint ventures or partnerships, was as follows:

	Percent of Annualized Base Rent	Percent of Cash Collections for the Three Months Ending June 30, 2021

Essential	63%	98%
Non-essential	37	95
Total Cash Collections	100%	97
Deferrals		0
Abatements		1
Total Cash Collections and Other		98%

To conserve liquidity and preserve financial flexibility in light of the uncertainty surrounding the impact of COVID-19, we reduced our quarterly dividend payments in 2020. At the pre-pandemic level we had been paying a quarterly amount of $.395 per common share. Due to the magnitude of gain generated by our dispositions during 2020, we paid a special dividend near year-end of $.36 per common share. For the six months ended June 30, 2021, we paid dividends of $.53 per common share. On July 15, 2021, our Board of Trust Managers declared a special dividend of $.69 per common share that is being paid in connection with the anticipated Merger and to satisfy the REIT taxable income distribution requirements. Absent a significant deterioration in cash collections, we believe our cash flow from operations and the availability under of revolving credit facility will meet our currently planned capital needs; however, no assurances can be given that this level of cash flow will occur due to the uncertainty in the duration and restrictions of operations for our tenants. Further, subject to the applicable restrictions contained in the Merger Agreement, our ability to draw down under our revolving credit facility should provide ample liquidity for us to operate and maintain compliance with our debt covenants.

Strategy

Subject to the proposed Merger, our goal is to remain a leader in owning and operating top-tier neighborhood and community shopping centers and mixed-use properties in certain markets of the United States. Our strategic initiatives include: (1) owning quality shopping centers in preferred locations that attract strong tenants, (2) growing net income from our existing portfolio by increasing occupancy and rental rates, (3) raising net asset value and cash flow through quality acquisitions and new developments, (4) continuously redeveloping our existing shopping centers to increase cash flow and enhance the value of the centers and (5) maintaining a strong, flexible consolidated balance sheet and a well-managed debt maturity schedule. We believe these initiatives will keep our portfolio of properties among the strongest in our sector. Due to current capitalization rates in the market along with the uncertainty of changes in interest rates and various other market conditions, and subject to the applicable restrictions contained in the Merger Agreement, we intend to continue to be very prudent in our evaluation of all new investment opportunities. We have been focused on dispositions of properties with characteristics that impact our willingness to own them going forward, and although we intend to continue with this strategy, subject to the applicable restrictions contained in the Merger Agreement, our dispositions are expected to decrease in 2021 from 2020. We intend to utilize the proceeds from dispositions to, among other things, fund the special dividend along with acquisitions and both new development and redevelopment projects.

Dispositions

As we discussed above, we continuously recycle non-core operating centers that no longer meet our ownership criteria and that will provide capital for growth opportunities. During the six months ended June 30, 2021, we disposed of real estate assets, which were owned by us either directly or through our interest in real estate joint ventures or partnerships, with our share of aggregate gross sales proceeds totaling $70.9 million. We have approximately $21.0 million of dispositions currently under contracts or letters of intent; however, there are no assurances that these transactions will close at such prices or at all. Subsequent to June 30, 2021, we sold two centers and other property, which were owned by us either directly or through our interest in real estate joint ventures or partnerships, with aggregate gross proceeds totaling $48.9 million.

Acquisitions

Subject to evolving market conditions and the applicable restrictions contained in the Merger Agreement, we intend to continue to seek acquisition properties that meet our return hurdles and to actively evaluate other opportunities as they enter the market. Due to the significant amount of capital available in the market, it has been difficult to participate at price points that meet our investment criteria. During the six months ended June 30, 2021, we acquired real estate assets with an aggregate gross purchase price of $5.2 million.

New Development and Redevelopment

During the six months ended June 30, 2021, we invested $6.4 million in two mixed-use new development projects that are partially or wholly owned and a 30-story, high-rise residential tower at our River Oaks Shopping Center in Houston, Texas, and we invested $1.3 million in redevelopment projects that were partially or wholly owned. Also during the six months ended June 30, 2021, three completed redevelopment projects added approximately 100,000 square feet to the portfolio with an incremental investment to date totaling $19.5 million.

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

Operational Metrics

In assessing the performance of our centers, management carefully monitors various operating metrics of the portfolio. In light of current circumstances and the continuing impact related to potentially uncollectible revenues, the operating metrics of our portfolio performed well through the first six months of 2021. We focused on collections and leasing efforts; including maintaining our current tenants, to minimize the decline in same property net operating income ("SPNOI"). See Non-GAAP Financial Measures for additional information. Our portfolio delivered the following operating results:

●	signed occupancy of 93.9% at June 30, 2021 increased from 93.4% at June 30, 2020;
●	an increase of 24.1% in SPNOI for the three months ended June 30, 2021 over the same period of 2020; and
●	rental rate increases of 4.8% for new leases and 3.0% for renewals during the six months ended June 30, 2021.

Below are performance metrics associated with our signed and commenced occupancy, SPNOI growth and leasing activity on a pro rata basis:

	June 30,
	2021	2020
Signed Occupancy:
Anchor (space of 10,000 square feet or greater)	96.4%	95.9%
Non-Anchor	89.6%	89.0%
Total	93.9%	93.4%
Commenced Occupancy	90.9%	91.2%

	Three Months Ended	Six Months Ended
	June 30, 2021	June 30, 2021
SPNOI (1)	24.1%	10.6%
(1)	See Non-GAAP Financial Measures for a definition of the measurement of SPNOI and a reconciliation to net income attributable to common shareholders within this section of Item 2.

			Average	Average	Average Cost
			New	Prior	of Tenant	Change in
	Number	Square	Rent per	Rent per	Improvements	Base Rent
	of	Feet	Square	Square	per Square	on Cash
	Leases	('000's)	Foot ($)	Foot ($)	Foot ($)	Basis
Leasing Activity:
Three Months Ended June 30, 2021
New leases (1)	53	275	$19.93	$19.52	$37.03	2.1%
Renewals	104	427	20.61	20.18	—	2.2%
Not comparable spaces	36	107
Total	193	809	$20.35	$19.92	$14.52	2.1%

Six Months Ended June 30, 2021
New leases (1)	100	402	$22.94	$21.88	$36.56	4.8%
Renewals	217	1,223	18.53	17.99	—	3.0%
Not comparable spaces	67	198
Total	384	1,823	$19.63	$18.95	$9.05	3.5%
(1)	Average external lease commissions per square foot for the three and six months ended June 30, 2021 were $5.88 and $6.46, respectively.

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

Results of Operations

The COVID-19 pandemic has created uncertainties surrounding the global economy. Additionally, as noted earlier, tenants have been markedly impacted by the pandemic, which has affected our results. As a result, the full magnitude of the pandemic and the ultimate effect upon our future revenues and operations is uncertain at this time. While we are optimistic there will be a gradual improvement in the retail environment resulting from the distribution of vaccinations and the related reopening of the economy, we do not expect revenues and operations to return to pre-COVID levels in the near term. In addition, during the period from the date of the Merger Agreement until the Effective Time, we are subject to certain restrictions on our ability to engage with third parties regarding alternative acquisition proposals and on the conduct of our business.

Comparison of the Three Months Ended June 30, 2021 to the Three Months Ended June 30, 2020

The following table is a summary of certain items in net income from our Condensed Consolidated Statements of Operations, which we believe represent items that significantly changed during the three months ended June 30, 2021 as compared to the same period in 2020 (in thousands):

	Three Months Ended June 30,
	2021	2020	Change	% Change
Revenues	$122,665	$98,135	$24,530	25.0%
Depreciation and amortization	40,022	37,627	2,395	6.4
Operating expenses	22,767	19,978	2,789	14.0
Real estate taxes, net	16,285	15,733	552	3.5
General and administrative expenses	11,691	12,920	(1,229)	(9.5)
Interest expense, net	17,303	15,776	1,527	9.7
Interest and other (expense) income, net	(4,713)	5,293	(10,006)	189.0
Gain on sale of property	480	7,898	(7,418)	(93.9)
Equity in earnings of real estate joint ventures and partnerships, net	4,285	3,428	857	25.0

Revenues

The increase in revenues of $24.5 million is attributable primarily to a decrease of $20.6 million for COVID related reserves and write-offs primarily recorded in the second quarter of 2020 and the impact of $4.5 million and $2.8 million related to acquisitions and mixed-use new developments, respectively. Revenues have also increased by $2.1 million due primarily to changes in occupancy and rental rates and by a decline of $.1 million from rent abatements. Partially offsetting these increases are revenues from dispositions of $5.6 million.

Depreciation and Amortization

The increase in depreciation and amortization of $2.4 million is attributable primarily to the $5.2 million impact of acquisitions and mixed-use new developments. Partially offsetting this increase is $1.9 million from dispositions, and a decrease of $.9 million from the existing portfolio related primarily with a reduction in the amortization/write-offs of in-place lease intangibles associated with terminated tenant leases.

Operating Expenses

The $2.8 million increase in operating expenses is attributable primarily to the impact from both acquisitions and mixed-use developments of $.5 million and $.8 million, respectively. In addition, an increase of $1.5 million is attributable primarily to increases in landscaping due to winter storm damage, parking lot repairs and management fees. Also, an increase of $.7 million was realized between the respective periods due primarily to increases in professional fees, insurance and other various fees associated primarily with vacancy. Partially offsetting these increases is the impact of dispositions of $.7 million.

Real Estate Taxes, net

The $.6 million increase in real estate taxes, net is attributable primarily to the impact from both acquisitions and mixed-use developments of $.7 million and $.4 million, respectively. In addition, an increase of $.4 million is attributable primarily to rate and valuation changes for the portfolio between the respective periods, which is partially offset by dispositions of $.9 million.

General and Administrative Expenses

The decrease in general and administrative expenses of $1.2 million is attributable primarily to a decrease in the fair value adjustment of $2.1 million associated with assets held in a grantor trust related to deferred compensation, which is partially offset by an increase in personnel and associated costs.

Interest Expense, net

Net interest expense increased $1.5 million or 9.7%. The components of net interest expense were as follows (in thousands):

	Three Months Ended
	June 30,
	2021	2020
Gross interest expense	$17,001	$17,003
Amortization of debt deferred costs, net	818	783
Over-market mortgage adjustment	(207)	(100)
Capitalized interest	(309)	(1,910)
Total	$17,303	$15,776

The increase in net interest expense is attributable primarily to a reduction in capitalized interest, which is primarily due to the near completion of two of the residential portions of our mixed-use new developments. For the three months ended June 30, 2021, the weighted average debt outstanding was $1.8 billion at a weighted average interest rate of 3.9% as compared to $2.0 billion outstanding at a weighted average interest rate of 3.6% in the same period of 2020.

Interest and Other (Expense) Income, net

The increase in net other expense of $10.0 million is attributable primarily to $8.4 million associated with merger related costs and a $2.1 million decrease in the fair value adjustment for the assets held in a grantor trust related to deferred compensation. Partially offsetting this increase is $.5 million associated with the components of net periodic benefit costs from our pension plan.

Gain on Sale of Property

The decrease of $7.4 million in gain on sale of property is attributable to a decrease on the gain on sale of one center and other property in the second quarter of 2021 as compared to one center and other property in the same period of 2020.

Equity in Earnings of Real Estate Joint Ventures and Partnerships, net

The increase of $.9 million is attributable primarily to a reduction in COVID related reserves and write-offs of $1.8 million, which is offset by disposition activities between the respective periods of $.9 million.

Comparison of the Six Months Ended June 30, 2021 to the Six Months Ended June 30, 2020

The following table is a summary of certain items in net income from our Condensed Consolidated Statements of Operations, which we believe represent items that significantly changed during the six months ended June 30, 2021 as compared to the same period in 2020 (in thousands):

	Six Months Ended June 30,
	2021	2020	Change	% Change
Revenues	$244,036	$209,487	$34,549	16.5%
Depreciation and amortization	78,578	74,283	4,295	5.8
Operating expenses	46,054	43,138	2,916	6.8
Real estate taxes, net	33,020	30,741	2,279	7.4
General and administrative expenses	22,295	15,227	7,068	46.4
Interest expense, net	33,922	30,378	3,544	11.7
Interest and other (expense) income, net	(3,059)	(535)	(2,524)	471.8
Gain on sale of property	9,611	21,474	(11,863)	(55.2)
Equity in earnings of real estate joint ventures and partnerships, net	8,372	30,525	(22,153)	(72.6)

Revenues

The increase in revenues of $34.5 million is attributable primarily to a decrease of $31.7 million for COVID related reserves and write-offs primarily recorded in the first six months of 2020 and the impact of $9.8 million and $5.0 million related to acquisitions and mixed-use new developments, respectively. Partially offsetting these increases are revenues from dispositions of $11.0 million and rent abatements of $.4 million. Revenues have also declined by $.6 million due primarily to the fluctuations in occupancy related to tenant mix and lease space size.

Depreciation and Amortization

The increase in depreciation and amortization of $4.3 million is attributable primarily to the $10.6 million impact of acquisitions and mixed-use new developments. Partially offsetting this increase is $4.0 million from dispositions, and a decrease of $2.3 million from the existing portfolio related primarily with a reduction in the amortization/write-offs of in-place lease intangibles associated with terminated tenant leases.

Operating Expenses

The $2.9 million increase in operating expenses is attributable primarily to the impact from both acquisitions and mixed-use developments of $1.2 million and $1.5 million, respectively. In addition, an increase of $1.0 million is attributable primarily to increases in landscaping due to winter storm damage, parking lot repairs and management fees. Also, an increase of $.8 million was realized between the respective periods due primarily to increases in professional fees, insurance and other various fees associated primarily with vacancy. Partially offsetting these increases is the impact of dispositions of $1.6 million.

Real Estate Taxes, net

The $2.3 million increase in real estate taxes, net is attributable primarily to the impact from both acquisitions and mixed-use developments of $1.7 million and $1.0 million, respectively. In addition, an increase of $1.3 million is attributable primarily to rate and valuation changes for the portfolio between the respective periods, which is partially offset by dispositions of $1.7 million.

General and Administrative Expenses

The increase in general and administrative expenses of $7.1 million is attributable primarily to a fair value increase of $5.2 million associated with assets held in a grantor trust related to deferred compensation, an increase of $.2 million in severance costs between the respective periods and by an increase in personnel and associated costs.

Interest Expense, net

Net interest expense increased $3.5 million or 11.7%. The components of net interest expense were as follows (in thousands):

	Six Months Ended
	June 30,
	2021	2020
Gross interest expense	$34,074	$33,559
Amortization of debt deferred costs, net	1,637	1,579
Over-market mortgage adjustment	(414)	(187)
Capitalized interest	(1,375)	(4,573)
Total	$33,922	$30,378

The increase in net interest expense is attributable primarily to a reduction in capitalized interest and an increase in gross interest expense. The reduction of capitalized interest is primarily due to the near completion of two of the residential portions of our mixed-use new developments. The increase in gross interest expense between the respective periods is attributable primarily to an increase in weighted average interest rates, which is offset by a reduction in the weighted average debt outstanding. For the six months ended June 30, 2021, the weighted average debt outstanding was $1.8 billion at a weighted average interest rate of 3.9% as compared to $1.9 billion outstanding at a weighted average interest rate of 3.7% in the same period of 2020.

Interest and Other (Expense) Income, net

The net other expense increase of $2.5 million is attributable primarily to $8.4 million associated with merger related costs. Partially offsetting this increase is a $5.2 million fair value adjustment associated with assets held in a grantor trust related to deferred compensation and $.8 million associated with components of net periodic benefit costs from our pension plan.

Gain on Sale of Property

The decrease of $11.9 million in gain on sale of property is attributable to a decrease on the gain on sale of three centers and other property in the first six months of 2021 as compared to two centers and other property in the same period of 2020.

Equity in Earnings of Real Estate Joint Ventures and Partnerships, net

The decrease of $22.2 million is attributable primarily to disposition activities between the respective periods of $24.5 million. Partially offsetting this decrease is a reduction in COVID related reserves and write-offs of $2.2 million.

Capital Resources and Liquidity

Our primary operating liquidity needs are paying our common share dividends, maintaining and operating our existing properties, paying our debt service costs, excluding debt maturities, and funding capital expenditures. Our anticipated cash flows from operating activities, as well as the availability of funds under our unsecured revolving credit facility are expected to meet these planned capital needs; however, no assurance can be given due to, among other factors, the evolving impact of the pandemic and the restrictions in the Merger Agreement on the conduct of our business.

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

As of June 30, 2021, we had an available borrowing capacity of $498.1 million under our unsecured revolving credit facility, and had cash and cash equivalents available of $73.3 million. Subject to the provisions of the Merger Agreement, currently, we anticipate our disposition activities to continue, albeit at a lower rate. We believe other debt and equity alternatives are available to us based on recent market transactions within our industry sector, subject to the applicable restrictions contained in the Merger Agreement.

Subject to the applicable restrictions contained in the Merger Agreement, we believe net proceeds from planned capital recycling and operations, combined with our available capacity under the revolving credit and short-term borrowing facilities, will provide adequate liquidity to fund our capital needs, including any acquisitions, redevelopment and new development activities and, if necessary, special dividends. In the event our capital recycling program does not progress as expected, we believe other debt and equity alternatives are available to us, subject to the applicable restrictions contained in the Merger Agreement.

On July 15, 2021, our Board of Trust Managers declared a special dividend of $.69 per common share, which is payable on August 2, 2021 to shareholders of record on July 28, 2021. The special dividend is being paid in connection with the anticipated Merger and to satisfy the REIT taxable income distribution requirements. We anticipate the payment of the dividend using operational cash inflows and available cash.

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

Operating Activities

For the six months ended June 30, 2021, cash flows from operations have increased by $16.4 million compared to the same period in 2020. This increase is attributable primarily to the impact in 2020 of the pandemic on rent collections including an increase in the number of tenants placed on a cash basis and concession agreements put in place to assist them during the uncertainty. Collections of rents due were initially hindered in the latter part of the first quarter and continued into the second quarter of 2020; however, during the six months ended June 30, 2021, we have collected approximately 97% of our tenant billings. We expect operating activities in 2021 to cover our human capital expenditures including salaries and related benefits, along with property operating expenses.

Since 2018, we have experienced a downward trend in revenues due to dispositions related to our portfolio transformation in which we have pruned our portfolio to concentrate on high-quality, grocery anchored, open-air centers located in the southern and western U.S. that provide basic goods and services. Additionally, revenues in 2020 also declined due to the impact of the pandemic. We anticipate that 2021 may see some recovery of revenues originally impacted by the pandemic; however, recoveries will be offset by lower revenues as a result of our 2020 dispositions and any continuing effects or resurgence of the pandemic.

Investing Activities

Acquisitions

During the six months ended June 30, 2021, we acquired real estate assets with an aggregate gross purchase price of $5.2 million.

Dispositions

During the six months ended June 30, 2021, we sold three centers and other property, including real estate assets owned through our interest in unconsolidated real estate joint ventures and partnerships. Our share of aggregate gross sales proceeds from these transactions totaled $70.9 million and generated our share of the gains of approximately $9.5 million. Operating cash flows from assets disposed are included in net cash from operating activities in our Condensed Consolidated Statements of Cash Flows, while proceeds from these disposals are included as investing activities.

We have approximately $21.0 million of dispositions currently under contracts or letters of intent; however, there are no assurances that these transactions will close at such prices or at all. Subsequent to June 30, 2021, we sold two centers and other property, which were owned by us either directly or through our interest in real estate joint ventures or partnerships, with aggregate gross proceeds totaling $48.9 million.

As mentioned under operating activities, our transformation program resulted in significant dispositions over the last few years, which has resulted in a downward trend in our cash flows from dispositions and associated gains. Dispositions have been an essential component of our ongoing strategy to remove properties that no longer meet our growth or geographic targets.

New Development/Redevelopment

At June 30, 2021, we had two mixed-use projects in the Washington D. C. market and a 30-story, high-rise residential tower at our River Oaks Shopping Center in Houston in various stages of development, which are partially or wholly owned. We have funded $450.8 million through June 30, 2021 on these projects. Upon completion, we expect our aggregate net investment in these multi-use projects to be $485.0 million and will add approximately .2 million of total square footage for retail and 962 residential units to the property portfolio; however, the timing of the realization of a stabilized return is currently unknown due to the uncertainties regarding the impact of COVID-19.

At June 30, 2021, we had five redevelopment projects with an expected final investment estimated to be $25.4 million, of which we have funded approximately $22.7 million. Realization of the stabilized return may take longer than originally planned due to the impact of COVID-19. During the six months ended June 30, 2021, three completed redevelopment projects added approximately 100,000 square feet to the portfolio with an incremental investment to date totaling $19.5 million.

We had approximately $38.7 million in land held for development at June 30, 2021 that may either be developed or sold.

Capital Expenditures

Capital expenditures for additions to the existing portfolio, acquisitions, tenant improvements, new development, redevelopment and our share of investments in unconsolidated real estate joint ventures and partnerships are as follows (in thousands):

	Six Months Ended
	June 30,
	2021	2020
Acquisitions	$5,220	$25,506
New Development	11,138	50,778
Redevelopment	1,676	6,585
Tenant Improvements	12,434	16,224
Capital Improvements	7,765	7,338
Other	359	1,724
Total	$38,592	$108,155

The decrease in capital expenditures is attributable primarily to a reduction in acquisitions and new development activity as a result of the near completion of two of the residential portions of our mixed-use new developments.

Further, we have entered into commitments aggregating $42.2 million comprised principally of construction contracts, which are generally due in 12 to 36 months and anticipated to be funded through our excess cash flow funded by operating activities or with proceeds from our unsecured revolving credit facility.

Capital expenditures for additions described above relate to cash flows from investing activities as follows (in thousands):

	Six Months Ended
	June 30,
	2021	2020
Acquisition of real estate and land, net	$5,220	$25,506
Development and capital improvements	31,548	78,258
Real estate joint ventures and partnerships - Investments	1,824	4,391
Total	$38,592	$108,155

Capitalized soft costs, including payroll and other general and administrative costs, interest, insurance and real estate taxes, totaled $4.6 million and $9.5 million for the six months ended June 30, 2021 and 2020, respectively.

Financing Activities

Debt

Total debt outstanding was $1.8 billion at June 30, 2021, which bears interest at fixed rates. Additionally, of our total debt, $333.1 million was secured by operating properties while the remaining $1.5 billion was unsecured. We also had letters of credit totaling $7.9 million outstanding at June 30, 2021. Our debt maturities for the remainder of 2021 and for 2022 total $2.8 million and $308.3 million, respectively (see Note 5 for additional information on Debt maturities). For 2021, we expect to fund our outstanding maturities through our excess cash flow generated by our operating properties, credit facilities and cash generated from dispositions. If the Merger does not occur prior to such time, the 2022 maturities are expected be funded through our excess cash flow generated by our operating properties, credit facilities, cash generated from dispositions or with proceeds from the issuance of long-term debt.

At June 30, 2021, we have a $500 million unsecured revolving credit facility, which expires in March 2024 and provides borrowing rates that float at a margin over LIBOR plus a facility fee. At June 30, 2021, the borrowing margin and facility fee, which are priced off a grid that is tied to our senior unsecured credit ratings, were 82.5 and 15 basis points, respectively. The facility also contains a competitive bid feature that allows us to request bids for up to $250 million. Additionally, an accordion feature allows us to increase the facility amount up to $850 million. As of July 27, 2021, we had no outstanding balance, and the available balance was $498.1 million, net of $1.9 million in outstanding letters of credit.

At June 30, 2021, we have a $10 million unsecured short-term facility that we maintain for cash management purposes. The facility, which matures in March 2022, provides for fixed interest rate loans at a 30-day LIBOR rate plus borrowing margin, facility fee and an unused facility fee of 125, 10, and 5 basis points, respectively. As of July 27, 2021, we had no amounts outstanding under this facility.

For the six months ended June 30, 2021, the maximum balance and weighted average balance outstanding under both facilities combined were $40.0 million and $2.7 million, respectively, at a weighted average interest rate of .9%.

We have non-recourse debt secured by properties held in several of our real estate joint ventures and partnerships. At June 30, 2021, off-balance sheet mortgage debt for our unconsolidated real estate joint ventures and partnerships totaled $191.1 million, of which our pro rata ownership is $44.6 million. Scheduled principal mortgage payments on this debt, excluding deferred debt costs and non-cash related items totaling $(.2) million, at 100% are as follows (in millions):

2021 remaining	$1.4
2022	172.1
2023	2.2
2024	2.3
2025	2.3
Thereafter	11.0
Total	$191.3

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

Our five most restrictive covenants, composed from both our public debt and revolving credit facility, include debt to asset, secured debt to asset, fixed charge, unencumbered asset test and unencumbered interest coverage ratios. We are not aware of any non-compliance with our public debt and revolving credit facility covenants as of June 30, 2021.

Our most restrictive public debt covenant ratios, as defined in our indenture and supplemental indenture agreements, were as follows at June 30, 2021:

Covenant	Restriction	Actual
Debt to Asset Ratio	Less than 60.0%	36.8%
Secured Debt to Asset Ratio	Less than 40.0%	6.8%
Fixed Charge Ratio	Greater than 1.5	4.2
Unencumbered Asset Test	Greater than 150%	290.8%

Included in our debt balance is a guaranty we provided for the payment of any debt service shortfalls on tax increment revenue bonds issued in connection with a development project in Sheridan, Colorado. The Sheridan Redevelopment Agency issued Series A bonds used for an urban renewal project, of which $53.7 million remain outstanding at June 30, 2021. The bonds are to be repaid with incremental sales and property taxes and a PIF to be assessed on current and future retail sales and, to the extent necessary, any amounts we may have to provide under a guaranty. The incremental taxes and PIF are to remain intact until the earlier of the payment of the bond liability in full or 2040.

Equity

Common share dividends paid totaled $67.6 million for the six months ended June 30, 2021. Our dividend payout ratio (as calculated as dividends paid on common shares divided by core funds from operations attributable to common shareholders - basic) for the six months ended June 30, 2021 approximated 53.9% (see Non-GAAP Financial Measures for additional information). On July 15, 2021, our Board of Trust Managers declared a special dividend of $.69 per common share, which is payable on August 2, 2021 to shareholders of record on July 28, 2021. The special dividend is being paid in connection with the anticipated Merger and to satisfy the REIT taxable income distribution requirements. Funds to pay dividends and share repurchases would come initially from excess proceeds from operations, dispositions and our outstanding credit facilities.

We have a $200 million share repurchase plan. Under this plan, subject to the applicable restrictions set forth in the Merger Agreement, we may repurchase common shares from time-to-time in open-market or in privately negotiated purchases. The timing and amount of any shares repurchased will be determined by management based on its evaluation of market conditions and other factors. The repurchase plan may be suspended or discontinued at any time, and we have no obligations to repurchase any amount of our common shares under the plan. During the six months ended June 30, 2021, no common shares were repurchased. At June 30, 2021 and as of the date of this filing, $149.4 million of common shares remained available to be repurchased under this plan.

We have an effective universal shelf registration statement, which expires in September 2023. Subject to the provisions of the Merger Agreement, we will continue to closely monitor both the debt and equity markets and carefully consider our available financing alternatives, including both public offerings and private placements.

Merger Costs

The closing of the Merger is expected to occur on August 3, 2021, pending the receipt of the necessary shareholder approvals and satisfaction or waiver of the other closing conditions specified in the Merger Agreement (although there can be no assurance that all closing conditions will be satisfied or waived by August 3, 2021, that the Merger will close on August 3, 2021 or that the Merger will be consummated). For the six months ended June 30, 2021, we have recorded costs of $8.4 million associated with the Merger. Estimated additional costs to be paid, if and when the Merger closes are $46.1 million which includes costs associated primarily with personnel and financial, legal, tax and audit advisors. These costs are expected to be funded through our credit facilities or cash generated from dispositions. These estimates are based on the best information available to management and may be impacted by future developments related to the Merger that could result in inaccurate estimates that could be material to our consolidated financial statements.

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

NAREIT FFO and Core FFO is calculated as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income attributable to common shareholders	$12,692	$11,368	$40,729	$63,990
Depreciation and amortization of real estate	39,841	37,520	78,256	73,995
Depreciation and amortization of real estate of unconsolidated real estate joint ventures and partnerships	4,145	4,322	8,306	8,119
Impairment of properties and real estate equity investments	122	—	447	44
Gain on sale of property, investment securities and interests in real estate equity investments	(429)	(7,903)	(9,526)	(21,477)
Gain on dispositions of unconsolidated real estate joint ventures and partnerships	(7)	(1,044)	(31)	(23,416)
Provision for income taxes (1)	—	—	20	—
Noncontrolling interests and other (2)	(634)	(652)	(1,190)	(1,227)
NAREIT FFO – basic	55,730	43,611	117,011	100,028
Income attributable to operating partnership units	302	241	703	769
NAREIT FFO – diluted	56,032	43,852	117,714	100,797
Adjustments for Core FFO:
Contract terminations	—	—	—	340
Merger costs	8,411	—	8,411	—
Other	1	—	1	—
Core FFO – diluted	$64,444	$43,852	$126,126	$101,137

FFO weighted average shares outstanding – basic	126,600	127,242	126,559	127,552
Effect of dilutive securities:
Share options and awards	1,039	861	1,096	899
Operating partnership units	1,409	1,432	1,419	1,432
FFO weighted average shares outstanding – diluted	129,048	129,535	129,074	129,883

NAREIT FFO per common share – basic	$0.44	$0.34	$0.92	$0.78

NAREIT FFO per common share – diluted	$0.43	$0.34	$0.91	$0.78

Core FFO per common share – diluted	$0.50	$0.34	$0.98	$0.78
(1)	The applicable taxes related to gains and impairments of operating and non-operating real estate assets.
(2)	Related to gains, impairments and depreciation on operating properties and unconsolidated real estate joint ventures, where applicable.

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

	Three Months Ended	Six Months Ended
	June 30, 2021	June 30, 2021
Beginning of the period	145	142
Properties added:
Acquisitions	—	6
Properties removed:
Dispositions	(1)	(4)
End of the period	144	144

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income attributable to common shareholders	$12,692	$11,368	$40,729	$63,990
Add:
Net income attributable to noncontrolling interests	1,749	1,009	3,591	2,635
Provision for income taxes	86	343	324	515
Interest expense, net	17,303	15,776	33,922	30,378
Property management fees	947	829	2,128	1,907
Depreciation and amortization	40,022	37,627	78,578	74,283
Impairment loss	122	—	447	44
General and administrative	11,691	12,920	22,295	15,227
Other (1)	98	79	149	167
Less:
Gain on sale of property	(480)	(7,898)	(9,611)	(21,474)
Equity in earnings of real estate joint ventures and partnership interests, net	(4,285)	(3,428)	(8,372)	(30,525)
Interest and other expense (income), net	4,713	(5,293)	3,059	535
Other (2)	(4,517)	866	(9,860)	3,991
Adjusted income	80,141	64,198	157,379	141,673
Less: Adjusted income related to consolidated entities not defined as same property and noncontrolling interests	(7,395)	(5,970)	(13,872)	(12,321)
Add: Pro rata share of unconsolidated entities defined as same property	6,487	5,603	12,873	12,014
Same Property Net Operating Income	$79,233	$63,831	$156,380	$141,366
(1)	Other includes items such as environmental abatement costs, demolition expenses and lease termination fees.
(2)	Other consists primarily of straight-line rentals, lease cancellation income and fee income primarily from real estate joint ventures and partnerships.

Newly Issued Accounting Pronouncements

See Note 2 to our condensed consolidated financial statements in Item 1 for additional information related to recent accounting pronouncements.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

We use fixed and floating-rate debt to finance our capital requirements. These transactions expose us to market risk related to changes in interest rates. Derivative financial instruments may be used to manage a portion of this risk, primarily interest rate contracts with major financial institutions. These agreements expose us to credit risk in the event of non-performance by the counter-parties. We do not engage in the trading of derivative financial instruments in the normal course of business. At June 30, 2021, we had fixed-rate debt of $1.8 billion and $4.0 million of variable-rate debt outstanding. In the event interest rates were to increase 100 basis points and holding all other variables constant, the fair value of our fixed rate debt would decrease by approximately $59.7 million, and there would not be a material change to our variable-rate debt.

ITEM 4.  Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of June 30, 2021. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2021.

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

ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

We have a $200 million share repurchase plan. Subject to the applicable restrictions set forth in the Merger Agreement, under this plan, we may repurchase common shares from time-to-time in open-market or in privately negotiated purchases. The timing and amount of any shares repurchased will be determined by management based on its evaluation of market conditions and other factors. The repurchase plan may be suspended or discontinued at any time, and we have no obligations to repurchase any amount of our common shares under the plan. As of the date of this filing, $149.4 million of common shares remained available to be repurchased under the plan. Also, for the three months ended June 30, 2021, no common shares were surrendered or deemed surrendered to us to satisfy any employees’ tax withholding obligations in connection with the vesting and/or exercise of awards under our equity-based compensation plans.

ITEM 3.   Defaults Upon Senior Securities

None.

ITEM 4.   Mine Safety Disclosures

Not applicable.

ITEM 5.   Other Information

Not applicable.

ITEM 6.   Exhibits

The exhibits required by this item are set forth in the Exhibit Index attached hereto.

EXHIBIT INDEX

(a)		Exhibits:
10.1†*	—	Second Amendment to the Weingarten Realty Retirement Plan effective July 8, 2021.
31.1*	—	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
31.2*	—	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
32.1**	—	Certification pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2**	—	Certification pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
101.INS**	—	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document
101.SCH**	—	XBRL Taxonomy Extension Schema Document
101.CAL**	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	—	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE**	—	XBRL Taxonomy Extension Presentation Linkbase Document
104	—	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

DATE: August 2, 2021